Form 10-Q
period 2019-06-30
VIEMED HEALTHCARE, INC.
filed 2019-08-09
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number: 001-38973
Viemed Healthcare, Inc.
(Exact name of registrant as specified in its charter)

British Columbia, Canada		N/A
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

202 N. Luke St. Lafayette, LA 70506
(Address of principal executive offices, including zip code)

(337) 504-3802
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Shares, no par value	VMD	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2019, there were 37,735,785 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
June 30, 2019 and 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At June 30, 2019	At December 31, 2018
		(Unaudited)	Audited
ASSETS
Current assets
Cash and cash equivalents		$7,691	$10,413
Accounts receivable, net of allowance for doubtful accounts of $6,874 and $4,266 at June 30, 2019 and December 31, 2018, respectively	2	12,797	8,839
Inventory, net	2	3,712	2,887
Prepaid expenses and other assets		861	824
Total current assets		$25,061	$22,963
Long-term assets
Property and equipment	3	45,803	30,562
Other assets		22	—
Total long-term assets		$45,825	$30,562
TOTAL ASSETS		$70,886	$53,525

LIABILITIES
Current liabilities
Trade payables		$7,818	$5,884
Income taxes payable		—	152
Accrued liabilities	4	6,950	7,551
Current portion of lease liabilities	5	8,410	3,031
Current portion of long-term debt		133	—
Warrant conversion liability	6	800	363
Total current liabilities		$24,111	$16,981
Long-term liabilities
Accrued liabilities	7	1,685	1,117
Long-term lease liabilities	5	1,098	394
Long-term debt	5	4,703	—
Total long-term liabilities		$7,486	$1,511
TOTAL LIABILITIES		$31,597	$18,492

Commitments and Contingencies (Note 8)		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 37,697,535 and 37,500,815 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	7	2,350	71
Additional paid-in capital		5,063	5,390
Accumulated other comprehensive loss		(148)	—
Retained earnings		32,024	29,572
TOTAL SHAREHOLDERS' EQUITY		$39,289	$35,033

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$70,886	$53,525

See accompanying notes to the condensed consolidated financial statements
Page	3

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2019	2018	2019	2018
Revenue	2	$22,547	$15,508	$42,990	$29,619

Cost of revenue		5,686	4,185	10,727	7,744

Gross profit		$16,861	$11,323	$32,263	$21,875

Operating Expenses
Selling, general and administrative		13,244	7,919	24,836	15,208
Research and development		203	—	437	—
Stock-based compensation	7	1,034	665	1,914	1,226
Depreciation		138	124	267	330
Loss on disposal of property and equipment		85	52	141	88
Other expense		25	7	49	7
Income from operations		$2,132	$2,556	$4,619	$5,016

Non-operating expenses
Unrealized loss on warrant conversion liability	6	268	123	437	195
Interest expense, net of interest income	5	20	67	46	114

Net income before taxes		1,844	2,366	4,136	4,707
Provision for income taxes	9	24	—	162	—

Net income		$1,820	$2,366	$3,974	$4,707

Other Comprehensive Income
Change in unrealized loss on derivative instruments, net of tax		(148)	—	(148)	—
Other Comprehensive Loss		(148)	$—	$(148)	$—

Comprehensive Income		1,672	$2,366	$3,826	$4,707

Net income per share
Basic	11	$0.05	$0.06	$0.10	$0.12
Diluted	11	$0.05	$0.06	$0.10	$0.12

Weighted average number of common shares outstanding:
Basic	11	37,686,763	37,909,628	38,165,274	37,909,628
Diluted	11	39,975,307	39,335,011	40,166,855	39,099,186

See accompanying notes to the condensed consolidated financial statements
Page	4

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2017	37,909,628	$67	$2,688	$—	$20,989	$23,744
Stock-based compensation - options			145			145
Stock-based compensation - restricted stock			416			416
Net Income					2,341	2,341
Shareholders' equity, March 31, 2018	37,909,628	$67	$3,249	$—	$23,330	$26,646

Stock-based compensation - options			229			229
Stock-based compensation - restricted stock			436			436
Net Income					2,366	2,366
Shareholders' equity, June 30, 2018	37,909,628	$67	$3,914	$—	$25,696	$29,677

Shareholders' equity, December 31, 2018	37,500,815	$71	$5,390	$—	$29,572	$35,033
Stock-based compensation - options			578			578
Stock-based compensation - restricted stock			302			302
Exercise of options	2,418	4				4
Shares issued for vesting of restricted stock units	539,965	2,202	(2,202)			—
Shares repurchased and canceled under the Normal Course Issuer Bid	(365,100)				(1,522)	(1,522)
Net Income					2,154	2,154
Shareholders' equity, March 31, 2019	37,678,098	$2,277	$4,068	$—	$30,204	$36,549

Stock-based compensation - options			705			705
Stock-based compensation - restricted stock			329			329
Exercise of warrants	8,280	16				16
Exercise of options	4,725	18				18
Shares issued for vesting of restricted stock units	6,432	39	(39)			—
Change in unrealized loss on derivative instruments				(148)		(148)
Net Income					1,820	1,820
Shareholders' equity, June 30, 2019	37,697,535	$2,350	$5,063	$(148)	$32,024	$39,289

See accompanying notes to the condensed consolidated financial statements
Page	5

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Six Months Ended June 30,
	Note	2019	2018
Cash flows from operating activities
Net income		$3,974	$4,707
Adjustments for:
Depreciation		2,739	1,634
Bad debt expense	2	3,859	2,685
Share-based compensation	7	1,914	1,226
Unrealized loss on warrant conversion liability		437	—
Loss on disposal of property and equipment		141	88
Net change in working capital
Increase in accounts receivable		(7,818)	(761)
Increase in inventory		(825)	(302)
Increase (decrease) in trade payables		1,934	(120)
Decrease in accrued liabilities		(181)	(83)
Decrease in income tax payable		(153)	(69)
Increase in prepaid expenses and other current assets		(58)	(2)
Net cash provided by operating activities		$5,963	$9,003

Cash flows from investing activities
Purchase of property and equipment		(7,700)	(2,057)
Proceeds from sale of property and equipment		213	277
Net cash used in investing activities		$(7,487)	$(1,780)

Cash flows from financing activities
Proceeds from exercise of options		22	—
Proceeds from exercise of warrants		16	—
Proceeds from commercial long-term note for building		4,837	—
Shares repurchased and canceled under the Normal Course Issuer Bid		(1,522)	—
Repayments of lease liabilities		(4,551)	(3,770)
Net cash used in financing activities		$(1,198)	$(3,770)

Net (decrease) increase in cash and cash equivalents		(2,722)	3,453
Cash and cash equivalents at beginning of year		10,413	5,098
Cash and cash equivalents at end of year		$7,691	$8,551

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$52	$116
Cash paid during the period for income taxes, net of refunds received		$317	$68
Supplemental disclosures of non-cash transactions
Property and equipment financed through capital leases and long-term debt		$9,438	$4,586
Property and equipment financed through leases upon adoption of FASB ASC 842		$1,919	$—
Change in unrealized (losses) on derivative instruments, net of tax		$(148)	$—

See accompanying notes to the condensed consolidated financial statements
Page	6

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

1.	Nature of Business and Operations

On December 21, 2017, Viemed Healthcare, Inc. (the "Company") consumated Asset and Share Purchase Agreements as well as an Arrangement Agreement ("the Arrangement") with Protech Home Medical Corp. ("PHM") (formerly Patient Home Monitoring Corp.) and was spun-out as a separate public company that owns a 100% interest in Home Sleep Delivered, L.L.C. ("HSD") and Sleep Management, L.L.C. dba Viemed ("Viemed") through the U.S. holding company Viemed Inc. Effective as of the spin-out date, the consolidated financial statements include all of the above referenced entities. The spin-out transaction was treated as a common control transaction and all assets and liabilities of the spun out business were transferred at the prior carrying values.

The Company, through its subsidiaries, provides in-home durable medical equipment ("DME") and health care solutions to patients across over 29 states in the United States. Viemed offers customers requiring respiratory services and related equipment an appropriate selection of home medical products including non-invasive ventilators, positive airway pressure (“PAP”) machines and oxygen units, as well as the services of experienced respiratory therapists. HSD provides in-home sleep apnea testing, allowing a patient to determine the existence of sleep apnea at home at a fraction of the cost of the traditional sleep lab environment. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 202 N. Luke Street, Lafayette, Louisiana 70506.

The Company qualifies as a "foreign private issuer," as defined in Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), for the purposes of the informational requirements of the Exchange Act. Although, as a foreign private issuer, the Company would not be required to do so, the Company will file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (the "SEC"), instead of filing the reporting forms available to foreign private issuers.

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"), and as such, has elected to comply with certain reduced U.S. public company reporting requirements.

The Company’s shares are traded in Canada on the Toronto Stock Exchange under the symbol VMD.TO, and as of August 9, 2019, in the U.S. on the Nasdaq Capital Market under the symbol VMD.

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated balance sheets, consolidated statements of income and comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Reporting currency

All values are in U.S. dollars ($ or "USD") unless specifically indicated otherwise. Canadian dollars are indicated as CAD$.

Functional currency

Management has exercised judgment in selecting the functional currency of each of the entities that it combines based on the primary economic environment in which the entity operates and in reference to the various indicators including the currency that primarily influences or determines the selling prices of goods and services and the cost of those services, including labor, material and other costs and the currency whose competitive forces and regulations mainly determine selling prices. The Company's functional currency

Page	7

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

was determined to be the U.S. dollar, which was determined using management’s assumption that the primary economic environment which it will derive its revenue and expenses incurred to generate those revenues is the United States.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, inventory, accounts receivable allowances for bad debts, stock compensation expense, depreciation and amortization, legal provisions, income tax provisions, and fair value of financial instruments. Actual results could differ from these estimates.

Accounts receivable

Net accounts receivable aging for each reporting period is as follows:

	Current	30-60	60-90	Over 90	Total Accounts Receivable, net of Allowance
June 30, 2019	$6,896	$1,816	$1,435	$2,650	$12,797
December 31, 2018	$4,857	$1,124	$668	$2,190	$8,839

Accounts receivable are regularly reviewed for collectability and an allowance is recorded to cover the estimated bad debts and billing modifications. The accounts receivable are presented on the Condensed Consolidated Balance Sheets net of the allowance for doubtful accounts. It is possible that the estimates of the allowance for doubtful accounts could change, which could have a material impact on our operations and cash flows.

The Company writes off receivables when the likelihood for collection is remote, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The write-offs are charged against the allowance for doubtful accounts.

The estimates and write-offs for the allowance for doubtful accounts for each reporting period were as follows:

	June 30, 2019	June 30, 2018
Balance, beginning of year	$4,266	$3,060
Provision for bad debts	3,859	2,685
Amounts written off	(1,251)	(2,593)
Balance, end of period	$6,874	$3,152

As of June 30, 2019 and 2018, no one customer represented more than 10% of outstanding accounts receivable. The Company does have receivables at June 30, 2019 from Medicare and Medicaid, representing 42% and 13%, respectively, and 55% combined, of total outstanding receivables (December 31, 2018 - 60%). As these receivables are both from government programs, there is very little credit risk associated with these balances.

Revenues from Medicare and Medicaid accounted for 67% and 69%, of the total revenues for the three months ended June 30, 2019 and 2018, respectively, and 68% and 71% for the six months ended June 30, 2019 and 2018, respectively.

Page	8

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

Property and equipment

Property and equipment is presented on the consolidated balances sheets at historic cost less accumulated depreciation. Major renewals and improvements that extend the useful life of assets are capitalized to the respective property accounts, while maintenance and repairs, which do not extend the useful life of the respective assets, are expensed as incurred. Management has estimated the useful lives of equipment leased to customers. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Property and equipment are amortized on a straight-line basis over their estimated useful lives.

The estimated useful lives of the property and equipment are as follows:

Description	Estimated Useful Lives
Medical Equipment	2 - 10 Years
Computer Equipment	5 Years
Office Furniture & Fixtures	5 - 10 Years
Leasehold Improvements	Shorter of Useful Life or Lease
Vehicles	5 Years
Building	15 - 39 Years
Land	Indefinite Life

Depreciation of medical equipment commences at the date of service, which represents the date that the asset has been deployed to a patient’s address and is put in use. Property and equipment and other non-current assets with definite useful lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Revenue recognition

Revenue from a customer consists of any combination of the sale and rental of durable medical equipment (“DME”) and/or patient medical services. Revenues are billed to and collections received from Medicare, third-party insurers, co-insurance and patient-pay. Revenue is recognized net of contractual adjustments and bad debt based on contractual arrangements with third-party payors, an evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services and reimbursements by government-sponsored healthcare programs and insurance companies for such services.

The Company's contracts with customers often include multiple products and services, and the Company evaluates these arrangements to determine the unit of accounting for revenue recognition purposes based on whether the product or service is distinct from other products or services in the arrangement and should be accounted for as separate performance obligation. A product or service is distinct if the customer can benefit from it on its own or together with other readily available resources and the Company's ability to transfer the goods or services is separately identifiable from other promises in the contractual arrangement with the customer (e.g. patient). Revenue is then allocated to each separately identifiable good or service based on standalone price of the items underlying the performance obligations. Most of the Company’s products fall in the Medicare Fee-for-Service (“FFS”) program which is a payment model where services are unbundled and paid for separately. These services are paid based on a Medicare determined price that is publicly available on the website for the Centers for Medicare & Medicaid Services (“CMS”). For commercial payors, DME companies must negotiate in-network pricing separately, though in general, the Company’s payors tend to benchmark their contract rates and coverage policies closely to those of Medicare.

The Company considers performance obligations for sales and rentals to be met when the customer receives the equipment, and revenue for rentals is recognized over time, over the respective rental period. For revenue associated with DME rentals, the Company recognizes revenue in accordance with FASB ASC 842, “Leases,” (Topic 842). For any DME sales and services, the Company recognizes revenue under FASB ASU 2014-09, “Revenue from Contracts with Customers,” (Topic 606) and related amendments.

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 842—Leases. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term.

Page	9

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

The revenues from each major source are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$19,461	$13,852	$37,743	$26,676
Other durable medical equipment rentals	1,425	532	2,343	984
Revenue from sales and services under Topic 606
Equipment sales	1,164	895	2,032	1,502
Service revenues	497	229	872	457
Total Revenues	$22,547	$15,508	$42,990	$29,619

Revenue Accounting under Topic 842

The Company leases durable medical equipment such as non-invasive and invasive ventilators, positive airway pressure ("PAP") machines, percussion vests, oxygen concentrator units and other small respiratory equipment to customers for a fixed monthly amount on a month-to-month basis. The customer generally has the right to cancel the lease at any time during the rental period for a subsequent month’s rental, and payments are generally billed in advance. The Company considers these rentals to be operating leases.

Under FASB Accounting Standards Codification Topic 842, “Leases”, the Company recognizes rental revenue on operating leases on a straight-line basis over the contractual lease term which varies based on the type of equipment rental, but generally ranges from 10 to 36 months. The lease term begins on the date products are delivered to patients, and revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private commercial payors, and Medicaid. Certain customer co-payments are included in revenue when considered probable of payment, which is generally when paid.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. There were no material changes in estimates recorded in the three months ended June 30, 2019, relating to prior periods.

Revenue Accounting under Topic 606

The Company sells durable medical equipment, replacement parts and supplies to customers and recognizes revenue at the point in time where control of the good or service is transferred through delivery to the customer. Each piece of equipment, part, or supply is distinct, separately priced, and represents a single performance obligation. The revenue is allocated amongst the performance obligations based upon the relative standalone selling price method, however, items are typically all delivered or supplied together. The customer and, if applicable, the payors are generally charged at the time that the product is sold.

The Company also provides sleep study services to customers and recognizes revenue when the results of the sleep study are complete as that is when the performance obligation is met. The transaction price on both equipment sales and sleep studies is the amount that the Company expects to receive in exchange for the goods and services provided. Due to the nature of the durable medical equipment business, gross charges are retail charges and generally do not reflect what the Company is ultimately paid. As such, the transaction price is constrained for the difference between the gross charge and what is estimated to be collected from payors and from patients. The transaction price therefore is predominantly based on contractual payment rates as determined by the payors. The Company does not generally contract with uninsured customers. The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

Page	10

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

The Company determines its estimates of contractual allowances and discounts based upon contractual agreements, our policies and historical experience. While the rates are fixed for the product or service with the customer and the payors, such amounts typically include co-payments, co-insurance and deductibles, which vary in amounts, and are due from the patient customer. The Company includes in the transaction price only the amount that the Company expects to be entitled, which is substantially all of the payor billings at contractual rates. The transaction price is initially constrained by the amount of customer co-payments, which are included in the transaction price when considered probable of payment and included in revenue if the product or service has already been provided to the customer.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. There were no material changes in estimates recorded in the three months ended June 30, 2019, relating to prior periods.

Returns and refunds are not accepted on either equipment sales or sleep study services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of June 30, 2019.

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. Stock-based compensation costs for restricted stock units are determined at the grant date based on the closing stock price. The expense of such stock-based compensation awards is recognized using the graded vesting attribution method over the vesting period and the offsetting credit is recorded as an increase in additional paid-in capital. Forfeitures are recorded as incurred. Any excess tax benefit or deficiency is recognized as a component of income taxes and within operating cash flows upon vesting of the share-based award.

Interest Rate Swaps

The Company utilizes an interest rate swap contract to reduce exposure to fluctuations in variable interest rates for future interest payments on the Term Note (as defined below).

For determining the fair value of the interest rate swap contract, the Company uses significant other observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. These fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves. The Company includes unrealized gains in Other assets, as a component of Long-term Assets, and unrealized losses in Accrued liabilities, as a component of Long-term liabilities on the Condensed Consolidated Balance Sheets.

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparty as an adjustment to interest expense over the life of the swap. If determined to be an effective cash flow hedge, the Company will record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income or loss on the Condensed Consolidated Balance Sheets. To the extent that interest rate swaps are determined to be ineffective, the Company would recognize the changes in the estimated fair value of swaps in Interest and other non-operating expenses, net on our Condensed Consolidated Statements of Income.

Page	11

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

Net Income per Share Attributable to Common Stockholders

The Company uses the two-class method to compute net income per common share attributable to common stockholders because the Company issued securities, other than common stock, that contractually entitled the holders to participate in the dividends and earnings prior to the initial listing after the Arrangement. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

Under the two-class method, for periods with net income, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of the current period's earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses.

See Note 11 for earnings per share computations.

Recently adopted accounting pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” to provide clarity on how certain cash receipt and cash payment transactions are presented and classified within the statement of cash flows. The ASU is effective for annual periods beginning December 31, 2018, and its adoption did not impact these condensed consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-07 “Improvements to Non-employee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The ASU is effective for interim periods as of January 1, 2019, and its adoption did not have any material impact on our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842) (“ASC 842”), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840) (“ASC 840”). ASC 842 requires lessees to recognize a lease liability and a right of use asset for all leases that extend beyond one year. This standard was adopted using the modified retrospective transition approach at the adoption date of January 1, 2019. This approach does not require the restatement of previous periods. The Company completed a qualitative and quantitative assessment of its leases from both a lessee and lessor perspective. As part of this process, the Company elected to utilize certain practical expedients that provided transition relief. Accordingly, the Company did not reassess expired or existing contracts, lease classifications or related initial direct costs as part of the assessment process for either lessee or lessor leases. The adoption of this standard, from a lessee perspective, resulted in the recording of Right of Use (“ROU”) operating lease assets as a component of property and equipment, net and liabilities as a component of current and non-current liabilities of approximately $1.5 million on the Condensed Consolidated Balance Sheet as of January 1, 2019, with no impact to retained earnings. In addition, the Company elected as an accounting policy, not to record leases with an initial term of less than 12 months. (See Note 5 – “Debt and lease liabilities” for additional information and required disclosures.)

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging", which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, in order to better align an entity’s risk management activities and financial reporting for hedging relationships. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company adopted this standard on June 1, 2019 and adoption of this standard did not have a material impact on the Company’s consolidated financial statement presentation or results.

Recently issued accounting pronouncements

The Company is an “emerging growth company” as defined by the Jumpstart Our Business Startups (“JOBS”) Act of 2012. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of all accounting standards until those standards would otherwise apply to private companies. The Company has elected this exemption and, as a result, these condensed consolidated financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. To date, however, the Company has not delayed

Page	12

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

the adoption of any accounting standards. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The ASU will be effective for interim and annual periods beginning January 1, 2020 for issuers and annual periods beginning January 1, 2021 for non-issuers. Therefore, the Company plans to further evaluate the anticipated impact of the adoption of this ASU on the consolidated financial statements in future periods including considering whether to delay adoption of the standard.

3.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and fixtures, real property and related improvements, and vehicles and other various small equipment. In May 2019, the Company purchased a 77,000 square foot commercial building located in Lafayette, Louisiana that it plans to utilize as its new corporate headquarters. The commercial term note used to finance this purchase is further discussed in Note 5.

The following table details the Company’s fixed assets:

	June 30, 2019	December 31, 2018
Medical equipment	$45,470	$35,541
Furniture and equipment	2,052	1,174
Land	2,138	367
Buildings	5,034	264
Leasehold improvements	301	256
Vehicles	1,768	1,782
Less: Accumulated depreciation	(10,960)	(8,822)
Property and equipment, net of accumulated depreciation	$45,803	$30,562

Depreciation in the amount of $1,306,000 and $769,000 is included in cost of revenue for the three months ended June 30, 2019 and June 30, 2018, respectively, and $2,472,000 and $1,304,000 for the six months ended June 30, 2019 and 2018, respectively. Included in medical equipment above is equipment acquired under capital lease obligations whose cost and accumulated depreciation at June 30, 2019 total $7,872,000 and $1,473,000, respectively. At December 31, 2018, cost and accumulated depreciation on equipment acquired under capital lease obligations was $7,943,000 and $1,100,000, respectively.

4.	Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	June 30, 2019	December 31, 2018
Accrued trade payables	$694	$960
Accrued commissions payable	425	315
Accrued bonuses payable	2,440	3,788
Accrued vacation and payroll	1,119	1,012
Current portion of phantom share liability	2,272	1,476
Total accrued liabilities	$6,950	$7,551

Page	13

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

5.     Debt and lease liabilities

Senior Credit Facility

On February 20, 2018, we entered into a two year commercial business loan agreement with Hancock Whitney Bank for lines of credit for up to $5.0 million (with a letter of credit sub-limit of $0.5 million), expiring on February 21, 2020. Any amounts advanced will be secured by substantially all our assets and carry an interest rate of one month ICE libor plus 3.00%, with a 4.00% interest rate floor. Advances of the line of credit initially were subject to a borrowing base as determined in accordance with the loan agreement, which was based on the value of our accounts receivable balance.

On March 19, 2019, the Company entered into an amendment to the loan agreement increasing the available line of credit from $5.0 million to $10.0 million and extending the expiration date to March 19, 2021. In addition, the borrowing base restriction was removed from the loan agreement and all current financial covenants were replaced with the following covenants:

Financial Covenant	Required Ratio
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00
Minimum Working Capital (Quarterly)(1)	at least $2,500,000
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00
(1) This covenant will be in effect and tested quarterly beginning September 30, 2019.

The Company was in compliance with all covenants in effect at June 30, 2019. There were no borrowings against this facility at June 30, 2019 and December 31, 2018.

Commercial Term Note

On May 30, 2019, the Company entered into an amendment to the loan agreement providing for a commercial term note (the “Term Note”) in favor of Hancock Whitney Bank in the principal amount of $4,845,000. The proceeds of the Term Note were used to purchase a building that the Company plans to utilize as its new corporate headquarters. Beginning July 1, 2019, the Company makes monthly payments towards the outstanding balance. The Term Note matures on May 30, 2026 and is secured by substantially all of the assets of the borrower, including the real property acquired with the proceeds of the Term Note. The Term Note bears interest at a variable rate equal to the one month ICE libor index plus a margin of 2.45% per annum. The Company is required to maintain a loan to value ratio of 85% with respect to the appraised value of the real property. In connection with the Term Note, the Company entered into an interest rate swap transaction (the "Interest Rate Swap Transaction") with Hancock Whitney Bank effectively fixing the interest rate for the Term Note at 4.68%.

The Company incurred immaterial deferred financing costs related to the real property acquired with the proceeds of the Term Note. These deferred financing costs are recorded as a reduction to long-term debt in the consolidated balance sheets and will be amortized over the term of the loan. The Company has recorded $0 in amortization of deferred financing costs related to the note for the period ended June 30, 2019.

The Company has recognized the note payable, which has a term greater than twelve months, as follows:

	June 30, 2019	December 31, 2018
Note payable	$4,836	$—
Less:
Current portion of note payable	(133)	—
Net long-term note payable	$4,703	$—

Page	14

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

The table below represents the future minimum principal and interest obligations for the Term Note as of June 30, 2019:

	Principal Payments	Interest Payments(1)
Less than one year (current portion)	$133	$273
Between one and two years	148	226
Between two and five years	491	632
Five years or more	4,064	348
Total	$4,836	$1,479
(1) Interest payments under effective interest rate of 4.68%.

Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	June 30, 2019	December 31, 2018
Lease liabilities	$9,508	$3,425
Less:
Current portion of lease liabilities	(8,410)	(3,031)
Net long-term lease liabilities	$1,098	$394

Finance lease liabilities

The Company has various finance leases for equipment with an implied interest rate at fixed rates up to 12.85%, secured by equipment, due between 2019 and 2023. The Company's weighted average interest rate was 0.47% and 1.54% for all finance lease liabilities outstanding as of June 30, 2019 and 2018, respectively. At June 30, 2019, the weighted average lease term was approximately 0.76 years.

Minimum payments and interest for finance lease obligations required over the next five years as of June 30, 2019, are as follows:

	Principal Payments	Interest Payments
Less than one year (current portion)	$8,173	$39
Between one and two years	90	8
Between two and five years	49	2
Total	$8,312	$49

Interest expense related to these finance lease obligations for the three and six months ended June 30, 2019 amounted to $20,000 and $46,000, respectively. Interest expense related to these finance lease obligations for the three and six months ended June 30, 2018 amounted to $67,000 and $114,000, respectively.

Operating lease liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of our assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At June 30, 2019, the weighted average lease term was approximately 5.51 years.

Page	15

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

Minimum payments and interest for operating lease liabilities required over the next five years as of June 30, 2019, are as follows:

	Principal Payments	Interest Payments
Less than one year (current portion)	$237	$59
Between one and two years	200	48
Between two and five years	367	65
Five years or more	392	22
Total	$1,196	$194

Included in operating lease liabilities are real property leases for real estate from a related party. Rental payments under these lease agreements are $18,000 per month, plus taxes, utilities and maintenance. Total rental payments for the use of these properties were $61,000 and $121,000 for the three and six months ended June 30, 2019, respectively, and $56,000 and $114,000 for the three and six months ended June 30, 2018, respectively. The expense for these related party rents has been included within general and administrative expenses.

6.	Fair value measurement

Under ASC Topic 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). ASC Topic 820 establishes a hierarchy for inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that reflect assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. There are three levels to the hierarchy based on the reliability of inputs, as follows:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets and liabilities in markets that are not active.

Level 3 - Unobservable inputs for the asset or liability. The degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3.

The Company’s cash and cash equivalents are measured using level 1 inputs.

Warrants

Pursuant to the Arrangement with PHM effective December 21, 2017, PHM common share purchase warrant holders each received one tenth (1/10) of one warrant to purchase one Viemed share. The warrants conversion feature is denominated in Canadian dollars which is different from the functional currency of the Company (U.S. dollars). The conversion feature is treated as a derivative financial liability and the fair value movement during the period is recognized in the Consolidated Statement of Income and Comprehensive Income. The change in the value of warrants has been recorded as an unrealized loss on derivative financial liability in the Condensed Consolidated Statements of Income and Comprehensive Income.

The warrant derivative financial liability has been valued using level 3 inputs from the fair value hierarchy. Changes to these assumptions could result in a higher or lower fair value measurement. The fair value of the warrants at June 30, 2019 was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.52%
Expected volatility	48.92%
Expected life of warrants	0.17 years
Expected dividend yield	Nil

Page	16

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

There were no warrants issued during the three and six month periods ended June 30, 2019. There were 8,280 warrants exercised during the six months ended June 30, 2019.

Warrant Conversion Liability
Balance December 31, 2018	363
Warrants issued	—
Unrealized loss on warrant conversion liability	437
Balance June 30, 2019	$800

Derivative instruments and hedging activities

We currently have one interest rate swap contract in place, which became effective on May 31, 2019 and has been designated as a cash flow hedge. This swap contract matures on May 30, 2026. This swap contract converts the variable interest rate to a fixed interest rate on borrowings under the Term Note. As of June 30, 2019, the notional amount of the interest rate swap was $4.8 million and will be amortized over the term of the swap. The fair value was $0.1 million (determined based on Level 2 inputs) and is included in Accrued liabilities, as a component of Long-term liabilities as of June 30, 2019.

In the first six months of 2019, losses recognized as a result of ineffectiveness were immaterial.

7.	Shareholders' Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares.

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 37,697,535 and 37,500,815 shares were issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

For the six months ended June 30, 2019, the Company re-purchased and canceled 365,100 common shares at a cost of $1,522,000 pursuant to the Normal Course Issuer Bid (the "NCIB") that went into effect on November 29, 2018. Total shares repurchased under the NCIB were 775,803 as of June 30, 2019. The Company’s retained earnings was reduced by the amount paid for the shares repurchased for cancellation.

Warrants

Warrants outstanding and exercisable as of June 30, 2019:

Year issued	Date of expiry	Type	Number of warrants (000's)	Weighted average exercise price (CAD$)
2017	August 27, 2019	Warrant	169	$2.60
Total			169	$2.60

The following table summarizes warrant activity for the period ended June 30, 2019:

	Number of warrants (000's)	Weighted average exercise price (CAD$)
Balance December 31, 2018	177	$2.60
Issued	—	$—
Exercised	(8)	$2.60
Expired	—	$—
Balance June 30, 2019	169	$2.60

Page	17

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

There were no warrants issued and 8,280 warrants exercised during the six months ended June 30, 2019.

Stock-based compensation

At the Company's annual and special meeting of shareholders held on July 17, 2018, shareholders of the Company passed a resolution approving the RSU and Option Plans (collectively, the “Plan”). The purpose of the Plan is to provide incentive to employees, directors, officers, management companies, and consultants who provide services to the Company or any of its subsidiaries. The Plan is a “fixed” stock plan, whereby the maximum number of the Company's shares reserved for issuance, combined with any equity securities granted under all other compensation arrangements adopted by the Company, may not exceed 7,582,000 shares (equal to 20% of the issued and outstanding shares of the Company as of the date of the Arrangement). As of June 30, 2019, the Company had outstanding issuances of options of 2,766,000 and restricted stock units of 1,196,000 under the Plan.

The following table summarizes stock-based compensation for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Stock-based compensation - options	$705	$229	$1,283	$374
Stock-based compensation - restricted stock	329	436	631	852
Total	$1,034	$665	$1,914	$1,226

At June 30, 2019, there was approximately $3,496,000 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.49 years. As of June 30, 2019, there was approximately $942,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.05 years.

Options

The following table summarizes stock option activity for the six months ended June 30, 2019:

	Number of options (000's)	Weighted average exercise price (CAD$)	Weighted average remaining contractual life	Aggregate Intrinsic Value(1)
Balance December 31, 2018	1,545	$3.39	5.8 years	$1,605
Issued	1,236	5.66
Exercised	(7)	3.99
Expired / Forfeited	(8)	3.26
Balance June 30, 2019	2,766	4.40	7.2 years	$6,698
Includes NIL shares netted for tax.
(1) The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

For the six months ended June 30, 2019, 7,143 shares of common stock were issued pursuant to the exercise of stock options.

At June 30, 2019, the Company had 1,076,000 exercisable stock options outstanding with a weighted average exercise price of CAD $3.86 and a weighted average remaining contractual life of 3.9 years. At December 31, 2018, the Company had 851,000 exercisable stock options outstanding with a weighted average exercise price of CAD $4.30 and a weighted average remaining contractual life of 3.2 years.

Page	18

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

The fair value of the stock options has been charged to the statement of income and comprehensive income and credited to additional paid-in capital over the proper vesting period, using the Black-Scholes option pricing model calculated using the following assumptions for issuances during the six months ended June 30, 2019:

Exercise price ($CAD)	$5.49 - $9.26 ($CAD)
Risk-free interest rate	1.59 - 1.96%
Expected volatility	73 - 81%
Expected life of options	10 Years
Expected dividend yield	Nil
Fair value on date of grant ($USD)	$3.40 - $5.45 ($USD)

Restricted stock units

The Company has a restricted stock unit plan, which it uses for grants to directors, officers, and employees. Restricted stock units vest generally over a one or three-year period.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2019:

	Number of Restricted Stock Units (000's)	Weighted average grant price (CAD$)	Weighted average remaining contractual life	Aggregate Intrinsic Value(1)
Balance December 31, 2018	1,715	$2.41	1.01 years	$6,575
Issued	60	$5.49
Vested	(546)	$2.25
Expired / Forfeited	(33)	$2.25
Balance June 30, 2019	1,196	$2.65	1.05 years	$8,159
(1) The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Phantom share units

The Company has a phantom share unit plan, which it uses for grants to directors, officers, and employees. Phantom share units granted under the plan are non-assignable and are settled in cash at vesting. Phantom share units vest annually over a three-year period.

The following table summarizes phantom share unit activity for the six months ended June 30, 2019:

Number of Phantom Share Units (000's)
Balance December 31, 2018	1,692
Issued	351
Vested	(550)
Expired / Forfeited	(72)
Balance June 30, 2019	1,421

Page	19

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities, using a valuation method with the following assumptions:

June 30, 2019
Share price	$ 8.93 (CAD$)
Remaining life of phantom share units	0.86 - 2.86 Years
Calculated fair value of phantom share units	$3,809,000

The total liability associated with phantom share units at June 30, 2019 is $3,809,000, with $1,537,000 of this balance included in long-term accrued liabilities and the remaining portion of $2,272,000 in current accrued liabilities. Accrued liability and related expense is determined at each reporting period based on the stock price at period end.

8.	Commitments and Contingencies

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $166,000 and $115,000 for the three months ended June 30, 2019 and 2018, respectively, and $335,000 and $225,000 for the six months ended June 30, 2019 and 2018, respectively.

9.	Income Taxes

At June 30, 2019 and 2018, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2015. Our annual estimated effective tax rate for 2019 is 1.53%, consistent with the effective tax rate for the year ended December 31, 2018. The primary component of the annual effective tax rate relates to the Company's current state income taxes, as the Company continues to generate taxable losses for U.S. federal income tax purposes.

10.     Financial Risk Factors

Risk management

In the normal course of business, the Company is exposed to a number of risks that can affect its operating performance. ASC 820—Fair Value Measurements and Disclosures creates a single definition of fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement is to estimate the price at which an orderly transaction to sell an asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Credit Risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. Financial instruments that potentially subject the Company to credit risk are primarily cash and accounts receivable. Each subsidiary places its cash with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation. Substantially all accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, directly from patients or for rebates due from manufacturers. Receivables generally are collected within industry norms for third-party payors and from manufacturers. The Company continuously monitors collections from its clients and maintains an allowance for bad debts based upon lifetime expected credit losses.

Page	20

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach in managing liquidity is to ensure, to the extent possible, that it will have sufficient liquidity to meet its liabilities when due by continuously monitoring actual and budgeted cash flows, and monitoring financial market conditions for signs of weakness.

As of June 30, 2019, the Company faced no material liquidity risk and is able to meet all of its current financial obligations as they become due and payable. The Company had $24,111,000 and $16,981,000 of current liabilities that are due within one year as of June 30, 2019 and December 31, 2018, respectively. The Company had $25,061,000 and $22,963,000 of current assets as of June 30, 2019 and December 31, 2018, respectively in addition to positive cash flow from operations. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully available as of June 30, 2019, subject to compliance with certain covenants.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is limited to potential decreases on the interest rate offered on cash and cash equivalents held with registered US financial institutions. The Company considers this risk to be immaterial. The interest on finance leases is not subject to cash flow interest rate risk as these instruments bear interest at fixed rates. In connection with the Term Note, the Company entered into an Interest Rate Swap Transaction with Hancock Whitney Bank for a fixed rate of 4.68%, thereby transforming the variable interest rate exposure into a fixed rate obligation.

11.     Earnings Per Share

Income per common share is calculated using the combined earnings for the year divided by the weighted average number of shares outstanding during the year. Diluted income per share amounts are calculated giving effect to the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted to common shares by assuming the proceeds received from the exercise of stock options and warrants are used to purchase common shares at the prevailing market rate.

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator - basic and diluted:
Net income attributable to shareholders	$1,820	$2,366	$3,974	$4,707

Denominator:
Basic weighted-average number of common shares	37,686,763	37,909,628	38,165,274	37,909,628
Diluted weighted-average number of shares	39,975,307	39,335,011	40,166,855	39,099,186

Basic earnings per share	$0.05	$0.06	$0.10	$0.12
Diluted earnings per share	$0.05	$0.06	$0.10	$0.12

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	37,686,763	37,909,628	38,165,274	37,909,628
Stock options and other dilutive securities	2,288,544	1,425,383	2,001,581	1,189,558
Diluted weighted-average number of shares	39,975,307	39,335,011	40,166,855	39,099,186

Page	21

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2019 and 2018

12.	Subsequent Events

Conversion of Accounts Payable into Short-term Capital Lease

Subsequent to June 30, 2019, the Company entered into a capital lease agreement with a third party and as a result $1,563,000 of accounts payable was converted to a short-term lease payable.

Page	22

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified entirely by, our condensed consolidated financial statements (including Notes to the Condensed Consolidated Financial Statements) and the other consolidated financial information under Item 1 of this Quarterly Report on Form 10-Q. Some of the information in this discussion and analysis includes forward-looking statements that involve risk and uncertainties. Actual results and timing of events could differ from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 or "forward-looking information" as such term is defined in applicable Canadian securities legislation (collectively, "forward-looking statements"). Any statements other than statements of historical information, including those that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking and may involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. These forward-looking statements are made as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by applicable law.

Forward-looking statements relate to future events or future performance and reflect the expectations or beliefs of management regarding future events, and include, but are not limited to, statements with respect to: operating results; profitability; financial condition and resources; anticipated needs for working capital; liquidity; capital resources; capital expenditures; milestones; licensing milestones; information with respect to future growth and growth strategies; anticipated trends in our industry; our future financing plans; timelines; currency fluctuations; government regulation; unanticipated expenses; commercial disputes or claims; limitations on insurance coverage; and availability of cash flow to fund capital requirements.

Often, but not always, forward-looking information can be identified by the use of words such as “plans”, “expects”, “is expected”, “budget”, “potential”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates”, or “believes”, “projects”, or the negatives thereof or variations of such words and phrases or statements that certain actions, events or results “will”, “should”, “may”, “could”, “would”, “might” or “will be taken”, “occur” or “be achieved” or the negative of these terms or comparable terminology.

Forward-looking statements are based on the reasonable assumptions, estimates, analysis and opinions of management made in light of its experience and its perception of trends, current conditions and expected developments, as well as other factors that management believes to be relevant and reasonable in the circumstances at the date that such statements are made, but which may prove to be incorrect. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable. We cannot assure you, however, that such statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including our Form 10 filed with the SEC on August 1, 2019, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: We may be subject to significant capital requirements and operating risks; the ability to implement business strategies and pursue business opportunities; volatility in the market price of the shares in the capital; our novel business model; the state of the capital markets; the availability of funds and resources to pursue operations; decline of reimbursement rates; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; low profit market segments; risks relating to the deterioration of global economic conditions; disruptions in or attacks (including cyber-attacks) on information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior; the failure of third parties to comply with their obligations; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation environment; increased competition; changes in foreign currency rates; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods; our status as an emerging growth company and a foreign private issuer; and the occurrence of natural and unnatural catastrophic events and claims resulting from such events, as well as other general economic, market and business conditions; and other factors beyond our control.

Page	23

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

General Matters

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms the "Company," "we," "us" and "our" refer to Viemed Healthcare, Inc. and its wholly-owned subsidiaries, Viemed Inc., Home Sleep Delivered, L.L.C. ("HSD"), and Sleep Management, L.L.C. dba Viemed ("Viemed").

We were incorporated on December 14, 2016 pursuant to the Business Corporations Act (British Columbia), and qualify as a "foreign private issuer," as defined in Rule 12b-2 of the Exchange Act, for the purposes of the informational requirements of the Exchange Act. Although, as a foreign private issuer, we would not be required to do so, we will file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC, instead of filing the reporting forms available to foreign private issuers.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"), and as such, we have elected to comply with certain reduced U.S. public company reporting requirements.

Unless otherwise noted herein, all references to "$" or "USD" are to the currency of the United States and references to "CAD$" or "Canadian dollars" are to the currency of Canada.

Overview

We provide an array of home medical equipment, services and supplies, specializing in post-acute respiratory care services in the United States. Our primary objective is to focus on the organic growth of the business and thereby solidify our position as one of the United States’ largest providers of in home therapy for patients suffering from respiratory diseases. Our respiratory care programs are designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Our services include respiratory disease management (through the rental of various durable medical equipment devices), in-home sleep testing and sleep apnea treatment, oxygen therapy, and the sale of associated supplies.

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 86.3% and 87.8% of our revenue for the three and six months ended June 30, 2019. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to use an organic growth model whereby expansion is accomplished through existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in 29 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of June 30, 2019, we employed more than 210 licensed RTs, representing more than 55% of our company-wide employee count. By focusing overhead costs to personnel that service the patient rather than physical location costs, we anticipate efficiently scaling our business in regions that are currently not being effectively serviced.

The continued trend of servicing patients in the home rather than in hospitals is aligned with our business objective and we anticipate that this trend will continue to offer growth opportunities for us. We expect to continue to be a solution to the rising health costs in the United States by offering more cost effective, home based solutions while increasing the quality of life for patients fighting serious respiratory diseases.

Page	24

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

The below table highlights summary financial and operational metrics for the last eight quarters (in thousands):

(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts and vent patients)
For the quarter ended	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Financial Information:
Revenue	$22,547	$20,443	$18,489	$17,163	$15,508	$14,111	$13,548	$12,451
Gross Profit	$16,861	$15,402	$13,645	$13,062	$11,323	$10,552	$10,186	$9,312
Gross Profit %	75%	75%	74%	76%	73%	75%	75%	75%
Net Income (Loss)	$1,820	$2,154	$3,046	$2,424	$2,366	$2,341	$(26)	$4,018
Adjusted EBITDA(1)	$4,610	$4,662	$4,974	$4,360	$4,114	$3,762	$ 1,877(3)	$4,690
Cash (As of)	$7,691	$7,410	$10,413	$10,174	$8,551	$4,634	$5,098	$7,273
Total Assets (As of)	$70,886	$58,583	$53,525	$49,147	$44,168	$40,566	$37,691	$32,740
Operational Information:
Vent Patients(2)	7,130	6,393	5,905	5,444	5,078	4,685	4,385	4,044
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.
(3) Fourth quarter 2017 Adjusted EBITDA was negatively impacted by our annual performance incentive compensation program which was recorded in full during the quarter due to the effective date of the Arrangement. During the year ended December 31, 2018 and subsequent periods, our accrual for these types of costs was recorded throughout the year. Adjusted EBITDA for the fourth quarter 2017 would have been $4,308,000 had this compensation been accrued throughout the year.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018:

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands of U.S. Dollars, except percentages):

	Three Months Ended June 30,
	2019	% of Total Revenue	2018	% of Total Revenue	$ Change	% Change
Revenue	$22,547	100.0%	$15,508	100.0%	$7,039	45.4%
Cost of revenue	5,686	25.2%	4,185	27.0%	1,501	35.9%
Gross profit	16,861	74.8%	11,323	73.0%	5,538	48.9%
Selling, general and administrative	13,244	58.7%	7,919	51.1%	5,325	67.2%
Research and development	203	0.9%	—	—%	203	100.0%
Stock-based compensation	1,034	4.6%	665	4.3%	369	55.5%
Depreciation	138	0.6%	124	0.8%	14	11.3%
Loss on disposal of property and equipment	85	0.4%	52	0.3%	33	63.5%
Other expense	25	0.1%	7	—%	18	257.1%
Income from operations	2,132	9.5%	2,556	16.5%	(424)	(16.6)%
Non-operating expenses
Unrealized Loss on warrant conversion liability	268	1.2%	123	0.8%	145	117.9%
Interest expense, net	20	0.1%	67	0.4%	(47)	(70.1)%
Net income before taxes	1,844	8.2%	2,366	15.3%	(522)	(22.1)%
Provision for income taxes	24	0.1%	—	—%	24	100.0%
Net income	$1,820	8.1%	$2,366	15.3%	$(546)	(23.1)%

Page	25

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

Revenue

The following table summarizes our revenue for the three months ended June 30, 2019 and 2018 (in thousands of U.S. Dollars, except percentages):

	Three Months Ended June 30,
	2019	% of Total Revenue	2018	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$19,461	86.3%	$13,852	89.3%	$5,609	40.5%
Other durable medical equipment rentals	1,425	6.3%	532	3.4%	893	167.9%
Revenue from sales and services
Equipment sales	1,164	5.2%	895	5.8%	269	30.1%
Service revenues	497	2.2%	229	1.5%	268	117.0%
	$22,547	100.0%	$15,508	100.0%	$7,039	45.4%

For the three months ended June 30, 2019, revenue totaled $22.5 million, an increase of $7.0 million (or 45.4%) from the second quarter of 2018. The revenue growth was primarily driven by a $5.6 million (or 40.5%) increase in ventilator rental revenue. This increase is attributable to our organic growth in active ventilator patient base. Our active ventilator patient base grew from 5,078 as of June 30, 2018 to 7,130 as of June 30, 2019, an increase of 40%. In addition to the ventilator rental revenue growth, rental revenue from other durable medical equipment grew $0.9 million (or 167.9%) quarter over quarter. This growth was distributed throughout our many other respiratory-related products (PAPs, oxygen concentrators, nebulizers, percussion vests). Many of our patients need multiple respiratory related durable medical equipment devices and supplies over time and we expect as our total patient base continues to grow, so too will these complimentary devices and supplies. However, we expect our ventilator rental revenue to be the primary driver of future revenue growth. As we continue to expand geographically into new states and further expand our presence in our existing territories, we expect continued growth in our active ventilator patient base and ventilator rental revenue accordingly.

Cost of revenue and gross profit

For the three months ended June 30, 2019, cost of revenue totaled $5.7 million, an increase of $1.5 million (or 35.9%) from the comparable period in 2018. For the three months ended June 30, 2019 and 2018, gross profit percentage increased from approximately 73.0% to approximately 74.8%. The expanded margins are primarily the result of scale reached through our increased patient base. We expect gross profit percentage to remain consistent for the remainder of the year.

Selling, general & administrative expense

For the three months ended June 30, 2019, selling, general and administrative expenses totaled $13.2 million, an increase of $5.3 million (or 67.2%) from the comparable prior period. The increase was primarily the result of an increase in employee costs which includes the impact of our phantom stock plan. Our phantom stock plan is measured at fair value as of the reporting period and is driven primarily by our stock price. During the three months ended June 30, 2019, our stock price increased 36%, driving higher expenses related to these awards.

Additionally, we incurred higher absolute bad debt expense as a result of higher revenue. As a result, selling, general, and administrative expenses as a percentage of revenue increased to 58.7% for the three months ended June 30, 2019 compared to 51.1% for the three months ended June 30, 2018. As noted, the primary driver of our selling, general, and administrative expenses is employee associated cost. As we continue to grow into new markets and increase our employee count, we expect selling, general, and administrative expenses will trend accordingly. We expect that selling, general and administrative expenses as a percentage of revenue will trend lower towards historical percentages toward the end of 2019.

Stock-based compensation

For the three months ended June 30, 2019, stock-based compensation totaled $1.0 million, an increase of $0.4 million (or 55.5%) from the comparable period in 2018. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly.

Page	26

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

Interest expense, net

For the three months ended June 30, 2019, net interest expense totaled $19.8 thousand, a decrease of $47.2 thousand (or 70.1%) from the comparable period in 2018. We expect net interest expense to increase as a result of the Term Note described below; however, we expect net interest expense will continue to be relatively inconsequential as a result of our favorable lease terms and ability to purchase equipment through cash generated from operations.

Provision for income taxes

For the three months ended June 30, 2019, the provision for income taxes was $24.1 thousand, compared to nil during the 2018 period. The current period provision is related to state income tax liabilities for which our federal tax net operating losses could not be fully utilized. We expect to continue to benefit from the federal tax environment in the United States. Recent tax changes allow for accelerated deductions for capital expenditures and lower corporate tax rates. As we continue to incur substantial capital expenditures to acquire medical equipment to accommodate our rapid patient base growth, combined with the deferred tax assets mentioned above, we expect most near-term tax payments will continue to result from state tax liabilities.

Net income

For the three months ended June 30, 2019, net income was $1.8 million, a decrease of $0.5 million (or 23.1%) from the comparable period in 2018. Net income as a percentage of revenue decreased from 15.3% for the three months ended June 30, 2018 to 8.1% for the three months ended June 30, 2019, primarily driven by increased employee costs, absolute bad debt expense, and stock-based compensation as described above.

Comparison of the Six Months Ended June 30, 2019 and 2018:

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands of U.S. Dollars, except percentages):

	Six Months Ended June 30,
	2019	% of Total Revenue	2018	% of Total Revenue	$ Change	% Change
Revenue	$42,990	100.0%	$29,619	100.0%	$13,371	45.1%
Cost of revenue	10,727	25.0%	7,744	26.1%	2,983	38.5%
Gross profit	$32,263	75.0%	$21,875	73.9%	$10,388	47.5%
Selling, general and administrative	24,836	57.8%	15,208	51.3%	9,628	63.3%
Research and development	437	1.0%	—	—%	437	100.0%
Stock-based compensation	1,914	4.5%	1,226	4.1%	688	56.1%
Depreciation	267	0.6%	330	1.1%	(63)	(19.1)%
Loss on disposal of property and equipment	141	0.3%	88	0.3%	53	60.2%
Other expense	$49	0.1%	$7	—%	$42	600.0%
Income from operations	$4,619	10.7%	$5,016	16.9%	$(397)	(7.9)%
Non-operating expenses
Unrealized Loss on warrant conversion liability	437	1.0%	195	0.7%	242	124.1%
Interest expense, net	46	0.1%	114	0.4%	(68)	(59.6)%
Net income before taxes	$4,136	9.6%	$4,707	15.9%	$(571)	(12.1)%
Provision for income taxes	162	0.4%	—	—%	162	100.0%
Net income	$3,974	9.2%	$4,707	15.9%	$(733)	(15.6)%

Page	27

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

Revenue

The following table summarizes our revenue for the six months ended June 30, 2019 and 2018 (in thousands of U.S. Dollars, except percentages):

	Six Months Ended June 30,
	2019	% of Total Revenue	2018	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$37,743	87.8%	$26,676	90.1%	$11,067	41.5%
Other durable medical equipment rentals	2,343	5.5%	984	3.3%	$1,359	138.1%
Revenue from sales and services
Equipment sales	2,032	4.7%	1,502	5.1%	$530	35.3%
Service revenues	872	2.0%	457	1.5%	$415	90.8%
	$42,990	100.0%	$29,619	100.0%	$13,371	45.1%

For the six months ended June 30, 2019, revenue totaled $43.0 million, an increase of $13.4 million (or 45.1%) from the comparable period in 2018. The revenue growth was primarily driven by a $11.1 million (or 41.5%) increase in ventilator rental revenue. This increase is attributable to our organic growth in active ventilator patient base. Our active ventilator patient base grew from 5,078 as of June 30, 2018 to 7,130 as of June 30, 2019, an increase of 40%. In addition to the ventilator rental revenue growth, rental revenue from other durable medical equipment grew $1.4 million (or 138.1%).

Cost of revenue and gross profit

For the six months ended June 30, 2019, cost of revenue totaled $10.7 million, an increase of $3.0 million (or 38.5%) from the comparable period in 2018. For the six months ended June 30, 2019 and 2018, gross profit percentage increased from approximately 73.9% to approximately 75.0%. The expanded margins are primarily the result of scale reached through our increased patient base. We expect gross profit percentage to remain consistent for the remainder of the year.

Selling, general & administrative expense

For the six months ended June 30, 2019, selling, general and administrative expenses totaled $24.8 million, an increase of $9.6 million (or 63.3%) from the comparable period in 2018. The increase was primarily the result of an increase in employee costs which includes the impact of our phantom stock plan. Our phantom stock plan is measured at fair value as of the reporting period and is driven primarily by our stock price. During the six months ended June 30, 2019, our stock price increased 71%, driving higher expenses related to these awards.

Additionally, we incurred higher absolute bad debt expense as a result of higher revenue. Selling, general, and administrative expenses as a percentage of revenue increased to 57.8% for the six months ended June 30, 2019 compared to 51.3% and for the six months ended June 30, 2018. As noted, the primary driver of our selling, general, and administrative expenses is employee associated cost. As we continue to grow into new markets and increase our employee count, we expect selling, general, and administrative expenses will trend accordingly. We expect that selling, general and administrative expenses as a percentage of revenue will trend lower towards historical percentages toward the end of 2019.

Stock-based compensation

For the six months ended June 30, 2019, stock-based compensation totaled $1.9 million, an increase of $0.7 million (or 56.1%) from the comparable period in 2018. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained under 5%.

Page	28

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

Interest expense, net

For the six months ended June 30, 2019, net interest expense totaled $45.6 thousand, a decrease of $68.4 thousand (or 60.0%) from the comparable period in 2018. We expect net interest expense to increase as a result of the Term Note described below; however, we expect net interest expense will continue to be relatively inconsequential as a result of our favorable lease terms and ability to purchase equipment through cash generated from operations.
Provision for income taxes

For the six months ended June 30, 2019, the provision for income taxes was $162.1 thousand, compared to nil during the 2018 period. The current period provision is related to state income tax liabilities for which our federal tax net operating losses could not be fully utilized. We expect to continue to benefit from the federal tax environment in the United States. Recent tax changes allow for accelerated deductions for capital expenditures and lower corporate tax rates. As we continue to incur substantial capital expenditures to acquire medical equipment to accommodate our rapid patient base growth, combined with the deferred tax assets mentioned above, we expect most near-term tax payments will continue to result from state tax liabilities.

Net income

For the six months ended June 30, 2019, net income was $4.0 million, a decrease of $0.7 million from the comparable period in 2018. Net income as a percentage of revenue decreased from 15.9% for the six months ended June 30, 2018 to 9.2% for the six months ended June 30, 2019, primarily driven by increased employee costs, absolute bad debt expense, and stock-based compensation as described above.

Non-GAAP Financial Measures

Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. We believe that one of the most important measures for our company is Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to our operating performance as viewed by management, including a view of our business that is not dependent on the impact of our capitalization structure and items that are not part of our day-to-day operations. Management uses Adjusted EBITDA (i) to compare our operating performance on a consistent basis, (ii) to calculate incentive compensation for our employees, (iii) for planning purposes including the preparation of our internal annual operating budget, and (iv) to evaluate the performance and effectiveness of our operational strategies. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating performance in the same manner as management.

In calculating Adjusted EBITDA, certain items (mostly non-cash) are excluded from net income including interest, taxes and depreciation of property and equipment. Set forth below are descriptions of the financial items that have been excluded from net income to calculate Adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income.

–
Depreciation may be useful for investors to consider because it generally represents the wear and tear on the property and equipment used in our operations. However, we do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating costs.

–
The amount of interest expense we incur or interest income we generate may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of interest expense or interest income to be a representative component of the day-to-day operating performance of our business.

–
Unrealized loss on warrant conversion liability may be useful for investors to consider as it represents changes in the fair value of warrants and exchangeable shares of subsidiaries, driven predominantly by changes in our share price and exchange rates. These changes are non-cash, as is the settlement of the underlying derivative liability, which occurs upon the conversion of the derivative instrument into common shares of the Company.

–
Stock-based compensation may be useful for investors to consider because it is an estimate of the non-cash component of compensation received by the Company’s directors, officers, employees and consultants. However, stock-based compensation is being excluded from our operating expenses because the decisions which gave rise to these expenses were not made to increase revenue in a particular period, but were made for the Company’s long-term benefit over multiple periods. While strategic decisions, such as those to issue stock-based awards are made to further our long-term strategic objectives and do impact the our earnings under U.S. generally accepted accounting principles ("GAAP"), these items affect multiple periods and management is not able to change or affect these items within any period.

Page	29

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

–
Income tax expense may be useful for investors to consider because it generally represents the taxes which may be payable for the period and the change in deferred income taxes and may reduce or increase the amount of funds otherwise available for use. However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.

The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated (in thousands of U.S. Dollars):

For the quarter ended	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Net Income (Loss)	1,820	2,154	3,046	2,424	2,366	2,341	(26)	4,018
Add back:
Depreciation	1,444	1,295	1,177	972	893	741	738	662
Interest expense	20	26	30	37	67	47	49	67
Unrealized (gain) loss on warrant conversion liability	268	169	(210)	220	123	72	158	—
Stock-based compensation	1,034	880	804	672	665	561	828	—
Income tax expense (benefit)	24	138	127	35	—	—	130	(57)
Adjusted EBITDA	$4,610	$4,662	$4,974	$4,360	$4,114	$3,762	$1,877	$4,690

Use of Non-GAAP Financial Measures

Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. It is not a measurement of our financial performance under GAAP and should not be considered as alternatives to revenue or net income (loss), as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP. Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2019 was $7.7 million, compared to $10.4 million at December 31, 2018. Based on our current plan of operations, including potential acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully undrawn as of June 30, 2019.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands of U.S. Dollars):

	Six Months Ended June 30,
	2019	2018
Net Cash provided by (used in):
Operating activities	$5,963	$9,003
Investing activities	(7,487)	(1,780)
Financing activities	(1,198)	(3,770)
Net (decrease) increase in cash and cash equivalents	$(2,722)	$3,453

Page	30

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2019 was $6.0 million, resulting from net income of $4.0 million, non-cash net income adjustments of $9.1 million, an increase in net operating liabilities of $1.6 million, and an increase in net operating assets of $8.7 million. The non-cash net income adjustments primarily consisted of $3.9 million of bad debt expense, $2.7 million of depreciation and $1.9 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of increases in accounts receivable of $7.8 million and inventory of $0.8 million. The changes in operating liabilities primarily consisted of an increase in accounts payable of $1.9 million and a decrease in accrued liabilities of $0.2 million. The increase in our operating assets and liabilities were primarily driven by our increased business volume period-over-period and higher compensation and personnel-related costs.

Net cash provided by operating activities during the six months ended June 30, 2018 was $9.0 million, resulting from net income of $4.7 million, non-cash net income adjustments of $5.6 million and a decrease in net operating liabilities of $0.3 million, which were partially offset by an increase in net operating assets of $1.1 million. The non-cash net income adjustments primarily consisted of $2.7 million of bad debt expense, $1.6 million of depreciation and $1.2 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $0.8 million as a result of increased revenue growth. The changes in operating liabilities primarily consisted of decreases in accounts payable of $0.1 million and accrued liabilities of $0.1 million. These decreases in accounts payable and accrued liabilities can be primarily attributed to higher expenses incurred relating to the corporate spin-out at the end of 2017.

Net Cash Used in Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2019 was $7.5 million, consisting of $7.7 million of purchases of property and equipment, offset by $0.2 million of proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to the purchase of our new corporate headquarters in addition to medical equipment rented to our patients. Combining cash purchases of property and equipment of $7.7 million and equipment financed through leases and long term debt of $9.4 million, our total capital expenditures for the six months ended June 30, 2019 was $17.1 million. This represents a $10.5 million, or 158.0%, increase year over year, driven by our revenue growth of 45.1% during the same periods combined with the purchase of our new corporate headquarters.

Net cash provided by investing activities during the six months ended June 30, 2018 was $1.8 million, consisting of $2.1 million of purchases of property and equipment, offset by $0.3 million of proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to the medical equipment we rent to patients. Combining cash purchases of property and equipment of $2.1 million and equipment financed through finance leases and long term debt of $4.6 million, our total capital expenditures for the six months ended June 30, 2018 was $6.6 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2019 was $1.2 million, consisting of $4.8 million in proceeds to finance the purchase of our corporate headquarters, $4.6 million in repayments of finance lease liabilities and $1.5 million of shares repurchased and canceled under our normal course issuer bid described below.

Net cash used in financing activities during the six months ended June 30, 2018 was $3.8 million, consisting of $3.8 million in repayments of finance lease liabilities.

Credit Agreement

On February 20, 2018, we entered into a two year commercial business loan agreement with Hancock Whitney Bank for lines of credit for up to $5.0 million (with a letter of credit sub-limit of $0.5 million), expiring on February 21, 2020. Any amounts advanced will be secured by substantially all our assets and carry an interest rate of one month ICE libor plus 3.00%, with a 4.00% interest rate floor. Advances of the line of credit initially were subject to a borrowing base as determined in accordance with the loan agreement, which was based on the value of our accounts receivable balance.

Page	31

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

On March 19, 2019, we entered into an amendment to the loan agreement increasing the available line of credit from $5.0 million to $10.0 million and extending the expiration date to March 19, 2021. In addition, the borrowing base restriction was removed from the loan agreement and all current financial covenants were replaced with the following covenants:

Financial Covenant	Require Ratio
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00
Minimum Working Capital (Quarterly)(1)	at least $2,500,000
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00
(1) This covenant will be in effect and tested quarterly beginning September 30, 2019.

The Company was in compliance with all covenants in effect at June 30, 2019. There were no borrowings against this facility at June 30, 2019 and December 31, 2018.

While we currently have no immediate plans to draw on this facility, the line of credit allows flexibility in funding our future operations subject to compliance with the covenants in the table above.

Commercial Term Note

On May 30, 2019, the Company entered into an amendment to the loan agreement providing for a commercial term note (the “Term Note”) in favor of Hancock Whitney Bank in the principal amount of $4.8 million. The proceeds of the Term Note were used to purchase a building that the Company plans to utilize as its new corporate headquarters. Beginning July 1, 2019, the Company makes monthly payments towards the outstanding balance. The Term Note matures on May 30, 2026 and is secured by substantially all of the assets of the borrower, including the real property acquired with the proceeds of the Term Note. The Term Note bears interest at a variable rate equal to the one month ICE libor index plus a margin of 2.45% per annum. The Company is required to maintain a loan to value ratio of 85% with respect to the appraised value of the real property. In connection with the Term Note, the Company entered into an interest rate swap transaction (the "Interest Rate Swap Transaction") with Hancock Whitney Bank effectively fixing the interest rate for the Term Note at 4.68%.

Sources of funds

Our cash provided by operating activities in the six months ended June 30, 2019 was $6.0 million compared to $9.0 million in the six months ended June 30, 2018. As of June 30, 2019, we had cash and cash equivalents of $7.7 million.

Use of funds

Our principal uses of cash are funding our new rental assets and other capital purchases, operations, and other working capital requirements. Over the past two years, our revenue has increased significantly from year-to-year and, as a result, our cash provided by operating activities has increased over time and now is a significant source of capital to the business, which we expect to continue in the future.

We may need to raise additional funds to support our investing operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

For the six months ended June 30, 2019, the Company re-purchased and canceled 365,100 common shares pursuant to our Normal Course Issuer Bid (the "NCIB") at a cost of $1,522,000. Total shares repurchased under the NCIB were 775,803 as of June 30, 2019. There were no repurchases during the three months ended June 30, 2019. Under the NCIB, we are authorized to repurchase up to a maximum of 1,875,575 common shares through November 28, 2019.

Page	32

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

Leases

Leases under which we assume substantially all the risks and rewards of ownership are classified as capital leases. Upon initial recognition, the leased asset is measured at an amount equal to the lesser of its fair value and the present value of the minimum lease payments. Subsequent to initial recognition, the asset is accounted for in accordance with the accounting policy applicable to the asset. The associated lease liability is drawn down over the life of the lease by allocating a portion of each lease payment to the liability with the remainder being recognized as finance charges. Leases that do not transfer the risks and rewards of ownership to the Company are treated as operating leases and are expensed as incurred.

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $166,000 and $115,000 for the three months ended June 30, 2019 and 2018, respectively, and $335,000 and $225,000 for the six months ended June 30, 2019 and 2018, respectively.

Off balance sheet arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its results of operations or financial condition.

Accounting and Disclosure Matters

Segment Information

We have determined that we predominantly operate in a single operating segment, which is the sleep and respiratory disorders sector of the durable medical equipment industry.  While we do provide some services and products outside of this operating segment, these operations, both in terms of revenue and profit, are not material to our operations and therefore have not been separately reported as a segment.

Critical Accounting Principles and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those estimates related to allowance for doubtful accounts, inventory adjustments, impaired assets, income taxes, deferred tax valuation allowances and stock-based compensation costs.

We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in the Management's Discussion and Analysis of Financial Condition and Results of Operations. The estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

Revenue Accounting under Topic 842

The majority of our revenue is derived from the lease of durable medical equipment such as non-invasive and invasive ventilators, positive airway pressure ("PAP") machines, percussion vests, oxygen concentrator units and other small respiratory equipment to customers for a fixed monthly amount on a month-to-month basis. The customer generally has the right to cancel the lease at any time during the rental period for a subsequent month’s rental, and payments are generally billed in advance. We consider these rentals to be operating leases.

Under FASB Accounting Standards Codification Topic 842, “Leases”, we recognize rental revenue on operating leases on a straight-line basis over the contractual lease term which varies based on the type of equipment rental, but generally ranges from 10 to 36 months. The lease term begins on the date products are delivered to patients, and revenues are recorded at amounts estimated to

Page	33

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

be received under reimbursement arrangements with third-party payors, including Medicare, private commercial payors, and Medicaid. Certain customer co-payments are included in revenue when considered probable of payment, which is generally when paid.

Due to the nature of the industry and the reimbursement environment in which the we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. There were no material changes in estimates recorded in the three and six months ended June 30, 2019, relating to prior periods.

Revenue Accounting under Topic 606

We sell durable medical equipment, replacement parts and supplies to customers and recognize revenue at the point in time where control of the good or service is transferred through delivery to the customer. Each piece of equipment, part, or supply is distinct, separately priced, and represents a single performance obligation. The revenue is allocated amongst the performance obligations based upon the relative standalone selling price method, however, items are typically all delivered or supplied together. The customer and, if applicable, the payors are generally charged at the time that the product is sold, although separate layers of insurance coverage may need to be invoiced before final billings may occur.

We also provide sleep study services to customers and recognize revenue when the results of the sleep study are complete as that is when the performance obligation is met. The transaction price on both equipment sales and sleep studies is the amount that the we expect to receive in exchange for the goods and services provided. Due to the nature of the durable medical equipment business, gross charges are retail charges and generally do not reflect what we are ultimately paid. As such, the transaction price is constrained for the difference between the gross charge and what is estimated to be collected from payors and from patients. The transaction price therefore is predominantly based on contractual payment rates as determined by the payors. We do not generally contract with uninsured customers. The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

We determine our estimates of contractual allowances and discounts based upon contractual agreements, our policies and historical experience. While the rates are fixed for the product or service with the customer and the payors, such amounts typically include co-payments, co-insurance and deductibles, which vary in amounts, and are due from the patient customer. We include in the transaction price only the amount that we expect to be entitled, which is substantially all of the payor billings at contractual rates. The transaction price is initially constrained by the amount of customer co-payments, which are included in the transaction price when considered probable of payment, which is generally when paid, and included in revenue if the product or service has already been provided to the customer.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. There were no material changes in estimates recorded in the three and six months ended June 30, 2019, relating to prior periods.

Returns and refunds are not accepted on either equipment sales or sleep study services. We do not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. We do not have any partially or unfilled performance obligations related to contracts with customers and as such, we had no contract assets or contract liabilities as of June 30, 2019.

Allowance for doubtful accounts

We estimate that a certain portion of receivables from customers may not be collected and maintain an allowance for doubtful accounts. We evaluate the net realizable value of accounts receivable as of the date of consolidated balance sheets. Specifically, we consider historical realization data including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that the estimates could change, which could have a material impact on the operations and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. Our allowance for doubtful accounts was $6.9 million and $3.2 million as of June 30, 2019 and 2018, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

Page	34

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2019 and 2018

Stock-based compensation

We account for our stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. Stock-based compensation cost for restricted stock units are determined at the grant date based on the closing stock price. The expense of such stock-based compensation awards is recognized using the graded vesting attribution method over the vesting period.

Interest Rate Swaps

We utilize an interest rate swap contract to reduce our exposure to fluctuations in variable interest rates for future interest payments on Term Note.

For determining the fair value of our interest rate swap contract, we use significant other observable market data or assumptions (Level 2 inputs) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves. We include unrealized gains in Other assets, as a component of Long-term Assets, and unrealized losses in Accrued liabilities, as a component of Long-term liabilities on the Condensed Consolidated Balance Sheets.

We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparty as an adjustment to interest expense over the life of the swap. If determined to be effective cash flow hedges, we record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income or loss on our Condensed Consolidated Balance Sheets.  To the extent our interest rate swaps are determined to be ineffective, we recognize the changes in the estimated fair value of our swaps in Interest and other non-operating expenses, net on our Condensed Consolidated Statements of Income.

Income taxes

We are subject to income taxes in numerous jurisdictions. Significant judgment is required in determining the provision for income taxes. Our income tax provisions reflect management’s interpretation of country and state tax laws. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business and may remain uncertain for several years after their occurrence. We recognize assets and liabilities for taxation when it is probable that we will receive refunds or pay taxes to the relevant tax authority. Where the final determination of tax assets and liabilities is different from the amounts that were initially recorded, such differences will impact the current and deferred income taxes provision in the period in which such a determination is made. Changes in tax law or changes in the way tax law is interpreted may also impact our effective tax rate as well as our business and operations.

Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to temporary differences between the financial statement carrying value of assets and liabilities and their respective income tax bases. Deferred income tax assets or liabilities are measured using enacted or substantively enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled. The calculation of current and deferred income taxes requires management to make estimates and assumptions and to exercise a certain amount of judgment concerning the carrying value of assets and liabilities. The current and deferred income tax assets and liabilities are also impacted by expectations about future operating results and the timing of reversal of temporary differences as well as possible audits of tax filings by regulatory agencies. Changes or differences in these estimates or assumptions may result in changes to the current and deferred tax assets and liabilities on the consolidated statements of financial position and a charge to or recovery of income tax expense.

Recently Issued Accounting Pronouncements

See Note 2 – Summary of significant account policies of the Notes to Condensed Consolidated Financial Statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Page	35

VIEMED HEALTHCARE, INC.
June 30, 2019 and 2018

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:

i.
that the Company's disclosure controls and procedures are designed to ensure (a) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (b) that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and

ii.	that the Company's disclosure controls and procedures are effective.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosures controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise rquired to be set forth in the Company's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Page	36

VIEMED HEALTHCARE, INC.
June 30, 2019 and 2018

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various ongoing or threatened legal actions and proceedings, including those that arise in the ordinary course of business, which may include employment matters and breach of contract disputes. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. In the opinion of management, the outcome of such routine ongoing litigation is not expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Registration Statement on Form 10 filed with the SEC on August 1, 2019, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2019, we granted to certain of our employees 56,390 options and we (i) issued and sold to our employees an aggregate of 4,725 common shares upon the exercise of options under our Option Plan, at exercise prices ranging from CAD $3.58 to $5.14 per share, for a weighted-average exercise price of CAD $4.88, and (ii) issued to our employees an aggregate of 6,432 common shares upon the vesting of restricted stock units under our RSU/DSU Plan. These securities were issued under the Company’s equity incentive plans without registration in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act. During the three months ended June 30, 2019, in connection with the exercise of warrants, we issued 8,280 common shares without registration in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act or Regulation S.

Share Repurchases

The following table sets forth certain information with respect to repurchases of our common shares during the quarter ended June 30, 2019:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
April 1 - April 30, 2019	—	—	—	1,099,772
May 1 - May 31, 2019	—	—	—	1,099,772
June 1 - June 30, 2019	—	—	—	1,099,772
Total	—	—	—	1,099,772
(1) For the quarter ended June 30, 2019, the Company did not purchase any common shares pursuant to the Company’s Normal Course Issuer Bid (the “NCIB”). Total shares repurchased under the NCIB were 775,803 as of June 30, 2019. Under the NCIB, the Company is authorized to repurchase up to a maximum of 1,875,575 common shares through November 28, 2019.

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the Loan Agreement, subject to certain exceptions.

Item 3. Defaults Upon Senior Securities

None.

Page	37

VIEMED HEALTHCARE, INC.
June 30, 2019 and 2018

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Exhibit Title

#2.1
Share Purchase Agreement dated as of January 11, 2017 between PHM Logistics Corporation and Viemed, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

#2.2
Asset Purchase Agreement dated as of January 11, 2017 between Patient Home Monitoring Corp. and Viemed Healthcare, Inc. Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

#2.3
Arrangement Agreement dated as of January 11, 2017 between Patient Home Monitoring Corp. and Viemed Healthcare, Inc. Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

#2.4
Arrangement Agreement Amendment dated as of October 31, 2017 between Patient Home Monitoring Corp. and Viemed Healthcare, Inc. Incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

3.1	Notice of Articles of Business Corporation Act of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

3.2	Business Corporation Act Articles of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

4.1
Amended and Restated Warrant Indenture dated effective January 9, 2018 between Viemed Healthcare, Inc. and Computershare Trust Company of Canada (amending and restating a warrant indenture dated as of August 27, 2014) and the Form of Warrant included as Schedule A therein. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

4.2
Amended and Restated Warrant Indenture dated effective January 9, 2018 between Viemed Healthcare, Inc. and Computershare Trust Company of Canada (amending and restating a warrant indenture dated as of May 4, 2015) and the Form of Warrant included as Schedule A therein. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.1
Second Amendment to Commercial Business Loan Agreement for Term Loans and Lines of Credit dated May 30, 2019 among Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC and Hancock Whitney Bank. Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.2
Commercial Term Note made by Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC to Hancock Whitney Bank, dated as of May 30, 2019. Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

Page	38

VIEMED HEALTHCARE, INC.
June 30, 2019 and 2018

10.3
Executive Employment Agreement dated effective June 3, 2019 by and between Casey Hoyt and Sleep Management, LLC. Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.4
Executive Employment Agreement dated effective June 3, 2019 by and between Michael B. Moore and Sleep Management, LLC. Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.5
Executive Employment Agreement dated effective June 3, 2019 by and between William T. Zehnder and Sleep Management, LLC. Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Document.

* Filed herewithin.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
# Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

Page	39

VIEMED HEALTHCARE, INC.
June 30, 2019 and 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: August 9, 2019

Page	40