Form 10-Q
period 2019-09-30
VIEMED HEALTHCARE, INC.
filed 2019-11-05
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, there were 37,952,660 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
September 30, 2019 and 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At September 30, 2019	At December 31, 2018
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$12,630	$10,413
Accounts receivable, net of allowance for doubtful accounts of $7,664 and $4,266 at September 30, 2019 and December 31, 2018, respectively	2	11,729	8,839
Inventory, net	2	1,266	2,887
Prepaid expenses and other assets		2,078	824
Total current assets		$27,703	$22,963
Long-term assets
Property and equipment	3	52,161	30,562
Other assets		17	—
Total long-term assets		$52,178	$30,562
TOTAL ASSETS		$79,881	$53,525

LIABILITIES
Current liabilities
Trade payables		$4,072	$5,884
Income taxes payable		28	152
Accrued liabilities	4	8,600	7,551
Current portion of lease liabilities	5	8,767	3,031
Current portion of long-term debt	5	1,728	—
Warrant conversion liability	6	—	363
Total current liabilities		$23,195	$16,981
Long-term liabilities
Accrued liabilities	7	2,213	1,117
Long-term lease liabilities	5	2,813	394
Long-term debt	5	8,076	—
Total long-term liabilities		$13,102	$1,511
TOTAL LIABILITIES		$36,297	$18,492

Commitments and Contingencies (Note 8)		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 37,952,660 and 37,500,815 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	7	3,366	71
Additional paid-in capital		5,470	5,390
Accumulated other comprehensive loss		(236)	—
Retained earnings		34,984	29,572
TOTAL SHAREHOLDERS' EQUITY		$43,584	$35,033

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$79,881	$53,525

See accompanying notes to the condensed consolidated financial statements
Page	3

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2019	2018	2019	2018
Revenue	2	$23,525	$17,163	$66,515	$46,782

Cost of revenue		6,318	4,101	17,045	11,845

Gross profit		$17,207	$13,062	$49,470	$34,937

Operating Expenses
Selling, general and administrative		13,281	9,490	38,117	24,698
Research and development		208	—	645	—
Stock-based compensation	7	1,064	672	2,978	1,898
Depreciation		193	128	460	458
Loss on disposal of property and equipment		167	23	308	111
Other expense		27	33	76	41
Income from operations		$2,267	$2,716	$6,886	$7,731

Non-operating expenses
Unrealized (gain) loss on warrant conversion liability	6	(800)	220	(363)	414
Interest expense, net of interest income	5	56	37	102	151

Net income before taxes		3,011	2,459	7,147	7,166
Provision for income taxes	9	51	35	213	35

Net income		$2,960	$2,424	$6,934	$7,131

Other Comprehensive Income
Change in unrealized loss on derivative instruments, net of tax		(88)	—	(236)	—
Other Comprehensive Loss		$(88)	$—	$(236)	$—

Comprehensive Income		$2,872	$2,424	$6,698	$7,131

Net income per share
Basic	11	$0.08	$0.06	$0.18	$0.19
Diluted	11	$0.07	$0.06	$0.17	$0.18

Weighted average number of common shares outstanding:
Basic	11	37,812,921	37,911,054	37,775,775	37,910,109
Diluted	11	40,051,422	39,945,189	39,768,877	39,526,742

See accompanying notes to the condensed consolidated financial statements
Page	4

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2017	37,909,628	$67	$2,688	$—	$20,989	$23,744
Stock-based compensation - options			145			145
Stock-based compensation - restricted stock			416			416
Net Income					2,341	2,341
Shareholders' equity, March 31, 2018	37,909,628	$67	$3,249	$—	$23,330	$26,646
Stock-based compensation - options			229			229
Share-based compensation - restricted stock			436			436
Net Income					2,366	2,366
Shareholders' equity, June 30, 2018	37,909,628	$67	$3,914	$—	$25,696	$29,677
Stock-based compensation - options			205			205
Stock-based compensation - restricted stock			467			467
Exercise of warrants	1,620	3				3
Net Income					2,424	2,424
Shareholders' equity, September 30, 2018	37,911,248	$70	$4,586	$—	$28,120	$32,776

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2018	37,500,815	$71	$5,390	$—	$29,572	$35,033
Stock-based compensation - options			578			578
Stock-based compensation - restricted stock			302			302
Exercise of options	2,418	4				4
Shares issued for vesting of restricted stock units	539,965	2,202	(2,202)			—
Shares repurchased and canceled under the Normal Course Issuer Bid	(365,100)				(1,522)	(1,522)
Net Income					2,154	2,154
Shareholders' equity, March 31, 2019	37,678,098	$2,277	$4,068	$—	$30,204	$36,549
Stock-based compensation - options			705			705
Stock-based compensation - restricted stock			329			329
Exercise of warrants	8,280	16				16
Exercise of options	4,725	18				18
Shares issued for vesting of restricted stock units	6,432	39	(39)			—
Change in unrealized loss on derivative instruments				(148)		(148)
Net Income					1,820	1,820
Shareholders' equity, June 30, 2019	37,697,535	$2,350	$5,063	$(148)	$32,024	$39,289
Stock-based compensation - options			745			745
Stock-based compensation - restricted stock			319			319
Exercise of warrants	124,890	245				245
Exercise of options	35,025	114				114
Shares issued for vesting of restricted stock units	95,210	657	(657)			—
Change in unrealized loss on derivative instruments				(88)		(88)
Net Income					2,960	2,960
Shareholders' equity, September 30, 2019	37,952,660	$3,366	$5,470	$(236)	$34,984	$43,584

See accompanying notes to the condensed consolidated financial statements
Page	5

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Nine Months Ended September 30,
	Note	2019	2018
Cash flows from operating activities
Net income		$6,934	$7,131
Adjustments for:
Depreciation		4,398	2,606
Bad debt expense	2	6,937	4,389
Share-based compensation	7	2,978	1,898
Unrealized (gain) loss on warrant conversion liability	6	(363)	414
Loss on disposal of property and equipment		308	111
Net change in working capital
Increase in accounts receivable		(9,827)	(3,001)
Decrease (Increase) in inventory		1,621	(744)
(Decrease) increase in trade payables		(1,813)	297
Increase in accrued liabilities		1,909	1,596
Decrease in income tax payable		(124)	(68)
Increase in prepaid expenses and other current assets		(1,271)	(467)
Net cash provided by operating activities		$11,687	$14,162

Cash flows from investing activities
Purchase of property and equipment		(10,582)	(3,573)
Proceeds from sale of property and equipment		350	484
Net cash used in investing activities		$(10,232)	$(3,089)

Cash flows from financing activities
Proceeds from exercise of options		136	—
Proceeds from exercise of warrants		261	3
Proceeds from commercial long-term note for building	5	4,837	—
Principal payments on notes payable		(34)	—
Proceeds from term note	5	5,000	—
Shares repurchased and canceled under the Normal Course Issuer Bid	7	(1,522)	—
Repayments of lease liabilities		(7,916)	(6,000)
Net cash provided by (used in) financing activities		$762	$(5,997)

Net increase in cash and cash equivalents		2,217	5,076
Cash and cash equivalents at beginning of year		10,413	5,098
Cash and cash equivalents at end of period		$12,630	$10,174

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$91	$156
Cash paid during the period for income taxes, net of refunds received		$338	$104
Supplemental disclosures of non-cash transactions
Property and equipment financed through capital leases and long-term debt		$14,735	$6,186
Property and equipment financed through leases upon adoption of FASB ASC 842		$2,052	$—
Change in unrealized losses on derivative instruments, net of tax		$(236)	$—

See accompanying notes to the condensed consolidated financial statements
Page	6

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2019 and 2018

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

The Company, through its subsidiaries, provides in-home durable medical equipment ("DME") and health care solutions to patients in over 31 states in the United States. Viemed offers customers requiring respiratory services and related equipment an appropriate selection of home medical products including non-invasive ventilators, positive airway pressure (“PAP”) machines and oxygen units, as well as the services of experienced respiratory therapists. HSD provides in-home sleep apnea testing, allowing a patient to determine the existence of sleep apnea at home at a fraction of the cost of the traditional sleep lab environment. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 202 N. Luke Street, Lafayette, Louisiana 70506.

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

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated balance sheets, consolidated statements of income and comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the periods and as of the dates presented. We have reclassified $3.2 million of rental equipment purchased but not provided to patients as property and equipment as of September 30, 2019. As of December 31, 2018, this rental equipment purchased but not provided to patients was $1.8 million and classified as inventory. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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
September 30, 2019 and 2018

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, accounts receivable, income tax provisions, and fair value of financial instruments. Actual results could differ from these estimates.

Accounts receivable

Net accounts receivable aging for each reporting period is as follows:

	Current	30-60	60-90	Over 90	Total Accounts Receivable, net of Allowance
September 30, 2019	$5,227	$1,968	$1,355	$3,179	$11,729
December 31, 2018	$4,857	$1,124	$668	$2,190	$8,839

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

The estimates and write-offs for the allowance for doubtful accounts for each reporting period were as follows:

	September 30, 2019	September 30, 2018
Balance, beginning of year	$4,266	$3,060
Provision for bad debts	6,937	4,389
Amounts written off	(3,539)	(3,913)
Balance, end of period	$7,664	$3,536

As of September 30, 2019 and 2018, no one customer represented more than 10% of outstanding accounts receivable. The Company does have receivables at September 30, 2019 from Medicare and Medicaid, representing 42% and 10%, respectively, and 52% combined, of total outstanding receivables (December 31, 2018 - 60%). As these receivables are both from government programs, there is very little credit risk associated with these balances.

Revenues from Medicare and Medicaid accounted for 63% and 69%, of the total revenues for the three months ended September 30, 2019 and 2018, respectively, and 66% and 70% for the nine months ended September 30, 2019 and 2018, respectively.

Page	8

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2019 and 2018

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

Depreciation of medical equipment commences at the date of service, which represents the date that the asset has been deployed to a patient’s address and is put in use and continues through the useful life of the asset. Property and equipment and other non-current assets with definite useful lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Revenue recognition

Revenue from a customer consists of any combination of the sale and rental of durable medical equipment (“DME”) and/or patient medical services. Revenues are billed to and collections received from Medicare, Medicaid, third-party insurers, co-insurance and patient-pay. Revenue is recognized net of contractual adjustments and bad debt based on contractual arrangements with third-party payors, an evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services and reimbursements by government-sponsored healthcare programs and insurance companies for such services.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2019 and 2018

The revenues from each major source are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$19,820	$15,219	$57,563	$41,896
Other durable medical equipment rentals	1,742	703	4,085	1,687
Revenue from sales and services under Topic 606
Equipment sales	1,552	969	3,584	2,470
Service revenues	411	272	1,283	729
Total Revenues	$23,525	$17,163	$66,515	$46,782

Revenue Accounting under Topic 842

The Company leases durable medical equipment such as non-invasive and invasive ventilators, PAP machines, percussion vests, oxygen concentrator units and other small respiratory equipment to customers for a fixed monthly amount on a month-to-month basis. The customer generally has the right to cancel the lease at any time during the rental period. The Company considers these rentals to be operating leases.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. There were no material changes in estimates recorded in the three or nine months ended September 30, 2019, relating to prior periods.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2019 and 2018

The Company determines its estimates of contractual allowances and discounts based upon contractual agreements, its policies and historical experience. While the rates are fixed for the product or service with the customer and the payors, such amounts typically include co-payments, co-insurance and deductibles, which vary in amounts, and are due from the patient. The Company includes in the transaction price only the amount that the Company expects to be entitled, which is substantially all of the payor billings at contractual rates. The transaction price is initially constrained by the amount of customer co-payments, which are included in the transaction price when considered probable of payment and included in revenue if the product or service has already been provided to the customer.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. There were no material changes in estimates recorded in the three or nine months ended September 30, 2019, relating to prior periods.

Returns and refunds are not accepted on either equipment sales or sleep study services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of September 30, 2019.

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

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements from its swap counterparty as an adjustment to interest expense over the life of the swap. If determined to be an effective cash flow hedge, the Company will record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income or loss on the Condensed Consolidated Balance Sheets. To the extent that interest rate swaps are determined to be ineffective, the Company would recognize the changes in the estimated fair value of swaps in Interest and other non-operating expenses, net in its Condensed Consolidated Statements of Income.

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
September 30, 2019 and 2018

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

Recently issued accounting pronouncements

The Company is an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of all accounting standards until those standards would otherwise apply to private companies. The Company has elected to utilize this exemption and, as a result, these condensed consolidated financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. To date, however, the Company has not delayed the adoption of any accounting standards. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

Page	12

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2019 and 2018

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The ASU will be effective for interim and annual periods beginning January 1, 2020 for issuers and annual periods beginning January 1, 2021 for non-issuers. The Company does not anticipate any material impact as a result of the adoption of this ASU on the consolidated financial statements in future periods.

3.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment. In May 2019, the Company purchased a 77,000 square foot commercial building located in Lafayette, Louisiana to utilize as its new corporate headquarters. The Building Term Note used to finance this purchase is further discussed in Note 5.

The following table details the Company’s fixed assets:

	September 30, 2019	December 31, 2018
Medical equipment	$52,395	$35,541
Furniture and equipment	2,270	1,174
Land	2,138	367
Buildings	5,800	264
Leasehold improvements	301	256
Vehicles	1,500	1,782
Less: Accumulated depreciation	(12,243)	(8,822)
Property and equipment, net of accumulated depreciation	$52,161	$30,562

Depreciation in the amount of $1,465,000 and $844,000 is included in cost of revenue for the three months ended September 30, 2019 and 2018, respectively, and $3,937,000 and $2,148,000 for the nine months ended September 30, 2019 and 2018, respectively. Included in medical equipment above is equipment acquired under finance lease obligations whose cost and accumulated depreciation at September 30, 2019 total $16,502,000 and $1,413,000, respectively. At December 31, 2018, cost and accumulated depreciation on equipment acquired under capital lease obligations was $7,943,000 and $1,100,000, respectively.

4.	Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	September 30, 2019	December 31, 2018
Accrued trade payables	$1,712	$960
Accrued commissions payable	297	315
Accrued bonuses payable	1,820	3,788
Accrued vacation and payroll	813	1,012
Current portion of phantom share liability	2,886	1,476
Accrued other liabilities	1,072	—
Total accrued liabilities	$8,600	$7,551

5.     Debt and lease liabilities

Senior Credit Facility

On February 20, 2018, the Company entered into a two year commercial business loan agreement with Hancock Whitney Bank. Any amounts advanced will be secured by substantially all assets and carry an interest rate of one month ICE libor plus 3.00%, with a 4.00% interest rate floor. Advances of the line of credit initially were subject to a borrowing base as determined in accordance with the loan agreement, which was based on the value of the Company's accounts receivable balance.

Page	13

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2019 and 2018

On March 19, 2019, the Company entered into an amendment to the loan agreement increasing the available line of credit from $5.0 million to $10.0 million and extending the expiration date to March 19, 2021. In addition, the borrowing base restriction was removed from the loan agreement.

On September 19, 2019, in conjunction with the Term Note described below, the Company entered into a third amendment to the loan agreement, which, among other things, replaced the financial covenants in the loan agreement with the following:

Financial Covenant	Required Ratio	Ratio
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	1.11
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	3.31
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.73

The Company was in compliance with all covenants in effect at September 30, 2019. There were no borrowings against this line of credit at September 30, 2019 and December 31, 2018.

Commercial Term Notes

On May 30, 2019, the Company entered into a second amendment to the loan agreement providing for a term note (the “Building Term Note”) in favor of Hancock Whitney Bank in the principal amount of $4,845,000. The proceeds of the Building Term Note were used to purchase a building to utilize as a new corporate headquarters for the Company. Beginning July 1, 2019, the Company began making monthly payments towards the outstanding balance. The Building Term Note matures on May 30, 2026 and is secured by substantially all of the assets of the borrower, including the real property acquired with the proceeds of the Building Term Note. The Building Term Note bears interest at a variable rate equal to the one month ICE libor index plus a margin of 2.45% per annum. The Company is required to maintain a loan to value ratio of 85% with respect to the appraised value of the real property. In connection with the Building Term Note, the Company entered into an interest rate swap transaction (the "Interest Rate Swap Transaction") with Hancock Whitney Bank effectively fixing the interest rate for the Building Term Note at 4.68%.

The Company incurred immaterial financing costs related to the real property acquired with the proceeds of the Building Term Note. These deferred financing costs will be amortized over the term of the loan.

On September 19, 2019, the Company entered into a third amendment to the loan agreement providing for a term note (the “Term Note") in favor of Hancock Whitney Bank in the principal amount of $5,000,000. The proceeds of the Term Note will be used for general corporate purposes. Beginning October 19, 2019, the Company makes monthly payments towards the outstanding balance. The Term Note matures on September 19, 2022 and is secured by substantially all of the assets of the borrower. The Term Note bears interest at the rate of 4.60% per annum.

The Company has recognized these term notes, which have terms greater than twelve months, as follows:

	September 30, 2019	December 31, 2018
Notes payable	$9,804	$—
Less:
Current portion of notes payable	(1,728)	—
Net long-term notes payable	$8,076	$—

The table below represents the future minimum principal and interest obligations for the term notes as of September 30, 2019:

	Principal Payments	Interest Payments(1)
Less than one year (current portion)	$1,728	$422
Between one and two years	1,815	340
Between two and five years	2,241	654
Five years or more	4,020	321
Total	$9,804	$1,737
(1) Interest payments under the term notes have effective interest rates of 4.68% and 4.60% per annum.

Page	14

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2019 and 2018

Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	September 30, 2019	December 31, 2018
Lease liabilities	$11,580	$3,425
Less:
Current portion of lease liabilities	(8,767)	(3,031)
Net long-term lease liabilities	$2,813	$394

Finance lease liabilities

The Company has various finance leases for equipment with an implied interest rate at fixed rates up to 11.36%, secured by equipment, due between 2019 and 2023. The Company's weighted average interest rate was 1.83% and 1.41% for all finance lease liabilities outstanding as of September 30, 2019 and 2018, respectively. At September 30, 2019, the weighted average lease term was approximately 1.01 years.

Minimum payments and interest for finance lease obligations required over the next five years as of September 30, 2019, are as follows:

	Principal Payments	Interest Payments
Less than one year (current portion)	$8,456	$146
Between one and two years	1,760	43
Between two and five years	27	1
Total	$10,243	$190

Interest expense related to these finance lease obligations for the three and nine months ended September 30, 2019 amounted to $56,000 and $102,000, respectively. Interest expense related to these finance lease obligations for the three and nine months ended September 30, 2018 amounted to $37,000 and $151,000, respectively.

Operating lease liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At September 30, 2019, the weighted average lease term was approximately 5.08 years.

Minimum payments and interest for operating lease liabilities required over the next five years as of September 30, 2019, are as follows:

	Principal Payments	Interest Payments
Less than one year (current portion)	$311	$65
Between one and two years	224	51
Between two and five years	661	81
Five years or more	141	3
Total	$1,337	$200

Page	15

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2019 and 2018

Operating rental expenses were $100,000 and $278,000 for the three and nine months ended September 30, 2019, respectively, and $102,000 and $298,000 for the three and nine months ended September 30, 2018, respectively.

Included within these operating lease liabilities are real property leases for real estate from a related party. Rental payments under these related party lease agreements are $18,000 per month, plus taxes, utilities and maintenance. Total rental payments for the use of these properties were $61,000 and $182,000 for the three and nine months ended September 30, 2019, respectively, and $60,000 and $175,000 for the three and nine months ended September 30, 2018, respectively. The expense for these related party rents has been included within general and administrative expenses.

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

Warrants

Pursuant to the Arrangement with PHM effective December 21, 2017, PHM common share purchase warrant holders each received one tenth (1/10) of one warrant to purchase one common share of the Company. The warrants conversion feature is denominated in Canadian dollars which is different from the functional currency of the Company, which is U.S. dollars. The conversion feature is treated as a derivative financial liability and the fair value movement during the period is recognized in the Consolidated Statement of Income and Comprehensive Income. The change in the value of warrants has been recorded as an unrealized (gain) loss on derivative financial liability in the Condensed Consolidated Statements of Income and Comprehensive Income. All unexercised warrants expired during the period ended September 30, 2019.

The warrant derivative financial liability was valued using Level 3 inputs from the fair value hierarchy.

There were no warrants issued during the three and nine month periods ended September 30, 2019. There were 133,000 warrants exercised and 44,000 warrants that expired during the nine months ended September 30, 2019. A summary of the change in fair value of warrant conversion liability is as follows for the period ended September 30, 2019:

Warrant Conversion Liability
Balance December 31, 2018	$363
Warrants issued	—
Unrealized gain on warrant conversion liability	(363)
Balance September 30, 2019	$—

Page	16

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2019 and 2018

Derivative instruments and hedging activities

We currently have one interest rate swap contract in place, which became effective on May 31, 2019 and has been designated as a cash flow hedge. This swap contract matures on May 30, 2026. This swap contract converts the variable interest rate to a fixed interest rate on borrowings under the Building Term Note. As of September 30, 2019, the notional amount of the interest rate swap was $4.8 million and will be amortized over the term of the swap. The fair value was $0.2 million (determined based on Level 2 inputs) and is included in Accrued liabilities, as a component of Long-term liabilities as of September 30, 2019.

In the first nine months of 2019, losses recognized as a result of ineffectiveness were immaterial.

7.	Shareholders' Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares.

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 37,952,660 and 37,500,815 shares were issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

For the nine months ended September 30, 2019, the Company re-purchased and canceled 365,100 common shares at a cost of $1,522,000 pursuant to the Normal Course Issuer Bid (the "NCIB") that went into effect on November 29, 2018. Total shares repurchased under the NCIB were 775,803 as of September 30, 2019. The Company’s retained earnings was reduced by the amount paid for the shares repurchased for cancellation.

Warrants

All outstanding warrants expired unexercised on August 27, 2019. The following table summarizes warrant activity for the period ended September 30, 2019:

	Number of warrants (000's)	Weighted average exercise price (CAD$)
Balance December 31, 2018	177	$2.60
Issued	—	—
Exercised	(133)	2.60
Expired	(44)	2.60
Balance September 30, 2019	—	$—

No warrants were issued, 133,000 warrants were exercised and 44,000 warrants expired during the nine months ended September 30, 2019.

Stock-based compensation

At the Company's annual and special meeting of shareholders held on July 17, 2018, shareholders of the Company passed a resolution approving the RSU and Option Plans (collectively, the “Plan”). The purpose of the Plan is to provide incentive to employees, directors, officers, management companies, and consultants who provide services to the Company or any of its subsidiaries. The Plan is a “fixed” stock plan, whereby the maximum number of the Company's shares reserved for issuance, combined with any equity securities granted under all other compensation arrangements adopted by the Company, may not exceed 7,582,000 shares (equal to 20% of the issued and outstanding shares of the Company as of the date of the Arrangement). As of September 30, 2019, the Company had outstanding issuances of options of 2,731,000 and restricted stock units of 1,161,000 under the Plan.

Page	17

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2019 and 2018

The following table summarizes stock-based compensation for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation - options	$745	$205	$2,028	$579
Stock-based compensation - restricted stock	319	467	950	1,319
Total	$1,064	$672	$2,978	$1,898

At September 30, 2019, there was approximately $2,751,000 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.25 years. As of September 30, 2019, there was approximately $991,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 0.80 years.

Options

The following table summarizes stock option activity for the nine months ended September 30, 2019:

	Number of options (000's)	Weighted average exercise price (CAD$)	Weighted average remaining contractual life	Aggregate Intrinsic Value(1)
Balance December 31, 2018	1,545	$3.39	5.8 years	$1,605
Issued	1,236	5.66
Exercised	(42)	4.30
Expired / Forfeited	(8)	3.26
Balance September 30, 2019	2,731	$4.30	7.0 years	$6,825
Includes NIL shares netted for tax.
(1) The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

For the nine months ended September 30, 2019, 42,168 shares of common stock were issued pursuant to the exercise of stock options.

At September 30, 2019, the Company had 1,041,000 exercisable stock options outstanding with a weighted average exercise price of CAD $3.83 and a weighted average remaining contractual life of 3.7 years. At December 31, 2018, the Company had 851,000 exercisable stock options outstanding with a weighted average exercise price of CAD $4.30 and a weighted average remaining contractual life of 3.2 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the proper vesting period, using the Black-Scholes option pricing model calculated using the following assumptions for issuances during the nine months ended September 30, 2019:

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
September 30, 2019 and 2018

Restricted stock units

The Company has a restricted stock unit plan, which it uses for grants to directors, officers, and employees. Restricted stock units vest generally over a one or three-year period.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2019:

	Number of Restricted Stock Units (000's)	Weighted average grant price (CAD$)	Weighted average remaining contractual life	Aggregate Intrinsic Value(1)
Balance December 31, 2018	1,715	$2.41	1.01 years	$6,575
Issued	120	6.90
Vested	(641)	2.68
Expired / Forfeited	(33)	2.25
Balance September 30, 2019	1,161	$2.73	0.80 years	$8,010
(1) The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

During the three months ended September 30, 2019, the Company issued 60,000 restricted stock units.

Phantom share units

The Company has a phantom share unit plan, which it uses for grants to directors, officers, and employees. Phantom share units granted under the plan are non-assignable and are settled in cash at vesting. Phantom share units vest annually over a three-year period.

The following table summarizes phantom share unit activity for the nine months ended September 30, 2019:

Number of Phantom Share Units (000's)
Balance December 31, 2018	1,692
Issued	351
Vested	(550)
Expired / Forfeited	(110)
Balance September 30, 2019	1,383

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities, using a valuation method with the following inputs:

September 30, 2019
Share price	$ 9.14 (CAD$)
Remaining life of phantom share units	0.61 - 2.61 Years
Calculated fair value of phantom share units	$4,862,000

The total liability associated with phantom share units at September 30, 2019 is $4,862,000, with $1,976,000 of this balance included in long-term accrued liabilities and the remaining portion of $2,886,000 in current accrued liabilities. Accrued liability and related expense is determined at each reporting period based on the stock price at period end.

Page	19

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2019 and 2018

8.	Commitments and Contingencies

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $120,000 and $96,000 for the three months ended September 30, 2019 and 2018, respectively, and $455,000 and $321,000 for the nine months ended September 30, 2019 and 2018, respectively.

9.	Income Taxes

At September 30, 2019 and 2018, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2019 and 2018

As of September 30, 2019, the Company faced no material liquidity risk and is able to meet all of its current financial obligations as they become due and payable. The Company had $23,195,000 and $16,981,000 of current liabilities that are due within one year as of September 30, 2019 and December 31, 2018, respectively. The Company had $27,703,000 and $22,963,000 of current assets as of September 30, 2019 and December 31, 2018, respectively in addition to positive cash flow from operations. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully available as of September 30, 2019, subject to compliance with certain covenants.

Interest rate risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is limited to potential decreases on the interest rate offered on cash and cash equivalents held with registered US financial institutions. The Company considers this risk to be immaterial. The interest on finance leases and the Term Note are not subject to cash flow interest rate risk as these instruments bear interest at fixed rates. In connection with the Building Term Note, the Company entered into an Interest Rate Swap Transaction with Hancock Whitney Bank for a fixed rate of 4.68%, thereby transforming the variable interest rate exposure into a fixed rate obligation.

11.     Earnings Per Share

Income per common share is calculated using earnings for the year divided by the weighted average number of shares outstanding during the year. Diluted income per share amounts are calculated giving effect to the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted to common shares by assuming the proceeds received from the exercise of stock options, restricted stock units, and warrants are used to purchase common shares at the prevailing market rate.

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator - basic and diluted:
Net income attributable to shareholders	$2,960	$2,424	$6,934	$7,131

Denominator:
Basic weighted-average number of common shares	37,812,921	37,911,054	37,775,775	37,910,109
Diluted weighted-average number of shares	40,051,422	39,945,189	39,768,877	39,526,742

Basic earnings per share	$0.08	$0.06	$0.18	$0.19
Diluted earnings per share	$0.07	$0.06	$0.17	$0.18

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	37,812,921	37,911,054	37,775,775	37,910,109
Stock options and other dilutive securities	2,238,501	2,034,135	1,993,102	1,616,633
Diluted weighted-average number of shares	40,051,422	39,945,189	39,768,877	39,526,742

12.	Subsequent Events

Conversion of Accounts Payable into Short-term Capital Lease

Subsequent to September 30, 2019, the Company entered into a capital lease agreement with a third party and, as a result, $1,219,000 of accounts payable was converted to a two year lease.

Page	21

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2019 and 2018

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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including our Form 10 filed with the SEC on August 1, 2019, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: possibly significant capital requirements and operating risks; the ability to implement business strategies and pursue business opportunities; volatility in the market price of the shares in the capital; our novel business model; the risk that clinical application or treatments that demonstrate positive results in a study may not be positively replicated or that such test results may not be predictive of actual treatment results or may not result in the adoption of such treatments by providers; the state of the capital markets; the availability of funds and resources to pursue operations; decline of reimbursement rates; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; low profit market segments; risks relating to the deterioration of global economic conditions; disruptions in or attacks (including cyber-attacks) on information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior; the failure of third parties to comply with their obligations; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation environment; increased competition; changes in foreign currency rates; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods; our status as an emerging growth company and a foreign private issuer; and the occurrence of natural and unnatural catastrophic events

Page	22

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2019 and 2018

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

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 84.3% and 86.5% of our revenue for the three and nine months ended September 30, 2019. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to use an organic growth model whereby expansion is accomplished through existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in 31 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of September 30, 2019, we employed more than 230 licensed RTs, representing more than 56% of our company-wide employee count. By focusing overhead costs to personnel that service the patient rather than physical location costs, we anticipate efficiently scaling our business in regions that are currently not being effectively serviced.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2019 and 2018

The below table highlights summary financial and operational metrics for the last eight quarters:

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Financial Information:
Revenue	$23,525	$22,547	$20,443	$18,489	$17,163	$15,508	$14,111	$13,548
Gross Profit	$17,207	$16,861	$15,402	$13,645	$13,062	$11,323	$10,552	$10,186
Gross Profit %	73%	75%	75%	74%	76%	73%	75%	75%
Net Income (Loss)	$2,960	$1,820	$2,154	$3,046	$2,424	$2,366	$2,341	$(26)
Adjusted EBITDA(1)	$4,990	$4,610	$4,662	$4,974	$4,360	$4,114	$3,762	$ 1,877(3)
Cash (As of)	$12,630	$7,691	$7,410	$10,413	$10,174	$8,551	$4,634	$5,098
Total Assets (As of)	$79,881	$70,886	$58,583	$53,525	$49,147	$44,168	$40,566	$37,691
Operational Information:
Vent Patients(2)	7,421	7,130	6,393	5,905	5,444	5,078	4,685	4,385
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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018:

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	% of Total Revenue	2018	% of Total Revenue	$ Change	% Change
Revenue	$23,525	100.0%	$17,163	100.0%	$6,362	37.1%
Cost of revenue	6,318	26.9%	4,101	23.9%	2,217	54.1%
Gross profit	17,207	73.1%	13,062	76.1%	4,145	31.7%
Selling, general and administrative	13,281	56.5%	9,490	55.3%	3,791	39.9%
Research and development	208	0.9%	—	—%	208	100.0%
Stock-based compensation	1,064	4.5%	672	3.9%	392	58.3%
Depreciation	193	0.8%	128	0.7%	65	50.8%
Loss on disposal of property and equipment	167	0.7%	23	0.1%	144	626.1%
Other expense	27	0.1%	33	0.2%	(6)	(18.2)%
Income from operations	2,267	9.6%	2,716	15.8%	(449)	(16.5)%
Non-operating expenses
Unrealized (gain) loss on warrant conversion liability	(800)	(3.4)%	220	1.3%	(1,020)	(463.6)%
Interest expense, net	56	0.2%	37	0.2%	19	51.4%
Net income before taxes	3,011	12.8%	2,459	14.3%	552	22.4%
Provision for income taxes	51	0.2%	35	0.2%	16	45.7%
Net income	$2,960	12.6%	$2,424	14.1%	$536	22.1%

Page	24

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2019 and 2018

Revenue

The following table summarizes our revenue for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	% of Total Revenue	2018	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$19,820	84.3%	$15,219	88.7%	$4,601	30.2%
Other durable medical equipment rentals	1,742	7.4%	703	4.1%	1,039	147.8%
Revenue from sales and services
Equipment sales	1,552	6.6%	969	5.6%	583	60.2%
Service revenues	411	1.7%	272	1.6%	139	51.1%
	$23,525	100.0%	$17,163	100.0%	$6,362	37.1%

For the three months ended September 30, 2019, revenue totaled $23.5 million, an increase of $6.4 million (or 37.1%) from the comparable period in 2018. The revenue growth was primarily driven by a $4.6 million (or 30.2%) increase in ventilator rental revenue. This increase is attributable to our organic growth in active ventilator patient base. Our active ventilator patient base grew from 5,444 as of September 30, 2018 to 7,421 as of September 30, 2019, an increase of 36%. In addition to the ventilator rental revenue growth, rental revenue from other durable medical equipment grew $1.0 million (or 147.8%) quarter over quarter. This growth was distributed throughout our many other respiratory-related products (PAPs, oxygen concentrators, nebulizers, percussion vests). The increase in equipment sales and service revenues can be attributed primarily to PAP supply sales and an increase in home sleep apnea testing studies. Many of our patients need multiple respiratory related durable medical equipment devices and supplies over time and we expect as our total patient base continues to grow, so too will these complimentary devices and supplies. However, we expect our ventilator rental revenue to be the primary driver of future revenue growth. As we continue to expand geographically into new states and further expand our presence in our existing territories, we expect continued growth in our active ventilator patient base and ventilator rental revenue accordingly.

Cost of revenue and gross profit

For the three months ended September 30, 2019, cost of revenue totaled $6.3 million, an increase of $2.2 million (or 54.1%) from the comparable period in 2018. For the three months ended September 30, 2019 and 2018, gross profit percentage decreased from approximately 76.1% to approximately 73.1%. The decreased margins are the result of costs associated with expansion into new geographical territories. As these new territories increase patient bases, we expect gross profit percentage to remain relatively consistent with the current quarter through the end of 2019.

Selling, general & administrative expense

For the three months ended September 30, 2019, selling, general and administrative expenses totaled $13.3 million, an increase of $3.8 million (or 39.9%) from the comparable prior period. The increase was primarily the result of an increase in employee costs and additional on-going and one-time costs associated with the Company's listing on the Nasdaq Capital Market.

Additionally, we incurred higher absolute bad debt expense as a result of higher revenue. As a result, selling, general, and administrative expenses as a percentage of revenue increased to 56.5% for the three months ended September 30, 2019 compared to 55.3% for the three months ended September 30, 2018. As noted, the primary driver of our selling, general, and administrative expenses is employee associated cost. As we continue to grow into new markets and increase our employee count, we expect selling, general, and administrative expenses will trend accordingly. We expect that selling, general and administrative expenses as a percentage of revenue will remain relatively consistent with the current quarter through the end of 2019.

Research and development

For the three months ended September 30, 2019, research and development costs totaled $0.2 million, an increase of $0.2 million (or 100%) from the comparable period in 2018. As we continue to invest in research and development related projects, we expect that associated costs will remain materially consistent with the current quarter through the end of 2019.

Page	25

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2019 and 2018

Stock-based compensation

For the three months ended September 30, 2019, stock-based compensation totaled $1.1 million, an increase of $0.4 million (or 58.3%) from the comparable period in 2018. This increase is attributed to the expense of additional stock-based awards during 2019. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained under 5%.

Interest expense, net

For the three months ended September 30, 2019, net interest expense totaled $56,000, an increase of $19,000 (or 51.4%) from the comparable period in 2018. We expect net interest expense to increase as a result of the Building Term Note and Term Note described below.

Provision for income taxes

For the three months ended September 30, 2019, the provision for income taxes was $51,000, compared to $35,000 during the 2018 period. The current period provision is related to state income tax liabilities. We expect to continue to benefit from the federal tax environment in the United States. Recent tax changes allow for accelerated deductions for capital expenditures and lower corporate tax rates. As we continue to incur substantial capital expenditures to acquire medical equipment to accommodate our rapid patient base growth, combined with the deferred tax assets mentioned above, we expect most near-term tax payments will continue to result from state tax liabilities.

Net income

For the three months ended September 30, 2019, net income was $3.0 million, an increase of $0.5 million (or 22.1%) from the comparable period in 2018. Net income as a percentage of revenue decreased from 14.1% for the three months ended September 30, 2018 to 12.6% for the three months ended September 30, 2019, primarily driven by increased selling, general, and administrative costs, research and development expenses, and stock-based compensation, as described above.

Comparison of the Nine Months Ended September 30, 2019 and 2018:

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	% of Total Revenue	2018	% of Total Revenue	$ Change	% Change
Revenue	$66,515	100.0%	$46,782	100.0%	$19,733	42.2%
Cost of revenue	17,045	25.6%	11,845	25.3%	5,200	43.9%
Gross profit	$49,470	74.4%	$34,937	74.7%	$14,533	41.6%
Selling, general and administrative	38,117	57.3%	24,698	52.8%	13,419	54.3%
Research and development	645	1.0%	—	—%	645	100.0%
Stock-based compensation	2,978	4.5%	1,898	4.1%	1,080	56.9%
Depreciation	460	0.7%	458	1.0%	2	0.4%
Loss on disposal of property and equipment	308	0.5%	111	0.2%	197	177.5%
Other expense	$76	0.1%	$41	0.1%	$35	85.4%
Income from operations	$6,886	10.4%	$7,731	16.5%	$(845)	(10.9)%
Non-operating expenses
Unrealized (gain) loss on warrant conversion liability	(363)	(0.5)%	414	0.9%	(777)	(187.7)%
Interest expense, net	102	0.2%	151	0.3%	(49)	(32.5)%
Net income before taxes	$7,147	10.7%	$7,166	15.3%	$(19)	(0.3)%
Provision for income taxes	213	0.3%	35	0.1%	178	508.6%
Net income	$6,934	10.4%	$7,131	15.2%	$(197)	(2.8)%

Page	26

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2019 and 2018

Revenue

The following table summarizes our revenue for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	% of Total Revenue	2018	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$57,563	86.5%	$41,896	89.6%	$15,667	37.4%
Other durable medical equipment rentals	4,085	6.1%	1,687	3.6%	$2,398	142.1%
Revenue from sales and services
Equipment sales	3,584	5.4%	2,470	5.3%	$1,114	45.1%
Service revenues	1,283	1.9%	729	1.6%	$554	76.0%
	$66,515	100.0%	$46,782	100.0%	$19,733	42.2%

For the nine months ended September 30, 2019, revenue totaled $66.5 million, an increase of $19.7 million (or 42.2%) from the comparable period in 2018. The revenue growth was primarily driven by a $15.7 million (or 37.4%) increase in ventilator rental revenue. This increase is attributable to our organic growth in active ventilator patient base. Our active ventilator patient base grew from 5,444 as of September 30, 2018 to 7,421 as of September 30, 2019, an increase of 36%. In addition to the ventilator rental revenue growth, rental revenue from other durable medical equipment grew $2.4 million (or 142.1%).

Cost of revenue and gross profit

For the nine months ended September 30, 2019, cost of revenue totaled $17.0 million, an increase of $5.2 million (or 43.9%) from the comparable period in 2018. For the nine months ended September 30, 2019 and 2018, gross profit percentage decreased slightly, from approximately 74.7% to approximately 74.4%. We expect gross profit percentage to remain consistent with the year-to-date through the end of 2019.

Selling, general & administrative expense

For the nine months ended September 30, 2019, selling, general and administrative expenses totaled $38.1 million, an increase of $13.4 million (or 54.3%) from the comparable period in 2018. The increase was primarily the result of an increase in employee costs which includes the impact of our phantom stock plan. Our phantom stock plan is measured at fair value as of the reporting period and is driven primarily by our stock price. During the nine months ended September 30, 2019, our stock price increased 75%, driving higher expenses related to these awards.

Additionally, we incurred higher absolute bad debt expense as a result of higher revenue. Selling, general, and administrative expenses as a percentage of revenue increased to 57.3% for the nine months ended September 30, 2019 compared to 52.8% and for the nine months ended September 30, 2018. As noted, the primary driver of our selling, general, and administrative expenses is employee associated cost. As we continue to grow into new markets and increase our employee count, we expect selling, general, and administrative expenses will trend accordingly. We expect that selling, general and administrative expenses as a percentage of revenue will remain relatively consistent with the year-to-date through the end of 2019.

Research and development

For the nine months ended September 30, 2019, research and development costs totaled $0.6 million, an increase of $0.6 million (or 100%) from the comparable period in 2018. As we continue to invest in research and development related projects, we expect that associated costs will remain materially consistent with the year-to-date through the end of 2019.

Page	27

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2019 and 2018

Stock-based compensation

For the nine months ended September 30, 2019, stock-based compensation totaled $3.0 million, an increase of $1.1 million (or 56.9%) from the comparable period in 2018. This increase is attributed to the expense of additional stock-based awards during 2019. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained under 5%.

Interest expense, net

For the nine months ended September 30, 2019, net interest expense totaled $102,000, a decrease of $49,000 (or 32.5%) from the comparable period in 2018. We expect net interest expense to increase as a result of the Building Term Note and Term Note described below.
Provision for income taxes

For the nine months ended September 30, 2019, the provision for income taxes was $213,000, compared to $35,000 during the 2018 period. The current period provision is related to state income tax liabilities. We expect to continue to benefit from the federal tax environment in the United States. Recent tax changes allow for accelerated deductions for capital expenditures and lower corporate tax rates. As we continue to incur substantial capital expenditures to acquire medical equipment to accommodate our rapid patient base growth, combined with the deferred tax assets mentioned above, we expect most near-term tax payments will continue to result from state tax liabilities.

Net income

For the nine months ended September 30, 2019, net income was $6.9 million,a decrease of $0.2 million (or 2.8%) from the comparable period in 2018. Net income as a percentage of revenue decreased from 15.2% for the nine months ended September 30, 2018 to 10.4% for the nine months ended September 30, 2019, primarily driven by increased selling, general, and administrative costs, research and development expenses, and stock-based compensation, as described above.

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
September 30, 2019 and 2018

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

The following table is a reconciliation of Net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Net Income (Loss)	$2,960	$1,820	$2,154	$3,046	$2,424	$2,366	$2,341	$(26)
Add back:
Depreciation	1,659	1,444	1,295	1,177	972	893	741	738
Interest expense	56	20	26	30	37	67	47	49
Unrealized (gain) loss on warrant conversion liability	(800)	268	169	(210)	220	123	72	158
Stock-based compensation	1,064	1,034	880	804	672	665	561	828
Income tax expense	51	24	138	127	35	—	—	130
Adjusted EBITDA	$4,990	$4,610	$4,662	$4,974	$4,360	$4,114	$3,762	$1,877

Use of Non-GAAP Financial Measures

Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. It is not a measurement of our financial performance under GAAP and should not be considered as alternatives to revenue or net income (loss), as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP. Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2019 was $12.6 million, compared to $10.4 million at December 31, 2018. Based on our current plan of operations, including potential acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully undrawn as of September 30, 2019.

Page	29

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2019 and 2018

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
Net Cash provided by (used in):
Operating activities	$11,687	$14,162
Investing activities	(10,232)	(3,089)
Financing activities	762	(5,997)
Net increase in cash and cash equivalents	$2,217	$5,076

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2019 was $11.7 million, resulting from net income of $6.9 million and non-cash net income adjustments of $14.3 million, which was partially offset by an increase in net operating assets of $9.5 million. The non-cash net income adjustments primarily consisted of $6.9 million of bad debt expense, $4.4 million of depreciation and $3.0 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $9.8 million, which was partially offset by a decrease in inventory of $1.6 million. The changes in operating liabilities primarily consisted of a decrease in accounts payable of $1.8 million and increases in accrued liabilities of $1.9 million. The increase in our operating assets and liabilities were primarily driven by our increased business volume period-over-period and higher compensation and personnel-related costs.

Net cash provided by operating activities during the nine months ended September 30, 2018 was $14.2 million, resulting from net income of $7.1 million, non-cash net income adjustments of $9.4 million, and an increase in net operating liabilities of $1.8 million, which were partially offset by an increase in net operating assets of $4.2 million. The non-cash net income adjustments primarily consisted of $4.4 million of bad debt expense, $2.6 million of depreciation and $1.9 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $3.0 million as a result of increased revenue growth and an increase in inventory of $0.7 million. The changes in operating liabilities primarily consisted of increases in accounts payable of $0.3 million and accrued liabilities of $1.6 million. The increase in operating liabilities can be primarily attributed to higher expense incurred as a result of phantom stock and bonus awards.

Net Cash Used in Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2019 was $10.2 million, consisting of $10.6 million of purchases of property and equipment, partially offset by $0.3 million of proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to the purchase of our new corporate headquarters, in addition to medical equipment rented to our patients. Combining cash purchases of property and equipment of $10.6 million and equipment financed through leases and long term debt of $14.7 million, our total capital expenditures for the nine months ended September 30, 2019 were $25.3 million. This represents a $15.6 million, or 159.4%, increase year over year, which was driven by our revenue growth of 42.2% during the same periods combined with the purchase of our new corporate headquarters.

Net cash provided by investing activities during the nine months ended September 30, 2018 was $3.1 million, consisting of $3.6 million of purchases of property and equipment, partially offset by $0.5 million of proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to the medical equipment we rent to patients. Combining cash purchases of property and equipment of $3.6 million and equipment financed through finance leases and long term debt of $6.2 million, our total capital expenditures for the nine months ended September 30, 2018 was $9.8 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 was $0.8 million, consisting of $4.8 million in proceeds to finance the purchase of our corporate headquarters, $5.0 million in proceeds from the new term note, partially offset by $7.9 million in repayments of finance lease liabilities and $1.5 million of shares repurchased and canceled under our normal course issuer bid described below.

Net cash used in financing activities during the nine months ended September 30, 2018 was $6.0 million, consisting of $6.0 million in repayments of finance lease liabilities.

Page	30

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2019 and 2018

Credit Agreement

On February 20, 2018, we entered into a two year commercial business loan agreement with Hancock Whitney Bank. Any amounts advanced will be secured by substantially all our assets and carry an interest rate of one month ICE libor plus 3.00%, with a 4.00% interest rate floor. Advances of the line of credit initially were subject to a borrowing base as determined in accordance with the loan agreement, which was based on the value of our accounts receivable balance.

On March 19, 2019, we entered into an amendment to the loan agreement increasing the available line of credit from $5.0 million to $10.0 million and extending the expiration date to March 19, 2021. In addition, the borrowing base restriction was removed from the loan agreement.

On September 19, 2019, in conjunction with the Term Note described below, the Company entered into a third amendment to the loan agreement, which, among other things, replaced the financial covenants in the loan agreement with the following:

Financial Covenant	Required Ratio	Ratio
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	1.11
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	3.31
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.73

The Company was in compliance with all covenants in effect at September 30, 2019. There were no borrowings against this line of credit at September 30, 2019 and December 31, 2018.

While we currently have no immediate plans to draw on this line of credit, the line of credit allows flexibility in funding our future operations subject to compliance with the covenants described above.

Commercial Term Notes

On May 30, 2019, the Company entered into an amendment to the loan agreement providing for a term note (the “Building Term Note”) in favor of Hancock Whitney Bank in the principal amount of $4.8 million. The proceeds of the Building Term Note were used to purchase a building to utilize as a new corporate headquarters for the Company. Beginning July 1, 2019, the Company makes monthly payments towards the outstanding balance. The Building Term Note matures on May 30, 2026 and is secured by substantially all of the assets of the borrower, including the real property acquired with the proceeds of the Building Term Note. The Building Term Note bears interest at a variable rate equal to the one month ICE libor index plus a margin of 2.45% per annum. The Company is required to maintain a loan to value ratio of 85% with respect to the appraised value of the real property. In connection with the Building Term Note, the Company entered into an interest rate swap transaction (the "Interest Rate Swap Transaction") with Hancock Whitney Bank effectively fixing the interest rate for the Building Term Note at 4.68%.

On September 19, 2019, the Company entered into a third amendment to the loan agreement providing for a term note (the “Term Note") in favor of Hancock Whitney Bank in the principal amount of $5,000,000. The proceeds of the Term Note will be used for general corporate purposes. Beginning October 19, 2019, the Company makes monthly payments towards the outstanding balance. The Term Note matures on September 19, 2022 and is secured by substantially all of the assets of the borrower. The Term Note bears interest at the rate of 4.60% per annum.

Sources of funds

Our cash provided by operating activities in the nine months ended September 30, 2019 was $11.7 million compared to $14.2 million in the nine months ended September 30, 2018. As of September 30, 2019, we had cash and cash equivalents of $12.6 million.

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
September 30, 2019 and 2018

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

For the nine months ended September 30, 2019, the Company re-purchased and canceled 365,100 common shares pursuant to our Normal Course Issuer Bid (the "NCIB") at a cost of $1,522,000. Total shares repurchased under the NCIB were 775,803 as of September 30, 2019. There were no repurchases during the three months ended September 30, 2019. Under the NCIB, we are authorized to repurchase up to a maximum of 1,875,575 common shares through November 28, 2019.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $120,000 and $96,000 for the three months ended September 30, 2019 and 2018, respectively, and $455,000 and $321,000 for the nine months ended September 30, 2019 and 2018, respectively.

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
September 30, 2019 and 2018

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

Due to the nature of the industry and the reimbursement environment in which the we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. There were no material changes in estimates recorded in the three and nine months ended September 30, 2019, relating to prior periods.

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

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. There were no material changes in estimates recorded in the three and nine months ended September 30, 2019, relating to prior periods.

Page	33

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2019 and 2018

Returns and refunds are not accepted on either equipment sales or sleep study services. We do not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. We do not have any partially or unfilled performance obligations related to contracts with customers and as such, we had no contract assets or contract liabilities as of September 30, 2019.

Allowance for doubtful accounts

We estimate that a certain portion of receivables from customers may not be collected and maintain an allowance for doubtful accounts. We evaluate the net realizable value of accounts receivable as of the date of consolidated balance sheets. Specifically, we consider historical realization data including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that the estimates could change, which could have a material impact on the operations and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. Our allowance for doubtful accounts was $7.7 million and $3.5 million as of September 30, 2019 and 2018, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

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
September 30, 2019 and 2018

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
September 30, 2019 and 2018

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Page	36

VIEMED HEALTHCARE, INC.
September 30, 2019 and 2018

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2019, we issued to our employees an aggregate of 95,210 common shares upon the vesting of restricted stock units under our RSU/DSU Plan. These securities were issued under the Company’s equity incentive plans without registration in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act. During the three months ended September 30, 2019, in connection with the exercise of warrants, we issued 124,890 common shares without registration in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act or Regulation S.

Share Repurchases

The following table sets forth certain information with respect to repurchases of our common shares during the quarter ended September 30, 2019:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
July 1 - July 31, 2019	—	—	—	1,099,772
August 1 - August 31, 2019	—	—	—	1,099,772
September 1 - September 30, 2019	—	—	—	1,099,772
Total	—	—	—	1,099,772
(1) For the quarter ended September 30, 2019, the Company did not purchase any common shares pursuant to the Company’s Normal Course Issuer Bid (the “NCIB”). Total shares repurchased under the NCIB were 775,803 as of September 30, 2019. Under the NCIB, the Company is authorized to repurchase up to a maximum of 1,875,575 common shares through November 28, 2019.

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

VIEMED HEALTHCARE, INC.
September 30, 2019 and 2018

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

VIEMED HEALTHCARE, INC.
September 30, 2019 and 2018

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

10.1
Third Amendment to Commercial Business Loan Agreement for Term Loans and Lines of Credit dated September 19, 2019 among Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC and Hancock Whitney Bank. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2019.

10.2
Commercial Term Note made by Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC to Hancock Whitney Bank, dated as of September 19, 2019. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2019.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

Page	39

VIEMED HEALTHCARE, INC.
September 30, 2019 and 2018

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Document.

* Filed herewithin.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
# Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

Page	40

VIEMED HEALTHCARE, INC.
September 30, 2019 and 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: November 5, 2019

Page	41