Form 10-K
period 2019-12-31
VIEMED HEALTHCARE, INC.
filed 2020-03-04
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number: 001-38973
Viemed Healthcare, Inc.
(Exact name of registrant as specified in its charter)

British Columbia, Canada		N/A
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

625 E. Kaliste Saloom Rd. Lafayette, LA 70508
(Address of principal executive offices, including zip code)

(337) 504-3802
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Shares, no par value	VMD	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant computed as of June 28, 2019 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the common shares on the Toronto Stock Exchange was $117,223,500.
As of February 28, 2020, there were 38,486,772 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

EXPLANATORY NOTE
General
On March 2, 2020, the Audit Committee of the Board of Directors of Viemed Healthcare, Inc. (the "Company") concluded, after discussion with the Company’s management and independent registered public accounting firm, Ernst & Young LLP, that the Company’s consolidated financial statements for the quarters and year-to-date periods ended June 30, 2019 and September 30, 2019 (collectively, the "Non-Reliance Periods") contained errors and should be restated. As a result, the consolidated financial statements and other financial information, earnings press releases, investor presentations or other communications related thereto covering the Non-Reliance Periods should no longer be relied upon.
Restatement and Prior Period Corrections
In connection with the preparation of this Annual Report on Form 10-K, the Company’s management became aware that the Company’s consolidated financial statements for the Non-Reliance Periods contained errors related to revenue recognition as the Company had recorded full monthly rental revenue for its durable medical equipment in the month of billing instead of on a daily, pro-rata basis over the lease term, consistent with the straight-line methodology required by Financial Accounting Standards Board ASC 840 and 842, "Leases." As a result, the Company has made certain corrections to defer revenue and the associated incremental direct costs for rental days that extend outside of the reporting period. As a result, the Company has restated its consolidated financial statements for the Non-Reliance Periods in this Annual Report on Form 10-K. The foregoing errors related to revenue recognition also had immaterial effects on the Company’s consolidated financial statements for the quarters and year-to-date periods ended March 31, 2018, June 30, 2018, September 30, 2018 and March 31, 2019 and for the fiscal year ended December 31, 2018 (collectively, the “Affected Periods”). As a result, the Company has also corrected the immaterial errors in its consolidated financial statements for the Affected Periods in this Annual Report on Form 10-K. The Company has not filed and does not intend to file amendments to the Company’s previously filed Registration Statement on Form 10 or Quarterly Reports on Form 10-Q for the periods affected by the restatement and correction of the Company’s consolidated financial statements as described above. Accordingly, investors and others should rely only on the financial information and other disclosures regarding the Non-Reliance periods as disclosed in this Annual Report on Form 10-K and in future filings with the SEC (as applicable), and not rely on any previously issued or filed registration statements or reports, earning press releases, investor presentations or other communications related thereto covering the Non-Reliance Periods.
Impact of the Restatement and Prior Period Corrections
For a description of the impact of the restatement and corrections on the Non-Reliance Periods and the Affected Periods, see "Note 3. Correction of Prior Period Immaterial Errors" and "Note 13. Unaudited Summarized Quarterly Financial Information" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Internal Control Over Financial Reporting and Disclosure Controls and Procedures
In connection with the restatement of the Company’s consolidated financial statements, the Company’s management determined that a material weakness exists in its internal control over financial reporting and that its disclosure controls and procedures were ineffective as of December 31, 2019. For a description of the material weakness identified by the Company’s management and management’s planned remediation for that material weakness, see "Item 9A. Controls and Procedures."

VIEMED HEALTHCARE, INC.
Table of Contents
December 31, 2019 and 2018

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 or “forward-looking information” as such term is defined in applicable Canadian securities legislation (collectively, “forward-looking statements”). Any statements other than statements of historical information, including those that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking and may involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. These forward-looking statements are made as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by applicable law.
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
By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and the other documents we file with the SEC and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: possibly significant capital requirements and operating risks; the ability to implement business strategies and pursue business opportunities; volatility in the market price of the shares in the capital; our novel business model; the risk that clinical application or treatments that demonstrate positive results in a study may not be positively replicated or that such test results may not be predictive of actual treatment results or may not result in the adoption of such treatments by providers; the state of the capital markets; the availability of funds and resources to pursue operations; decline of reimbursement rates; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; low profit market segments; risks relating to the deterioration of global economic conditions; disruptions in or attacks (including cyber-attacks) on information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior; the failure of third parties to comply with their obligations; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation environment; increased competition; changes in foreign currency rates; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods; the impact of the restatement and correction of our previously issued consolidated financial statements; the identified material weakness in our internal control over financial reporting and our ability to remediate that material weakness; the initiation of legal or regulatory proceedings with respect to the restatement and correction; the adverse effects on our business, results of operations, financial condition and stock price as a result of the restatement and correction process; our status as an emerging growth company and a foreign private issuer; and the occurrence of natural and unnatural catastrophic events and claims resulting from such events, as well as other general economic, market and business conditions; and other factors beyond our control.
CURRENCY
Unless otherwise indicated herein, references in this Annual Report on Form 10-K to “$”, “US$” or “U.S. dollars” are to United States dollars, and references to “$CDN” or “Canadian dollars” are to Canadian dollars. All dollar amounts herein are in United States dollars, unless otherwise indicated.

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

PART I

Item 1. Business

Company Overview

Viemed Healthcare, Inc. (“Viemed” or the “Company”), through its indirect wholly-owned subsidiaries, Sleep Management, L.L.C. (“Sleep Management”) and Home Sleep Delivered, L.L.C. (“Home Sleep”, and, together with Sleep Management, the “Sleepco Subsidiaries”), is a participating Medicare durable equipment supplier that provides post-acute respiratory services in the United States.

Viemed’s primary objective is to focus on the growth of the business of the Sleepco Subsidiaries and thereby solidify its position as one of the largest providers of home therapy for patients suffering from respiratory diseases that require a high level of service, with such programs being designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. The services of the Sleepco Subsidiaries include respiratory disease management, neuromuscular care, in-home sleep testing and sleep apnea treatment, oxygen therapy, and respiratory equipment rentals.

Viemed expects to use an organic growth model whereby expansion is effectuated through existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Viemed expects that it will continue to employ more respiratory therapists in order to assure the high service model is accomplished in the home. By focusing overhead costs to personnel that service the patient rather than physical location costs, Viemed anticipates continuing to efficiently scale its business in regions that are currently not being effectively serviced.

The continued trend of servicing patients in the home rather than in hospitals is aligned with Viemed’s business objectives and management anticipates that this trend will continue to offer growth opportunities for the Company. Viemed expects to continue to be a solution to the rising health costs in the United States by offering more cost effective home based solutions while increasing the quality of life for patients fighting serious respiratory diseases.

Protech Home Medical Corp., formerly Patient Home Monitoring Corp. (“PHM”), acquired the Sleepco Subsidiaries in June 2015. In December 2017 and pursuant to the terms of the Arrangement Agreement (as defined below), the Sleepco Subsidiaries became indirect wholly-owned subsidiaries of Viemed, as described below.

Sleep Management focuses on disease management and improving the quality of life for respiratory patients through clinical excellence, education and technology. Its service offerings are based on effective home treatment with respiratory care practitioners providing therapy and counseling to patients in their homes using cutting edge technology. Home Sleep focuses on providing in-home sleep testing for sleep apnea sufferers.

Viemed, through the Sleepco Subsidiaries, is one of the largest independent non-invasive ventilator providers in the United States with a service coverage area of 31 states in the United States and prospects to grow. Viemed currently services the following states: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, and West Virginia.

Our Corporate History and Background

Viemed was incorporated under the Business Corporations Act on December 14, 2016 as a wholly-owned subsidiary of PHM, a corporation continued under the Business Corporations Act, in order to effect the transactions contemplated by the Arrangement Agreement and the Purchase and Sale Agreements (as defined below).

On December 22, 2017, Viemed completed an arrangement under the provisions of Division 5 of Part 9 of the Business Corporations Act (the “Arrangement”) involving Viemed, PHM and the security holders of PHM, pursuant to which PHM completed a spin-out of Viemed pursuant to an arrangement agreement dated January 11, 2017 between Viemed and PHM, as amended on October 31, 2017 (the “Arrangement Agreement”).

Page	6

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

As a result of the Arrangement, among other things, shareholders of PHM (the “PHM Shareholders”), as of the close of business on December 21, 2017, received one new common share in the capital of PHM (each, a “New PHM Share”) and one-tenth (1/10) of one common share of Viemed for each common share in the capital of PHM held by such PHM Shareholder immediately before the completion of the Arrangement (the “Effective Time”). Also in connection with the Arrangement: (a) for each stock option of PHM held, each option holder that remained employed or engaged by PHM upon completion of the Arrangement received one option to purchase from PHM one New PHM Share (each, a “New PHM Option”) and PHM option holders employed or engaged by Viemed received one New PHM Option (which expired on March 22, 2018) and one tenth (1/10) of one option to purchase from Viemed one common share of Viemed; and (b) for each common share purchase warrant of PHM held, each warrant holder received one warrant to purchase from PHM one New PHM Share and one tenth (1/10) of one warrant to purchase from Viemed one common share of Viemed.

As a result of the Arrangement, PHM separated into two companies:

•	Viemed, a participating Medicare durable equipment supplier that provides post-acute respiratory services in the United States; and

•	PHM, a durable medical equipment company that specializes in delivering and servicing home-based medical equipment, including oxygen therapy, sleep apnea treatment and mobility equipment.

To effectuate the Arrangement, in addition to entering into the Arrangement Agreement, on January 11, 2017: (a) PHM and Viemed entered into an asset purchase agreement (the “Asset Purchase Agreement”); and (b) PHM Logistics Corporation (“PHM Logistics”), an indirect wholly-owned subsidiary of PHM, and Viemed, Inc., a company existing under the laws of the State of Delaware and a wholly-owned subsidiary of PHM Logistics (“Holdco”), entered into a share purchase agreement (the “Share Purchase Agreement”, and, together with the Asset Purchase Agreement, the “Purchase and Sale Agreements”).

Immediately before the completion of the Arrangement, in accordance with the terms of the Purchase and Sale Agreements, PHM and Viemed affected the reorganization of Viemed whereby: (i) PHM Logistics transferred all of its equity interests in the Sleepco Subsidiaries to Holdco; (ii) all of the common stock in the authorized capital of Holdco (the “Holdco Shares”) was transferred to PHM through a series of distributions by PHM’s wholly-owned subsidiaries to their direct shareholders, with the final distribution to PHM as a return of paid-up capital; and (iii) PHM contributed to Viemed the Holdco Shares on an “as is, where is” basis in exchange for all of the issued and outstanding common shares of Viemed. Following the completion of the Arrangement, the total number of outstanding common shares of Viemed was equal to the total number of common shares of Viemed distributed pursuant to the Arrangement.

The following chart illustrates Viemed’s corporate structure following the completion of the transactions contemplated by the Arrangement Agreement and the Purchase and Sale Agreements.

Page	7

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

Corporate Information

The common shares of Viemed trade in Canada on the Toronto Stock Exchange (the "TSX") under the trading symbol “VMD.TO”, and as of August 9, 2019, trade in the United States on the Nasdaq Capital Market under the trading symbol "VMD". Viemed’s registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 Canada and its principal executive office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508. Viemed’s website is www.viemed.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Products and Services

Viemed’s services, provided through the Sleepco Subsidiaries, include the following:

•
Home Medical Equipment: Viemed provides respiratory and other home medical equipment solutions (primarily through monthly rental arrangements), including home ventilation (invasive and non-invasive), BiPaP (bi-level positive airway pressure) and CPAP (continuous positive airway pressure) devices, percussion vests, and other medical equipment. Revenue derived from the rental and sale of home medical equipment represented a combined 98.2% and 98.5% of Viemed’s 2019 and 2018 revenue, respectively. Viemed provides home medical equipment through the following service programs:

◦
Respiratory disease management, including Chronic Obstructive Pulmonary Disease (“COPD”) aims to improve quality of life and reduce hospital readmissions by using proven methodology and leading technologies, such as non-invasive ventilation (“NIV”) and other therapies. Viemed provides ventilation (both invasive and non-invasive), Positive Airway Pressure (“PAP”), and related equipment and supplies to patients suffering from COPD.

◦
Neuromuscular care is focused on helping neuromuscular patients to breathe more comfortably while living an active, healthier life and uses respiratory therapy treatments which can lessen the effort required to breathe.

◦
Oxygen therapy provides patients with extra oxygen, which is sometimes used to manage certain chronic health problems, including COPD. Oxygen therapy may be performed at a hospital, at home or in another setting.

◦	Sleep apnea management provides related solutions and/or equipment such as the AutoPAP (an automatic continuous positive airway pressure) and BiPAP (bi-level positive airway pressure) machines.

•
In-home sleep testing: Viemed provides in home sleep apnea testing services, which is an alternative to the traditional sleep lab testing environment. These services represented 1.8% and 1.5% of Viemed’s 2019 and 2018 revenue, respectively.

Monthly rental revenue from ventilators and the sale of associated supplies represented approximately 92% and 94% of total revenue for 2019 and 2018, respectively. While Viemed plans to continue investigating and introducing new complimentary products and services and further expanding the coverage of existing products, home ventilation (both invasive and non-invasive) will continue to represent the substantial majority of Viemed’s revenue.

Patients suffering from neuromuscular or respiratory diseases experience severe difficulty in breathing and require assistance from a ventilator to effectively move air in and out of their lungs. Invasive and non-invasive ventilation differ in how the air is delivered to the person. In invasive ventilation, air is delivered via a tube inserted into the windpipe through the mouth. In non-invasive ventilation, air is delivered through a sealed mask that can be placed over the mouth.

The Centers for Medicare and Medicaid Services (“CMS”) Medicare National Coverage Determinations Manual stipulates that ventilators are covered for the treatment of conditions associated with neuromuscular diseases, thoracic restrictive diseases, and chronic respiratory failure consequent to chronic obstructive pulmonary disease. Ventilators are also included in Medicare’s Frequently & Substantially Serviced payment category and are reimbursed under the Healthcare Common Procedure Coding System (“HCPCS”) codes E0465 (invasive ventilation), E0466 (non-invasive ventilation) and E0467 (multi-function ventilation).

Viemed’s patients are served by licensed Respiratory Therapists (“RTs”) in each of the 31 states where it provides its services. Each of these RTs is a member of the American Association for Respiratory Care (“AARC”). The RT licensure and AARC membership ensure that Viemed is able to provide patients with in-home respiratory care services, equipment setup, training, and on-call services with state-of-the-art clinical protocols. Additionally, Viemed’s Chief Medical Officer, Dr. William Frazier, is a board certified pulmonary disease specialist.

Page	8

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

Viemed sources hardware from vendors such as Respironics (an affiliate of Philips NV) and Resmed, among other vendors, and pairs them with industry leading respiratory therapy. There are few manufacturers of equipment that can be used for home treatment of patients with ventilation respiratory therapy. The emerging nature of the market presents risks that vendors may not be able to provide equipment to satisfy demand. Viemed has historically financed certain capital expenditures through a financing company affiliated with its primary vendors, but also has a line of credit of up to $10 million pursuant to a loan agreement with an expiration date of March 19, 2021. Amounts borrowed under the loan agreement will bear interest at a rate based on one month ICE LIBOR plus 3.00% per annum, with a 4.00% interest rate floor, from the date of advance until paid and any amounts advanced will be secured by substantially all of Viemed’s assets. Viemed currently has no immediate plans to draw on this facility.

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions.  Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs. Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, among other factors, violations of these laws and regulations may still occur, which could subject us to: civil and criminal enforcement actions; licensure revocation, suspension, or non-renewal; severe fines and penalties; and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid.

Centers for Medicare and Medicaid Services

CMS requires providers of product or services to attain and maintain accreditation in order to participate in federally funded healthcare programs. To attain and maintain accreditation, companies are required to institute policies and procedures that, among other things, formalize the interaction of the company with patients. Accrediting bodies that are approved by CMS will perform audits of these policies and procedures every three years. Should a company fall out of compliance with the requirements of the accrediting body, expulsion from the Medicare program could follow. In December 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our solutions. Our Medicare accreditation must be renewed every three years through passage of an on-site inspection. We last renewed our accreditation with Medicare in April 2018. Maintaining our accreditation and Medicare enrollment requires that we comply with numerous business and customer support standards. If we are found to be out of compliance with accreditation standards, our enrollment status in the Medicare program could be jeopardized, up to and including termination.

CMS also requires that all durable medical equipment providers who bill the Medicare program maintain a surety bond of $50,000 per National Provider Identifier (“NPI”) number which Medicare has approved for billing privileges. We obtained surety bonds before the October 2009 deadline, and such bonds automatically renew annually.

In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the Durable Medical Equipment (“DME”) Medicare Administrative Contractor (“MAC”) Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and government subcontractors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”) industry error rate, which is significantly higher than other Medicare provider/supplier types. High error rates lead to further audit activity and regulatory burdens. In fact, DME MACs have continued to conduct extensive pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for continuous positive airway pressure claims have ranged from 50% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare and its contractors. We cannot predict the adverse impact, if any, these interpretations of the Medicare documentation requirements or our revised policies might have on our operations, cash flow, and capital resources, but such impact could be material.

Page	9

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

CMS maintains a Master List of Items Frequently Subject to Unnecessary Utilization. This list identifies items that could potentially be subject to prior authorization as a condition of Medicare payment. CMS has added home ventilators used with a non-invasive interface to the Master List of Items Frequently Subject to Unnecessary Utilization. If CMS requires prior authorization requirements for noninvasive home ventilation, it could materially impact our business.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 required the Secretary of Health and Human Services to establish and implement programs under which competitive acquisition areas are established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of durable medical equipment.

Competitive Bidding Process

CMS conducts a competition for each competitive acquisition area under which providers submit bids to supply certain covered items of durable medical equipment. Under the competitive bidding program, durable medical equipment suppliers compete to become Medicare contract suppliers by submitting bids to furnish certain items in competitive bidding areas. As part of the competitive bidding process, single payment amounts (“SPAs”) replace the current Medicare durable medical equipment fee schedule payment amounts for selected items in certain areas of the country. The SPAs are determined by using bids submitted by DME suppliers. CMS has included noninvasive ventilator products on the list of products subject to the competitive bidding program in Round 2021. There are, however, regulations in place that allow non-contracted providers to continue to provide products and services to their existing customers at the new competitive bidding payment amounts. We cannot predict the outcome of the competitive bidding process for contracted supplier selection or the impact of the competitive bidding process on reimbursements to our existing customers.

Licensure

Several states require that durable medical equipment providers be licensed in order to sell products to patients in that state. Certain of these states require that durable medical equipment providers maintain an in-state location. Most of our state licenses are renewed on an annual basis. Although we believe we are in compliance with all applicable state regulations regarding licensure requirements, if we were found to be noncompliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. In addition, we are subject to certain state laws regarding professional licensure.

Accreditation

Many payors require accreditation under payor contracts. If we lose accreditation at any location, it could have an adverse impact on our reimbursement under payor contracts.

Fraud and Abuse Regulations

Federal Anti-Kickback and Self-Referral Laws. The Federal Anti-Kickback Statute, among other things, prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration, whether directly or indirectly and overtly or covertly, in return for, or to induce the referral of an individual for the:

•	furnishing or arranging for the furnishing of items or services reimbursable in whole or in part under Medicare, Medicaid or other federal healthcare programs; or

•
purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable in whole or in part under Medicare, Medicaid or other federal healthcare programs.

There are a number of narrow safe harbors to the Federal Anti-Kickback Statute. Such safe harbors permit certain payments and business practices that, although they would otherwise potentially implicate the Federal Anti-Kickback Statute, are not treated as an offense under the same if all of the requirements of the specific applicable safe harbor are met.

The Federal Anti-Kickback Statute applies to certain arrangements with healthcare providers, product end users and other parties, including marketing arrangements and discounts and other financial incentives offered in connection with the sales of our products. Although we believe that we have structured such arrangements to be in compliance with the Anti-Kickback Statute and other applicable laws, regulatory authorities may determine that our marketing, pricing, or other activities violate the Federal Anti-Kickback Statute or other applicable laws. Noncompliance with the Federal Anti-Kickback Statute can result in civil, administrative and/or criminal penalties, restrictions on our ability to operate in certain jurisdictions, and exclusion from participation in Medicare, Medicaid or other federal healthcare programs. In addition, to the extent we are found to not be in compliance, we may be required to curtail or restructure our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business, our financial condition and our results of operations.

Page	10

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

The Ethics in Patient Referrals Act, commonly known as the “Stark Law,” prohibits a physician from making referrals for certain “designated health services” payable by Medicare to an entity, including a company that furnishes durable medical equipment, in which the physician or an immediate family member of such physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement, unless a statutory exception applies. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliance arrangement, civil penalties, damages and exclusion from Medicare or other governmental programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, these requirements are highly technical and there can be no guarantee that regulatory authorities will not determine or assert that our arrangements are in violation of the Stark Law and do not otherwise meet applicable Stark Law exceptions.

Additionally, because some of these laws continue to evolve, we lack definitive guidance as to the application of certain key aspects of these laws as they relate to our arrangements with providers with respect to patient training. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. As a result, our provider arrangements may ultimately be found to be non-compliant with applicable federal law.

False statements. The federal false statements statute prohibits knowingly and willfully falsifying, concealing, or omitting a material fact or making any materially false statement in connection with the delivery of healthcare benefits, items, or services. In addition to criminal penalties, violation of this statute may result in collateral administrative sanctions, including exclusion from participation in Medicare, Medicaid and other federal health care programs.

Federal False Claims Act and Civil Monetary Penalties Law. The Federal False Claims Act provides, in part, that the federal government or a private party on behalf of the government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government or who has knowingly retained an overpayment. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring whistleblower lawsuits against companies.

The Civil Monetary Penalties Law provides, in part, that the federal government may seek civil monetary penalties against any person who presents or causes to be presented claims to a Federal health care program that the person knows or should know is for an item or services that was not provided as claimed or is false or fraudulent, or the person has made a false statement or used a false record to get a claim paid. The federal government may also seek civil monetary penalties for a wide variety of other conduct, including offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of providers and violations of the Federal Anti-Kickback Statute.

Although we believe that we are in compliance with the Federal False Claims Act as well as the Civil Monetary Penalties Law, if we are found in violation of the same, include penalties ranging from $11,665 to $23,331 for each false claim violation of the Federal False Claims Act and varying amounts based on the type of violation of the Civil Monetary Penalties Law, plus up to three times the amount of damages that the federal government sustained because of the act of that person. In addition, the federal government may also seek exclusion from participation in all federal health care programs.

In addition, we bill Medicare Part B and other insurers directly for each sale to patients. As a result, we must comply with all laws, rules and regulations associated with filing claims with the Medicare program, including the Social Security Act, Medicare regulations, the Federal False Claims Act and the Civil Monetary Penalties Law, as well as a variety of additional federal and state laws. During an audit, insurers typically expect to find explicit documentation in the medical record to support a claim. Physicians and other clinicians, who are responsible for prescribing our products for patients, are expected to create and maintain the medical records that form the basis for the claims we submit to Medicare and other insurers. Any failure by physicians and other clinicians to properly document the medical records for patients using our products could invalidate claims, impair our ability to collect submitted claims and subject us to overpayment liabilities, Federal False Claims Act liabilities and other penalties including exclusion from the Medicare, Medicaid or private insurance programs.

To the extent we are found to not be in compliance with applicable federal and state laws and regulations, we may be required to curtail or restructure our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business, our financial condition and our results of operations.

State fraud and abuse provisions. Many states have also adopted some form of anti-kickback and anti-referral laws and false claims acts that apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. In some states, these laws apply and we believe that we are in compliance with such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties, as well as restrictions on our ability to operate in these jurisdictions.

Page	11

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

The U.S. Foreign Corrupt Practices Act and Other Anti-Corruption Laws. We may be subject to a variety of domestic and foreign anti-corruption laws with respect to our regulatory compliance efforts and operations. The U.S. Foreign Corrupt Practices Act (the “FCPA”) is a criminal statute that prohibits an individual or business from paying, offering, promising or authorizing the provision of money (such as a bribe or kickback) or anything else of value (such as an improper gift, hospitality, or favor), directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision in order to assist the individual or business in obtaining, retaining, or directing business or other advantages (such as favorable regulatory rulings). The FCPA also obligates companies with securities listed in the United States to comply with certain accounting provisions. Those provisions require a company such as ours to (i) maintain books and records that accurately and fairly reflect all transactions, expenses and asset dispositions, and (ii) devise and maintain an adequate system of internal accounting controls sufficient to provide reasonable assurances that transactions are properly authorized, executed and recorded. The FCPA is subject to broad interpretation by the U.S. government. The past decade has seen a significant increase in enforcement activity. In addition to the FCPA, there are a number of other federal and state anti-corruption laws to which we may be subject, including, the U.S. domestic bribery statute contained in 18 USC § 201 (which prohibits bribing U.S. government officials) and the U.S. Travel Act (which in some instances addresses private-sector or commercial bribery both within and outside the United States).

We could be held liable under the FCPA and other anti-corruption laws for the illegal activities of our employees, representatives, contractors, collaborators, agents, subsidiaries, or affiliates, even if we did not explicitly authorize such activity. Although we will seek to comply with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, collaborators, agents, subsidiaries or affiliates will comply with these laws at all times. Violation of these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain governments or other persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. In addition, our directors, officers, employees, and other representatives who engage in violations of the FCPA and certain other anti-corruption statutes may face imprisonment, fines and penalties. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, financial condition and results of operations.

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses (collectively “covered entities”). The following standards have been promulgated under HIPAA’s regulations:

•	the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of individually identifiable health information, or “protected health information”;

•
the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures;

•
the Security Standards, which require covered entities to implement and maintain certain security measures to safeguard certain electronic health information, including the adoption of administrative, physical and technical safeguards to protect such information; and

•
the breach notification rules, which require covered entitles to provide notification to affected individuals, the Department of Health and Human Services and the media in the event of a breach of unsecured protected health information.

In 2009, Congress passed the American Recovery and Reinvestment Act of 2009 (“ARRA”) which included sweeping changes to HIPAA, including an expansion of HIPAA’s privacy and security standards. ARRA includes the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) which, among other things, made HIPAA’s privacy and security standards directly applicable to business associates of covered entities. A business associate is a person or entity that performs certain functions or activities on behalf of a covered entity that involve the use or disclosure of protected health information. As a result, business associates are now subject to significant civil and criminal penalties for failure to comply with applicable standards. Moreover, HITECH creates a new requirement to report certain breaches of unsecured, individually identifiable health information and imposes penalties on entities that fail to do so. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions.

Page	12

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

The 2013 final HITECH omnibus rule (the “HITECH Final Rule”) modifies the breach reporting standard in a manner that makes more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the requirements of HIPAA or the HITECH Act could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations. The HITECH Final Rule will continue to be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as referring providers.

In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations that, in certain cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. Most states have also adopted breach notification laws that require notification to affected individuals and certain state agencies if there is a security breach of certain individually-identifiable information. If we suffer a privacy or security breach, we could be required to expend significant resources to provide notification to the affected individuals and address the breach, as well as reputational harm associated with the breach. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions. Any liability from failure to comply with the requirements of HIPAA, HITECH or state privacy and security statutes or regulations could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our business, financial condition and results of operations.

General Regulatory Compliance and Health Care Reform

The evolving regulatory and compliance environment and the need to build and maintain robust systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business, financial condition and our results of operations.

In March 2010, the Affordable Care Act (“ACA”) was enacted into law in the United States. This healthcare reform, which included a number of provisions aimed at improving the quality and decreasing the cost of healthcare, has resulted in significant reimbursement cuts in Medicare payments to hospitals and other healthcare providers in the healthcare reimbursement system, evolving toward value- and outcomes-based reimbursement methodologies. It is uncertain what long-term consequences these provisions will have on patient access to new technologies and what impact these provisions will have on Medicare reimbursement rates. Other elements of the ACA, including comparative effectiveness research, an independent payment advisory board and payment systems reform, including shared savings pilots and other reforms, may result in fundamental changes to federal healthcare reimbursement programs. The Tax Cuts and Jobs Act of 2017 repealed penalties for noncompliance with the requirement for insurance coverage known as the “individual mandate.” This change could affect whether individuals enroll in health plans and could impact insurers with which we contract. Other changes to the ACA could impact the number of patients who have access to our products. Existing and additional legislative or administrative reforms, or any repeal of provisions, of the U.S. healthcare reimbursement systems may significantly reduce reimbursement or otherwise impact coverage for our medical devices, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues could have an adverse impact on our financial condition and results of operations.

Third-Party Reimbursement

In the United States and elsewhere, sales of medical devices depend in significant part on the availability of coverage and reimbursement to providers and patients from third-party payors. Third-party payors include private insurance plans and governmental programs. As with other medical devices, reimbursement for our products can differ significantly from payor to payor, and our products are not universally covered by third- party commercial payors. Further, third-party payors continually review existing technologies for continued coverage and can, with limited notice, deny or reverse coverage for existing products.

Two principal governmental third-party payors in the United States are Medicare and Medicaid. Medicare is a federal program that provides certain medical insurance benefits to persons age 65 and over, certain disabled persons and others. In contrast, Medicaid is a medical assistance program jointly funded by federal and state governments to serve certain individuals and families with low incomes and who meet other eligibility requirements. Each state administers its own Medicaid program which determines the benefits made available to the Medicaid recipients in that state. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.

Page	13

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

CMS, which is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not “reasonable and necessary” for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a National Coverage Determination (“NCD”) or at the local level through a Local Coverage Determination (“LCD”) by a regional DME MAC. CMS could issues new NCDs or the regional DME MACs could issue LCDs related to a full range of respiratory DME products.  If such NCDs or LCDs are issued or revised, they could significantly alter the coverage under Medicare and materially impact our business.

With respect to our ventilator products, an NCD for the DME Reference List, which has been effective since April 1, 2003, indicates that ventilators, including our products, are covered for the treatment of neuromuscular diseases, thoracic restrictive diseases, and chronic respiratory failure consequent to chronic obstructive pulmonary disease. While the NCD for the DME Reference List has been updated, no separate NCD has been issued for ventilators. Monthly rental revenue from ventilators and the sale of associated supplies represented approximately 92% and 94% of total revenue for 2019 and 2018, respectively. Medicare Administrative Contractors responsible for processing durable medical equipment claims have issued LCDs for Respiratory Assist Devices (“RADs”) which contain language describing an overlap in conditions used to determine coverage for RADs and ventilator devices. These LCDs state that the treatment plan for any individual patient, including the determination to use a ventilator or a bi-level Positive Airway Pressure device, may vary and will be made based upon the specifics of each individual beneficiary’s medical condition. Due to this variability, determinations of coverage for our ventilator products are subject to scrutiny of individual medical records and claims. Revenues from Medicare and Medicaid accounted for 64% and 70% of the total revenues for the year ended December 31, 2019 and 2018, respectively.

Because Medicare criteria is extensive, we have a team dedicated to educating prescribers to help them understand how Medicare policy affects their patients and the medical record documentation needed to meet both NCD and LCD requirements. We maintain open communication with physician key opinion leaders and with Medicare Administrative Contractors to provide data as it becomes available that could potentially influence coverage decisions. We also continue to closely monitor our Medicare business to identify trends that could have a negative impact on certain Medicare patients’ access to our products, which in turn could have an adverse effect on our business and results of operations.

Commercial payors that reimburse for our products do so in a variety of ways, depending on the insurance plan’s policies, employer and benefit manager input, and contracts with their provider network. Moreover, Medicaid programs and some commercial insurance plans, especially Medicare Advantage plans (commercial insurers that are administering Medicare benefits to certain beneficiaries), are frequently influenced by Medicare coverage determinations. In working with payors who follow Medicare criteria, we have focused on clear communications with insurers to ensure mutual understanding of criteria interpretation, which differs significantly among the plans from very restrictive to quite lenient, and we then work closely with prescribers to educate them accordingly. While this approach has had positive impact, we do not know if or when additional payors may adopt the LCD criteria nor do we know how they will choose to interpret it.

We believe a reduction or elimination of coverage or reimbursement of our products by Medicare would likely cause some commercial third-party payors to implement similar reductions in their coverage or reimbursement of our products. If we are unable to expand coverage of our products by additional commercial payors, or if third-party payors that currently cover or reimburse for our products reverse or limit their coverage in the future, our business and results of operations could be adversely affected.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year in which we have total annual gross revenues of $1.07 billion (as such amount is indexed for inflation every five years by the SEC to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest $1 million) or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”); (iii) the date on which we have, during the prior three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

We cannot predict if investors will find our common shares less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Page	14

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We may choose to take advantage of such extended transition period.

Competition

The respiratory care industry is highly competitive. While Viemed is one of the top three providers of NIVs and related services in the United States, its current competitors may gain market share, and any new entrants, with greater financial and technical resources, may provide additional competition. Accordingly, there can be no assurance that Viemed will be able to grow its operations organically to meet the competitive environment.

Significant Customers

For the years ended December 31, 2019 and 2018, Viemed had no customers that accounted for 10% or more of its consolidated revenues.

Viemed earns revenues by seeking reimbursement from Medicare and private health insurance companies, with the Medicare program of the United States government being the primary entity making payments. If the Medicare program were to slow payments of Viemed receivables for any reason, Viemed would be adversely impacted.

A majority of the Company’s revenues are derived from the fee for service pricing guidelines set by the CMS. These pricing guidelines are subject to change at the discretion of CMS.

Employees

At December 31, 2019, Viemed had 418 employees, in addition to consultants working directly with hospitals and other healthcare providers to help simplify the administrative process for patients transitioning from hospital to home care.

Item 1A. Risk Factors

Risks Related to Our Industry and Business

We have a limited history of operations and we might be unsuccessful in increasing our sales and cannot assure you that we will ever generate substantial revenue or be profitable.

We have a limited history of operations. There can be no assurance that our business will be successful and generate, or maintain, any profit.

Our novel business model may not be accepted by the market, which would harm our financial condition and results of operations.

Home monitoring of patients is a relatively new business, making it difficult to predict market acceptance, development, expansion and direction. The home monitoring services to be provided by us represent a relatively new development in the United States healthcare industry. Accordingly, adoption by patients and physicians can require education, which can result in a lengthy sales cycle. The market may take time to develop. Physicians and/or patients may be slow to adopt new methods. The development of our home monitoring business is dependent on a number of factors. These factors include: our ability to differentiate our services from those of our competitors; the extent and timing of the acceptance of our services as a replacement for, or supplement to, traditional methods of servicing patients; the effectiveness of our sales and marketing and engagement efforts with customers and their health plan participants; and our ability to provide quality customer service, as perceived by patients and physicians. If our home monitoring business is not fully developed as a result of the failure of any of these factors or if our novel business model is not accepted by the market, our financial condition and results of operations would be significantly impacted.

Page	15

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

We compete against companies that have longer operating histories and greater resources, which may result in reduced profit margins and loss of market share.

While we are currently one of the top three providers of NIVs and related services in the United States, the respiratory care industry is highly competitive and dynamic and may become more competitive as new players enter the market. Certain competitors will be subsidiaries or divisions of larger, much better capitalized companies. Certain competitors will have vertically integrated manufacturing and services sectors of the market. We may have less capital and may encounter greater operational challenges in serving the market. Better capitalized competitors may also be able to borrow money or raise debt to purchase equipment more easily than us. Potential competitors could have significantly greater financial, research and development, manufacturing, and sales and marketing resources than we have and could utilize their greater resources to acquire or develop new technologies or products that could effectively compete with our existing products. Additionally, demand for our home monitoring services and other services could be diminished by equivalent or superior products and services developed by competitors.

Competing in these markets could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. Our ability to compete effectively depends upon our ability to distinguish our company and our services from our competitors and their products, on such factors as safety and effectiveness, product pricing, compelling clinical data and quality of customer support.

Reductions in reimbursement rates may have a materially adverse impact on the profitability of our operations.

Reimbursement for services to be provided by us come primarily from Medicare, Medicaid, and private health insurance companies. The reimbursement rates offered are outside of our control. Reimbursement rates in this area, and much of the United States health care market in general, have been subject to continual reductions as health insurers and governmental entities attempt to control health care costs. We cannot predict the extent and timing of any reduction in reimbursement rates.

Reductions in reimbursement rates may have a material adverse impact on the profitability of our operations. A reduction in reimbursement may be unrelated to any concurrent decline in the cost of operations, thereby resulting in reduced profitability. Our costs of operations could increase, but the cost increases may not be passed on to customers because reimbursement rates are set without regard to the cost of service.

Our reliance on only a few sources of repayment for our services could result in delays in repayment, which could adversely affect cash flow and revenues.

We earn revenues by seeking reimbursement from Medicare, Medicaid, and private health insurance companies, with the Medicare program of the United States government being the primary entity making payments. If the Medicare program were to slow payments of our receivables for any reason, we would be adversely impacted. In addition, both governmental and private health insurance companies may seek ways to avoid or delay reimbursement, which could adversely affect our cash flow and revenues.

Our dependence on key suppliers puts us at risk of interruptions in the availability of the equipment we need for our services, which could reduce our revenue and adversely affect our results of operations.

We require the timely delivery of a sufficient supply of equipment with which we can perform our home treatment of patients. Our dependence on third-party suppliers involves several other risks, including limited control over pricing, availability, quality and delivery schedules. For example, there are few manufacturers of the equipment that can be used for home treatment of patients with ventilation respiratory therapy. The emerging nature of this market presents risks that suppliers may not be able to provide equipment to satisfy demand. Demand may outstrip supply, leading to equipment shortages. Conversely, incorrect demand forecasting could lead to excess inventory. If we fail to achieve certain volume of sales, prices of ventilators may increase. The industry is subject to a high level of regulatory scrutiny, and government or manufacturer recalls could adversely affect our ability to provide services and achieve revenue targets.

Inadequate supply could impair our ability to attract new business and could create upward pricing pressure on equipment and supplies, adversely affecting our margins. Additionally, the market for financing ventilators other supplies we need could be more difficult in the future.

Page	16

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

We conduct all of our operations through our United States subsidiaries and our ability to extract value from these subsidiaries may be limited.

We conduct all of our operations through our United States subsidiaries. Therefore, to the extent of these holdings, we (directly and indirectly) will be dependent on the cash flows of these subsidiaries to meet our obligations. The ability of such subsidiaries to make payments to their parent companies may be constrained by a variety of factors, including, the level of taxation, particularly corporate profits and withholding taxes, in the jurisdiction in which each subsidiary operates, and the introduction of exchange controls or repatriation restrictions or the availability of hard currency to be repatriated. Additionally, our subsidiaries are restricted from making distributions to us by the loan agreement, subject to certain exceptions.

The failure to attract or to retain management or key operating personnel, including directors, could adversely affect operations.

Our success to date has depended, and will continue to depend, largely on the skills and efforts of our management team, including our ability to interpret market data correctly and to interpret and respond to economic, market and other conditions in order to locate and adopt appropriate opportunities. We have a small management team and the loss of a key individual or the inability to attract suitably qualified staff could have a material adverse impact on our business. We may also encounter difficulties in obtaining and maintaining suitably qualified staff. No assurance can be given that individuals with the required skills will continue employment with us or that replacement personnel with comparable skills can be found. We are dependent on the services of key executives, including our directors and a small number of highly skilled and experienced executives and personnel. Due to our relatively small size, the loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business and future operations.

We may be unable to achieve our strategy to grow our business, which could adversely impact our revenues and profits.

We may have difficulty identifying or acquiring suitable acquisition targets and maintaining our organic growth, which is a significant aspect of our business model. In the event that we are successful in consummating acquisitions in the future, such acquisitions may negatively impact our business, financial condition, results of operations, cash flows and prospects because of a variety of factors, including the acquired company’s business not achieving the anticipated revenue, earnings or cash flows, our assumption of liabilities or risks beyond our estimates or the diversion of the attention of management from our existing business.

If we are unable to continue to grow or manage our growth for any of these reasons, we may be unable to achieve our expansion strategy, which could adversely impact our earnings per share and our revenue and profits.

We have significant ongoing capital expenditure requirements. If we are unable to obtain necessary capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition, results of operations, cash flows and prospects may be adversely affected.

Our development and the business (including acquisitions) may require additional financing, which may involve high transaction costs, dilution to shareholders, high interest rates or unfavorable terms and conditions. Failure to obtain sufficient financing may result in the delay or indefinite postponement of our business plans and our business, financial condition, results of operations and prospects may be adversely affected. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

Certain of our directors may engage in business opportunities on behalf of other companies that are in competition with us.

Some of our directors are engaged and will continue to be engaged in the search for additional business opportunities on behalf of other corporations, and situations may arise where these directors will be in direct competition with us. Some of our directors are or may become directors or officers of other companies engaged in other business ventures.

Conflicts of interest, if any, which arise may be subject to and be governed by procedures prescribed by the Business Corporations Act, which require a director or officer of a corporation who is a party to or is a director or an officer of or has a material interest in any person who is a party to a material contract or proposed material contract with us to disclose his interest and to refrain from voting on any matter in respect of such contract unless otherwise permitted under the Business Corporations Act. Any decision made by any of such directors and officers involving us should be made in accordance with their duties and obligations to deal fairly and in good faith with a view to our best interests and the best interests of our shareholders. Such transactions will also be subject to and governed by procedures in our Code of Ethics and Business Conduct.

Page	17

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

We are subject to the risks of litigation and governmental proceedings, which could adversely affect our business.

We are, and in the future may be, subject to legal and governmental proceedings and claims. The parties in such legal actions may seek amounts from us that may not be covered in whole or in part by insurance. Defending ourselves against such legal actions could result in significant costs and could require a substantial amount of time and effort by our management team. We cannot predict the outcome of litigation or governmental proceedings to which we are a party or whether we will be subject to future legal actions. As a result, the potential costs associated with legal actions against us could adversely affect our business, financial condition, results of operations, cash flows or prospects.

Insurance and claims expenses could significantly reduce our profitability.

Our business is subject to a number of risks and hazards generally. Such occurrences could result in damage to property, inventory, facilities, personal injury or death, damage to our properties, or the properties of others, monetary losses and possible legal liability. We may be subject to product liability and medical malpractice claims, which may adversely affect our operations. Our industry is highly regulated, and may be subject to regulatory scrutiny for violations of regulations and laws. We could be adversely affected by the time and cost involved with regulatory investigations even if we have operated in compliance with all laws. Investigations could also adversely affect the timely payment of receivables.

Although we maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. We might also become subject to liability which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our patients, our employees, and our vendors. We maintain substantial security measures and data backup systems to protect, store, and prevent unauthorized access to such information. Nevertheless, it is possible that computer hackers and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures in the future and obtain the personal information of customers, their loved ones, our employees, and our vendors that we hold. If we fail to protect our own information, we could experience significant costs and expenses as well as damage to our reputation. Additionally, legislation relating to cybersecurity threats could impose additional requirements on our operations.

Our ability to manage and maintain our internal reports effectively and integration of new business acquisitions depends significantly on our enterprise resource planning system and other information systems. Some of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. The failure of our systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may also result in reduced efficiency of our operations and could require significant capital investments to remediate any such failure, problem or breach and to comply with applicable regulations, all of which could adversely affect our business, financial condition and results of operations.

Disruptions in the credit and financial markets may have an adverse impact on our ability to obtain capital and financing for our operations.

Market events and conditions, including disruptions in the international credit markets and other financial systems and the deterioration of global economic conditions, could impede our access to capital or increase the cost of capital. From 2007 to 2009, the United States credit markets began to experience serious disruption due to deterioration in residential property values, defaults and delinquencies in the residential mortgage market and a decline in the credit quality of mortgage-backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions caused a loss of confidence in the broader United States and global credit and financial markets and resulted in the collapse of, and government intervention in, major banks, financial institutions and insurers and created a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions which continued throughout 2012 with continued uncertainty in the European marketplace and continued uncertainty surrounding the “fiscal cliff”, the United States government deficit and the United States government spending cuts. Notwithstanding various actions by the United States and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to deteriorate and stock markets to fluctuate substantially.

Page	18

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Access to additional capital may not be available to us on terms acceptable to us, or at all.

Risks Relating to Government Regulation

Healthcare reform legislation may affect our business.

Healthcare reform laws significantly affect the U.S. healthcare services industry. In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare and Medicaid programs. See “Business–Government Regulation” in Item 1 for more information. The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible, to predict. That impact may be material to our business, financial condition or results of operations.

We are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could suffer severe criminal or civil sanctions or be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results.

The federal government and all states in which we currently operate regulate various aspects of our business. Our operations also are subject to state laws governing, among other things, distribution of medical equipment and certain types of home health activities, and we are required to obtain and maintain licenses in each state to act as a durable equipment supplier. Additionally, accreditation is required by many payors. If we fail to obtain or maintain any required accreditation, it could have an impact on our business.

As a healthcare provider participating in governmental healthcare programs, we are subject to laws directed at preventing fraud and abuse, which subject our marketing, billing, documentation and other practices to government scrutiny. These include specific requirements imposed by the DME MAC Supplier Manuals. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support our claims submitted for payment of services rendered. Government agencies or their contractors also periodically open investigations and obtain information from healthcare providers. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties, damages, and sanctions, including debarment, suspension or exclusion from Medicare, Medicaid and other government reimbursement programs, any of which would have a material adverse effect on our business.

We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.

Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. Furthermore, not all of the states in which we operate have elected to expand Medicaid as part of federal healthcare reform legislation. There can be no assurance that the program, on the current terms or otherwise, will continue for any particular period of time beyond the foreseeable future. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.

Revenue we receive from Payors as well as Medicare and Medicaid is subject to potential retroactive reduction.

Payments we receive from Medicare and Medicaid can be retroactively adjusted after examination during the claims settlement process or as a result of post-payment audits. Payors may disallow, in whole or in part, our requests for reimbursement, or recoup amounts previously reimbursed, based on determinations by the payors or their third-party audit contractors that certain costs are not reimbursable because either adequate or additional documentation was not provided or because certain services were not covered or deemed to not be medically necessary. Significant adjustments, recoupments or repayments of our Medicare or Medicaid revenue, and the costs associated with complying with investigative audits by regulatory and governmental authorities, could adversely affect our financial condition and results of operations.

Page	19

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

Additionally, from time to time we become aware, either based on information provided by third parties and/or the results of internal audits, of payments from payor sources that were either wholly or partially in excess of the amount that we should have been paid for the service provided. Overpayments may result from a variety of factors, including insufficient documentation supporting the services rendered or medical necessity of the services or other failures to document the satisfaction of the necessary conditions of payment. We are required by law in most instances to refund the full amount of the overpayment after becoming aware of it, and failure to do so within requisite time limits imposed by the law could lead to significant fines and penalties being imposed on us. Furthermore, our initial billing of and payments for services that are unsupported by the requisite documentation and satisfaction of any other conditions of payment, regardless of our awareness of the failure at the time of the billing or payment, could expose us to significant fines and penalties. We could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances as well, in addition to any monetary or other fines, penalties or sanctions that we may incur under applicable federal and/or state law. Our repayment of any such amounts, as well as any fines, penalties or other sanctions that we may incur, could be significant and could have a material and adverse effect on our results of operations and financial condition.

From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our results of operations and financial condition. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues.

As a result of increased post-payment reviews of claims we submit to Medicare and Medicaid for our services, we may incur additional costs and may be required to repay amounts already paid to us.

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare and Medicaid for payment for our services. These post-payment reviews have increased as a result of government cost-containment initiatives. These additional post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare or Medicaid that are determined to have been overpaid.

For a further description of this and other laws and regulations involving governmental reimbursements, see “Business—Government Regulation” in Item 1.

An economic downturn, state budget pressures, sustained unemployment and continued deficit spending by the federal government may result in a reduction in reimbursement and covered services.

An economic downturn could have a detrimental effect on our revenues. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn, coupled with sustained unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

The existing federal deficit, as well as deficit spending by federal and state governments as the result of adverse developments in the economy or other reasons, can lead to continuing pressure to reduce governmental expenditures for other purposes, including government-funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our results of operations.

Delays in reimbursement due to state budget deficits may increase in the future, adversely affecting our liquidity.

There is a delay between the time that we provide services and the time that we receive reimbursement or payment for these services. Many of the states in which we operate are operating with budget deficits for their current fiscal year. These and other states may in the future delay reimbursement, which would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Additionally, unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital. We fund operations primarily through the collection of accounts receivable.

Page	20

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

Delays in reimbursement may cause liquidity problems.

There are delays in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services. Delays may result from changes by payors to data submission requirements or requests by fiscal intermediaries for additional data or documentation, among other issues. If we have information system problems or issues that arise with Medicare or Medicaid, we may encounter delays in our payment cycle. Such timing delays may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. System problems, Medicare or Medicaid issues or industry trends may extend our collection period, adversely impact our working capital. Our working capital management procedures may not successfully negate this risk. There are often timing delays when attempting to collect funds from Medicaid programs. Delays in receiving reimbursement or payments from these programs may adversely impact our working capital.

We depend in part upon reimbursement by third-party payors.

A substantial portion of our revenues are derived from private and governmental third-party payors. In 2019, approximately 36% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 64% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect our profitability. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. Additionally, from time to time our contracts with payors are terminated, amended or renegotiated, sometime unilaterally through policies. If insurers or managed care companies from whom we receive substantial payments were to terminate, amend or renegotiate contracts or reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. See “Business—Government Regulation” in Item 1 for more information. President Obama signed into law comprehensive reforms to the healthcare system, including changes to Medicare reimbursement. Additionally, the Tax Cuts and Jobs Act of 2017 repealed penalties for noncompliance with the requirement for insurance coverage known as the “individual mandate.” This change could affect whether individuals enroll in health plans and could impact insurers with which we contract.  Additional reforms or other changes to these payment systems may be proposed or adopted, either by the Congress or by CMS, including bundled payments, outcomes-based payment methodologies and a shift away from traditional fee-for-service reimbursement. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished by us could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results.

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Managed care payors may also reserve the right to conduct audits. An adverse inspection, review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from managed care payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	temporary suspension of payment for new patients;

•	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks;

•	damage to our reputation; and

•	loss of certain rights under, or termination of, our contracts with managed care payors.

If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results.

Page	21

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.

HIPAA required the U.S. Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in 2000 and published revisions to the final regulations in 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically.

HITECH, which was signed into law in 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties.

In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach also can occur.

We have established policies and procedures in an effort to ensure compliance with these privacy related requirements. However, if there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

Our products are currently subject to the competitive bidding process under Medicare, which may negatively affect our business and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 required the Secretary of Health and Human Services to establish and implement programs under which competitive acquisition areas are established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of DME.

CMS, the agency responsible for administering the Medicare program, conducts a competition for each competitive acquisition area under which providers submit bids to supply certain covered items of DME. Under the competitive bidding program, durable medical equipment suppliers compete to become Medicare contract suppliers by submitting bids to furnish certain items in competitive bidding areas. As part of the competitive bidding process, single payment amounts ("SPAs") replace the current Medicare durable medical equipment fee schedule payment amounts for selected items in certain areas of the country. The SPAs are determined by using bids submitted by DME suppliers.

Successful bidders must meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. There are, however, regulations in place that allow non-contracted providers to continue to provide products and services to their existing customers at the new competitive bidding payment amounts. The contracts are expected to be re-bid every three years. CMS is required to award contracts to multiple entities submitting bids in each area for an item or service, but has the authority to limit the number of contractors in a competitive acquisition area to the number it determines to be necessary to meet projected demand.

CMS has included noninvasive ventilator products on the list of products subject to the competitive bidding program in Round 2021. Rental revenue from ventilator products represents a significant portion of our revenues (approximately 86% of total revenue in 2019). At the end of 2019, approximately 19% of ventilator product-related revenue is subject to the competitive bidding process under Medicare.

If CMS requires prior authorization for our products, our revenue and cash flow could be negatively impacted.

CMS maintains a Master List of Items Frequently Subject to Unnecessary Utilization. This list identifies items that could potentially be subject to prior authorization as a condition of Medicare Payment. On April 22, 2019, CMS added home ventilators used with a non-invasive interface to the Master List of Items Frequently Subject to Unnecessary Utilization. If CMS imposes prior authorization requirements for noninvasive home ventilation, it could materially impact our business, revenue and cash flow.

Page	22

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

If we fail to comply with state and federal fraud and abuse laws, including anti-kickback, false claims and anti-inducement laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, whether directly or indirectly and overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal financed healthcare programs. The Anti-Kickback Statute, and several similar state laws prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws limit sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, which may be used with hospitals, physicians, and other potential purchasers or prescribers of our products. The statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution are drawn narrowly, and any remuneration to or from a prescriber or purchaser of healthcare products or services may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. However, practices that do not fit into a safe harbor are not per se illegal, but instead are analyzed based on their particular facts and circumstances as to whether the practice presented a low risk of harm of fraud and abuse. Although we believe our practices are compliant with applicable safe harbors, it is possible that a regulator may take the position that some of our practices do not meet all of the narrow criterion of applicable safe harbor protections from anti-kickback liability.

Federal false claims laws prohibit, in part, any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the Federal Anti-Kickback Statute and Federal False Claims Act, which apply to items or services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payor. These false claims statutes allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or for other violations of the statutes) and to share a certain portion of amounts paid by the entity to the government in fines or settlement. Such suits, often referred to as qui tam actions, have increased significantly in the healthcare industry in recent years.

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. In addition, the ACA, among other things, amended the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity generally does not need to have actual knowledge of these statutes or specific intent to violate them in order to have criminal and/or civil exposure. In addition, the ACA provides that the government may assert that a claim, including items or services resulting from a violation of the Federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations.

The Ethics in Patient Referrals Act, commonly known as the "Stark Law," prohibits a physician from making referrals for certain "designated health services" payable by Medicare to an entity, including a company that furnishes DME, in which the physician or an immediate family member of such physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement, unless a statutory exception applies. The majority of states also have statutes or regulations similar to the Stark Law, which apply to items or services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payor. Violation of the Stark Law and similar state laws could result in denial of payment, disgorgement of reimbursements received under a noncompliance arrangement, civil penalties, damages and exclusion from Medicare or other governmental and state programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law and state equivalent requirements, these requirements are highly technical and there can be no guarantee that regulatory authorities will not determine or assert that our arrangements are in violation of the Stark Law and state equivalents and do not otherwise meet applicable exceptions.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment, restructuring, or restricting of our operations. Any penalties, damages, fines, curtailment or restructuring or our operations could harm our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly.

Page	23

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

The implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues.

Many government and commercial payors are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality and coordination of care. For example, accountable care organizations (“ACOs”) incentivize hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Several states have implemented, or plan to implement, accountable care models for their Medicaid populations. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we are at risk for losing market share and for a loss of our current business.

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits and impose higher plan costs on beneficiaries. Approximately one third of Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2019; a figure that continues to grow.

Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources. We may experience increased competition for managed care contracts due to state regulation and limitations. We cannot assure you that we will be successful in our efforts to be included in plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided.

Other alternative payment models may be presented by the government and commercial payors to control costs that subject us to financial risk. We cannot predict at this time what effect alternative payment models may have on us.

We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal, state and local laws and regulations relating to employment, including occupational safety and health requirements, wage and hour and other compensation requirements, employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws requirements, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business.

In addition, certain individuals and entities, known as excluded persons, are prohibited from receiving payment for their services rendered to Medicaid, Medicare and other federal and state healthcare program beneficiaries. If we inadvertently hire or contract with an excluded person, or if any of our current employees or contractors becomes an excluded person in the future without our knowledge, we may be subject to substantial civil penalties, including up to $20,000 for each item or service furnished by the excluded individual to a federal or state healthcare program beneficiary, an assessment of up to three times the amount claimed and exclusion from the program.

Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2019 or be subject to an annual penalty.

If we fail to establish and maintain proper disclosure or internal controls, our ability to produce accurate financial statements and supplemental information, or comply with applicable regulations could be impaired.

As we grow, we may be subject to growth-related risks including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expend, train and manage our employee base.

Page	24

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

We must maintain effective disclosure controls and procedures. We must also maintain effective internal control over financial reporting or, at the appropriate time, our independent auditors will be unwilling or unable to provide us with an unqualified report on the effectiveness of our internal control over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act. If we fail to maintain effective controls, investors may lose confidence in our operating results, the price of our common shares could decline and we may be subject to litigation or regulatory enforcement actions.

Risks Related to Internal Controls

The restatement of our consolidated financial statements may lead to additional risks and uncertainties, including loss of investor and counterparty confidence and negative impacts on our stock price.

We have restated our consolidated financial statements for the Non-Reliance Periods to correct accounting errors related to revenue recognition. We have also made immaterial corrections to the consolidated financial statements for the Affected Periods related to the same accounting errors. For a discussion of the accounting errors identified and the impact of the restatement and corrections, please see the "Explanatory Note" and "Note 3. Correction of Prior Period Immaterial Errors" and "Note 13. Unaudited Summarized Quarterly Financial Information" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data," both contained herein.

In connection with this restatement of our consolidated financial statements, we have also identified a material weakness in our internal control over financial reporting and our management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2019. For a description of the material weakness and our management's planned remediation, please see Item "9A. Controls and Procedures" contained herein.

As a result of the restatement, we may become subject to a number of additional costs and risks, including unanticipated costs in connection with or related to the restatement and the remediation of our disclosure controls and procedures and material weakness in internal control over financial reporting. In addition, the attention of our management team may be diverted by these efforts. We could be subject in the future to legal or regulatory proceedings in connection with the restatement. Any such future proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

We have identified a material weakness in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our consolidated financial statements, which could materially and adversely affect our business.

As described in "Item 9A. Controls and Procedures" contained herein, our management has identified and evaluated the control deficiency that resulted in the failure to detect the accounting errors related to revenue recognition, and has concluded that the deficiency represents a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of that material weakness, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019.

We have developed and are implementing a remediation plan to address the material weakness; however, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur undetected, and it is possible that additional material weaknesses in our internal control over financial reporting may be identified in the future. If our remediation efforts are insufficient or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, result in delays in meeting our reporting obligations, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

Page	25

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

Risks Related to our Common Shares

The market price for our common shares may experience substantial volatility for reasons unrelated to our financial performance. This volatility may impact the price at which shareholders can sell their common shares.

Our common shares are listed and posted for trading in Canada on the TSX and, as of August 9, 2019, in the United States on the Nasdaq Capital Market. Securities of small-cap and healthcare companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally, and market perceptions of the attractiveness of particular industries. The price of our common shares is also likely to be significantly affected by short-term changes in the cost of goods, or in financial condition or results of our operations. Other factors unrelated to our performance that may have an effect on the price of our common shares include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of our common shares; the size of our public float may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of our common shares that persists for a significant period of time could cause our securities, if listed on an exchange, to be delisted from such exchange, further reducing market liquidity.

As a result of any of these factors, the market price of our common shares at any given point in time may not accurately reflect our long-term value. Securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

Future sales of our common shares in the public market could reduce our share price, and any additional capital raised by us through the sale of equity or convertible securities may dilute the ownership of existing shareholders.

We will require additional funds in order to finance the further development of our business, which funds could be raised by, among other things, the issuance and sale of common shares. Sales of substantial amounts of our common shares (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common shares. The perception in the public market that major shareholders might sell substantial amounts of our common shares could also depress the market price of our common shares.

In the future, we may attempt to obtain financing or further increase our capital resources by issuing additional shares of our common shares or by offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Issuing additional common shares or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing shareholders or reduce the market price of our common shares or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common shares. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common shares. Our decision to issue securities in any future offering will, in part, depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our common shares bear the risk that future offerings may reduce the market price of our common shares and dilute their shareholdings. We cannot predict the size of future issuances of our common shares or securities convertible into common shares or the effect, if any, that future issuances and sales of shares of our common shares will have on the market price of our common shares.

We will incur increased costs as a result of operating as a U.S. public reporting company, and our management is required to devote substantial time to new compliance initiatives.

As a U.S. public reporting company, we will incur, particularly after we are no longer an “emerging growth company,” significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on U.S. public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We may have to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a U.S. public reporting company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Page	26

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

As a foreign private issuer, we will be subject to different United States securities laws and rules than a domestic United States issuer, which may limit the information publicly available to our shareholders and result in less protection under the United States securities laws, and we will be permitted to follow certain home country corporate governance practices in lieu of certain Nasdaq requirements applicable to domestic U.S. issuers.

We are currently a “foreign private issuer” as defined under U.S. securities laws. As a result, even though we will be subject to the informational requirements of the Exchange Act, as a foreign private issuer, we are currently exempt from certain informational requirements of the Exchange Act to which domestic U.S. issuers are subject, such as the proxy solicitation rules under Section 14 of the Exchange Act. As we anticipate that we may lose our foreign private issuer status and such exemptions in the future, we will file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, with the SEC, as if we were a domestic U.S. issuer. In addition, we will not be required to comply with other regulations applicable to domestic U.S. issuers, including Regulation FD, which imposes restrictions on the selective disclosure of material information to shareholders, and our officers, directors and principal shareholders will be exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and the related rules with respect to their purchases and sales of our common shares. As a result, you may receive less information about us and be afforded less protection under the United States securities laws than you would be entitled to if we were a domestic U.S. issuer. Furthermore, as a foreign private issuer, we will be permitted to follow certain home country corporate governance practices instead of those otherwise required by the Nasdaq Stock Market for domestic U.S. issuers. For example, we will follow the home country practice in British Columbia, Canada with regard to the quorum requirement for shareholder meetings, which is persons holding at least 5% of the issued common shares entitled to be voted at the meeting, instead of at least 33 1/3% of the issued common shares entitled to be voted at the meeting required by Nasdaq.

We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses to us.

In order to maintain our current status as a foreign private issuer, a majority of our common shares must be either directly or indirectly owned by non-residents of the United States, unless we satisfy all of the additional requirements necessary to preserve this status. We expect that in the future we may lose our foreign private issuer status. Although we have elected to comply with certain U.S. securities laws as if we were a domestic U.S. issuer, our loss of foreign private issuer status would make such provisions mandatory.  The regulatory and compliance costs and expenses to us under U.S. securities laws as a domestic U.S. issuer may be significantly higher. In addition, we may lose the ability to rely upon exemptions from corporate governance requirements that are available to foreign private issuers, which may involve additional costs and expenses to us.

Because we have no near term plans to pay cash dividends on our common shares, investors must look solely to share appreciation for a return on their investment in us.

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and does not anticipate declaring or paying any cash dividends on our common shares in the near term. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors (the “Board”) and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors that the Board considers relevant. Accordingly, investors will only see a return on their investment if the value of our common shares appreciates.

Canadian laws differ from the laws in effect in the United States and may afford less protection to holders of our securities.

We are a Canadian corporation and are subject to the Business Corporations Act and certain other applicable securities laws as a Canadian issuer, which laws may differ from those governing a company formed under the laws of a United States jurisdiction. The provisions under Business Corporations Act and other relevant laws may affect the rights of shareholders differently than those of a company governed by the laws of a United States jurisdiction, and may, together with our notice of articles and articles (the “Articles”), have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance.

Page	27

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

We are an "emerging growth company" and a "smaller reporting company" and the reduced disclosure requirements applicable to "emerging growth companies" and "smaller reporting companies" may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company” (1) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (3) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (4) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

We may remain an “emerging growth company” until as late as December 31, 2024, the fiscal year-end following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (1) we have $1.07 billion or more in annual revenue in any fiscal year, (2) the market value of our common stock that is held by non-affiliates is $700 million or more as of any June 30 and we are deemed to be a “large accelerated filer” as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or (3) we issue more than $1.0 billion of non-convertible debt over a three-year period.

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are $100 million or more during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies and/or smaller reporting companies for so long as we qualify as such. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own our headquarters, consisting of approximately 77,000 square feet, which is located on an approximately 8.2-acre parcel in Lafayette, Louisiana. This owned property is subject to a mortgage (see Note 6 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K for further information). We believe that the facilities are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased on commercially reasonable terms to accommodate any future growth.

Item 3. Legal Proceedings

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

4. Mine Safety Disclosures

Not applicable.

Page	28

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common shares of Viemed trade in Canada on the TSX under the trading symbol “VMD.TO”, and as of August 9, 2019, trade in the United States on the Nasdaq Capital Market under the symbol "VMD".

Shareholders

We had approximately seven shareholders of record as of February 18, 2020. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the loan agreement, subject to certain exceptions. See Note 6 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K for further information.

Recent Sales of Unregistered Equity Securities

The Company's “fixed” stock option plan (the “Option Plan”) was approved at the annual and special meeting of the shareholders of the Company on July 17, 2018. The purpose of the Option Plan is to provide incentive to employees, directors, officers, management companies, and consultants who provide services to the Company or any of its subsidiaries.

A restricted share unit and deferred share unit plan (the “RSU/DSU Plan”) was approved at the annual and special meeting of the shareholders of the Company on July 17, 2018. The RSU/DSU Plan was established as a means by which the Company may grant awards of restricted share units (“RSUs”) and deferred share units (“DSUs”) as an alternative to stock options to provide incentive to officers, directors and employees who provide services to the Company or any of its subsidiaries.

During the year ended December 31, 2019, we granted to certain of our employees (i) 1,269,432 options and (ii) 120,444 RSUs. In addition, we (i) issued and sold to our employees an aggregate of 42,168 common shares upon the exercise of options under our Option Plan, at exercise prices ranging from CAD$2.27 to CAD$5.14 per share, for a weighted-average exercise price of CAD$4.30, and (ii) issued to our employees an aggregate of 641,607 common shares upon the vesting of RSUs under our RSU/DSU Plan. These securities were issued under the Option Plan and RSU/DSU Plan without registration in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act. During the year ended December 31, 2019, in connection with the exercise of warrants, we issued 133,170 common shares without registration in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act or Regulation S promulgated thereunder.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common shares during the quarter ended December 31, 2019:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
October 1 - October 31, 2019	—	—	—	1,099,772
November 1 - November 30, 2019	—	—	—	1,099,772
December 1 - December 31, 2019	—	—	—	—
Total	—	—	—	—
(1)For the quarter ended December 31, 2019, the Company did not purchase any common shares pursuant to the Company’s Normal Course Issuer Bid (the “NCIB”). Total shares repurchased under the NCIB were 775,803 as of December 31, 2019. Under the NCIB, the Company is authorized to repurchase up to a maximum of 1,875,575 common shares through November 28, 2019.

Page	29

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

Item 6. Selected Financial Data

No applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this report. The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our future development plans, capital resources and requirements, results of operations, and future business performance. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in the section entitled “Special Note Regarding Forward-Looking Statements” immediately preceding Part I of this report.

Prior Period Corrections

We have corrected our previously issued consolidated financial statements contained in this Annual Report on Form 10-K with respect to the fiscal year ended December 31, 2018. Refer to the "Explanatory Note" for background on the correction and other information.

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

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 86.0% and 89.8% of our revenue for the years ended December 31, 2019 and December 31, 2018, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to use an organic growth model whereby expansion is accomplished through existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in 31 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of December 31, 2019, we employed 228 licensed RTs, representing 55% of our company-wide employee count. By focusing overhead costs to clinical personnel that service the patient rather than physical location costs, we aim to efficiently scale our business in regions that are currently not being effectively serviced.

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

As a result of this trend, we continue to experience significant organic growth. For the year ended December 31, 2019, we generated revenues of $80.3 million and had net income of $8.5 million, compared to revenues of $64.5 million and net income of $9.5 million for the year ended December 31, 2018.

Our primary sources of capital to date have been from operating income and the leverage of our manufacturer credit lines and to a lesser extent access to bank term loans. In addition, our line of credit availability of $10.0 million remains undrawn.

Page	30

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

The below table highlights summary financial and operational metrics for the last eight quarters.The information in the table below has been updated to reflect the reclassification described in Note 2 to the Notes to Consolidated Financial Statements and the correction to prior period financial statements described in Note 3 and Note 13 to the Notes to Consolidated Financial Statements.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	December 31, 2019	September 30, 2019(3)(4)	June 30, 2019(3)(4)	March 31, 2019(3)(4)	December 31, 2018(3)	September 30, 2018(3)	June 30, 2018(3)	March 31, 2018(3)
Financial Information:
Revenue	$21,448	$20,368	$20,325	$18,115	$18,363	$16,930	$15,208	$13,963
Gross Profit	$14,243	$14,050	$14,639	$13,074	$13,519	$12,829	$11,023	$10,404
Gross Profit %	66%	69%	72%	72%	74%	76%	72%	75%
Net Income	$2,388	$2,853	$1,326	$1,958	$2,968	$2,219	$2,098	$2,223
Cash (As of)	$13,355	$12,630	$7,691	$7,410	$10,413	$10,174	$8,551	$4,634
Total Assets (As of)	$82,596	$79,981	$71,014	$58,718	$53,653	$49,240	$44,256	$40,656
Adjusted EBITDA(1)	$5,569	$4,883	$4,116	$4,466	$4,896	$4,155	$3,846	$3,644
Operational Information:
Vent Patients(2)	7,759	7,421	7,130	6,393	5,905	5,444	5,078	4,685
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.
(3) Revenue, gross profit, gross profit percentage, net income, total assets, and Adjusted EBITDA have been updated to reflect the correction as discussed in Note 3 and Note 13 to the Notes to the Consolidated Financial Statements.
(4) Revenue has been updated to reflect the reclassification as discussed in Note 2 to the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affected the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities, revenues and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to our financial position and results of operations.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Reporting Currency

All values are in U.S. dollars ($ or "USD") unless specifically indicated otherwise. Canadian dollars are indicated as CAD$.

Functional Currency

Management has exercised judgment in selecting the functional currency of each of the entities that it combines based on the primary economic environment in which the entity operates and in reference to the various indicators including the currency that primarily influences or determines the selling prices of goods and services and the cost of those services, including labor, material and other costs and the currency whose competitive forces and regulations mainly determine selling prices. The Company's functional currency was determined to be the U.S. dollar, which was determined using management’s assumption that the primary economic environment which it will derive its revenue and expenses incurred to generate those revenues is the United States.

Page	31

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

Revenue Recognition

Revenue from a customer consists of any combination of the sale and rental of DME and/or patient medical services. Revenues are billed to and collections received from Medicare, Medicaid, third-party insurers, co-insurance and patient-pay. Revenue is recognized net of contractual adjustments and bad debt based on contractual arrangements with third-party payors, an evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services and reimbursements by government-sponsored healthcare programs and insurance companies for such services.

The Company's contracts with customers often include multiple products and services, and the Company evaluates these arrangements to determine the unit of accounting for revenue recognition purposes based on whether the product or service is distinct from other products or services in the arrangement and should be accounted for as separate performance obligation. A product or service is distinct if the customer can benefit from it on its own or together with other readily available resources and the Company's ability to transfer the goods or services is separately identifiable from other promises in the contractual arrangement with the customer (e.g. patient). Revenue is then allocated to each separately identifiable good or service based on their relative standalone selling price of the items underlying the performance obligations. Most of the Company’s products fall in the Medicare Fee-for-Service (“FFS”) program which is a payment model where services are unbundled and paid for separately. These services are paid based on a Medicare determined price that is publicly available on the website for CMS. For commercial payors, DME companies must negotiate in-network pricing separately, though in general, the Company’s payors tend to benchmark their contract rates and coverage policies closely to those of Medicare.

The Company considers performance obligations for sales and rentals to be met when the customer receives the equipment, and revenue for rentals is recognized straight line, over the respective rental period. For revenue associated with DME rentals, the Company recognizes revenue in accordance with FASB ASU 2016-02 “Leases,” (Topic 842). For any DME sales and services, the Company recognizes revenue under FASB ASU 2014-09, “Revenue from Contracts with Customers,” (Topic 606) and related amendments.

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with Topic 842, "Leases". The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term.

Revenue Accounting under Topic 842

The Company leases DME such as non-invasive and invasive ventilators, PAP machines, percussion vests, oxygen concentrator units and other small respiratory equipment to customers for a fixed monthly amount on a month-to-month basis. The customer generally has the right to cancel the lease at any time during the rental period. The Company considers these rentals to be operating leases.

Under FASB Accounting Standards Codification Topic 842, “Leases”, the Company recognizes rental revenue on operating leases on a straight-line basis over the contractual lease term. The lease term begins on the date products are delivered to patients, and revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private commercial payors, and Medicaid. Certain customer co-payments are included in revenue when considered probable of payment, which is generally when paid.

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

Page	32

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

Revenue Accounting under Topic 606

The Company sells DME, replacement parts and supplies to customers and recognizes revenue based on contractual payment rates as determined by the payors at the point in time where control of the good or service is transferred through delivery to the customer. The customer and, if applicable, the payors are generally charged at the time that the product is sold.

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

Returns and refunds are not accepted on either equipment sales or sleep study services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of December 31, 2019.

Allowance for Doubtful Accounts

The Company estimates that a certain portion of receivables from customers may not be collected and maintains an allowance for doubtful accounts. The Company evaluates the net realizable value of accounts receivable as of the date of the consolidated balance sheets. Specifically, we consider historical realization data including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that the estimates could change, which could have a material impact on the operations and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. Our allowance for doubtful accounts was $7.8 million and $4.3 million as of December 31, 2019 and 2018, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock-based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. Stock-based compensation costs for restricted stock units are determined at the grant date based on the closing stock price. The expense of such stock-based compensation awards is recognized using the graded vesting attribution method over the vesting period and the offsetting credit is recorded as an increase in additional paid-in capital. Forfeitures are recorded as incurred. Any excess tax benefit or deficiency is recognized as a component of income taxes and within operating cash flows upon vesting of the share-based award. For the Company’s phantom share units settled in cash, the Company computes the fair value of the phantom share units using the closing price of the Company's stock at the end of each period and records a liability based on the percentage of requisite service.

Page	33

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

Income Taxes

The Company is subject to income taxes in numerous jurisdictions. Significant judgment is required in determining the provision for income taxes. The Company’s income tax provisions reflect management’s interpretation of country and state tax laws. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business and may remain uncertain for several years after their occurrence. The Company recognizes assets and liabilities for taxation when it is probable that the Company will receive refunds or pay taxes to the relevant tax authority. Where the final determination of tax assets and liabilities is different from the amounts that were initially recorded, such differences will impact the current and deferred income taxes provision in the period in which such determination is made. Changes in tax law or changes in the way tax law is interpreted may also impact the Company’s effective tax rate as well as its business and operations.

Income tax expense consists of current and deferred tax expense. Current and deferred tax are recognized in profit or loss except to the extent that it relates to items recognized directly in equity or other comprehensive income. Current tax is recognized and measured at the amount expected to be recovered from or payable to the taxation authorities based on the income tax rates enacted at the end of the reporting period and includes any adjustment to taxes payable in respect of previous years.

Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to temporary differences between the financial statement carrying value of assets and liabilities and their respective income tax bases. Deferred income tax assets or liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled. The calculation of current and deferred income taxes requires management to make estimates and assumptions and to exercise a certain amount of judgment concerning the carrying value of assets and liabilities. The current and deferred income tax assets and liabilities are also impacted by expectations about future operating results and the timing of reversal of temporary differences as well as possible audits of tax filings by regulatory agencies. Changes or differences in these estimates or assumptions may result in changes to the current and deferred tax assets and liabilities on the consolidated statements of financial position and a charge to or recovery of income tax expense.

Deferred tax is recognized on any temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and the corresponding tax bases used in the computation of taxable earnings. The effect of a change in the enacted tax rates is recognized in net earnings and comprehensive income or in equity depending on the item to which the adjustment relates. Deferred tax assets are recognized to the extent future recovery is probable. At each reporting period end, deferred tax assets are evaluated for recoverability based on whether it is more likely than not that sufficient taxable earnings will be available to allow all or part of the asset to be recovered.

See Note 10 to the audited financial statements for the fiscal years ended December 31, 2019 and 2018 included in this Annual Report on Form 10-K for details on income taxes recognized.

Impairment of Long-Lived Assets

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the periods ended December 31, 2019 and 2018.

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

Page	34

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

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

See Note 11 to the audited financial statements for the fiscal years ended December 31, 2019 and 2018 included in this Annual Report on Form 10-K for earnings per share computations.

Results of Operations

The following financial information includes certain prior period corrections relating to daily revenue recognition of the Company’s home medical equipment rentals. The Company concluded that the cumulative effect of such corrections in fiscal year 2019 would materially misstate the Company’s consolidated statement of income for the year ended December 31, 2019. The financial results for the prior year have been restated.

Comparison of the Years Ended December 31, 2019 and 2018:

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019(2)	% of Net Revenue	2018(1)	% of Net Revenue	$ Change	% Change
Net revenue	$80,256	100.0%	$64,464	100.0%	$15,792	24.5%
Cost of revenue	24,250	30.2%	16,689	25.9%	7,561	45.3%
Gross profit	$56,006	69.8%	$47,775	74.1%	$8,231	17.2%
Selling, general and administrative	41,381	51.6%	34,304	53.2%	7,077	20.6%
Research and development	848	1.1%	—	—%	848	100.0%
Stock-based compensation	3,886	4.8%	2,702	4.2%	1,184	43.8%
Depreciation	671	0.8%	588	0.9%	83	14.1%
Loss on disposal of property and equipment	360	0.4%	54	0.1%	306	566.7%
Other expense	$113	0.1%	$71	0.1%	$42	59.2%
Income from operations	$8,747	10.9%	$10,056	15.6%	$(1,309)	(13.0)%
Non-operating expenses
Unrealized (gain) loss on warrant conversion liability	(363)	(0.5)%	205	0.3%	(568)	(277.1)%
Interest expense, net	314	0.4%	181	0.3%	133	73.5%
Net income before taxes	$8,796	11.0%	$9,670	15.0%	$(874)	(9.0)%
Provision for income taxes	271	0.3%	162	0.3%	109	67.3%
Net income	$8,525	10.6%	$9,508	14.7%	$(983)	(10.3)%
(1)Net revenue, gross profit, selling, general and administrative expenses, income from operations, net income before taxes, and net income have been updated to reflect the correction described in Note 3 to the Notes to Consolidated Financial Statements.

(2)Net revenue reflects the reclassification as discussed in Note 2 to the Notes to the Consolidated Financial Statements.

Page	35

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

Revenue

The following table summarizes our revenue for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019(2)	% of Net Revenue	2018(1)	% of Net Revenue	$ Change	% Change
Net revenue from rentals under Topic 842 and 840(3)
Ventilator rentals, non-invasive and invasive	$69,067	86.0%	$57,919	89.8%	$11,148	19.2%
Other durable medical equipment rentals	5,379	6.7%	2,738	4.3%	$2,641	96.5%
Net revenue from sales and services under Topic 606
Equipment sales	4,395	5.5%	2,824	4.4%	$1,571	55.6%
Service revenues	1,415	1.8%	983	1.5%	$432	43.9%
Total net revenue	$80,256	100.0%	$64,464	100.0%	$15,792	24.5%
(1)Net revenue from rentals has been updated to reflect the correction described in Note 3 to the Notes to Consolidated Financial Statements.
(2)Net revenue reflects the reclassification as discussed in Note 2 to the Notes to the Consolidated Financial Statements.
(3)Net revenue from rentals for the years ended December 31, 2019 and 2018 are presented under Topic 842 and 840, respectively.

For the year ended December 31, 2019, net revenue totaled $80.3 million, an increase of $15.8 million (or 24.5%) from the comparable period in 2018. The revenue growth was primarily driven by an $11.1 million (or 19.2%) increase in ventilator rental revenue. This increase is attributable to our organic growth in active ventilator patient base. Our active ventilator patient base grew from 5,905 as of December 31, 2018 to 7,759 as of December 31, 2019, an increase of 31%. In addition to the ventilator rental revenue growth, rental revenue from other DME grew $2.6 million (or 96.5%). As a result of the current year adoption of ASC 842, bad debt is required to be presented within net revenue, instead of within selling, general administrative expenses as presented in the prior year. Current year net revenue has been reduced by $9.8 million as a result of this change in presentation.

Cost of revenue and gross profit

For the year ended December 31, 2019, cost of revenue totaled $24.3 million, an increase of $7.6 million (or 45.3%) from the comparable period in 2018. For the years ended December 31, 2019 and 2018, gross profit percentage decreased from 74.1% to 69.8%. The primary driver for the decreased gross profit percentage is the result of the current year adoption of ASC 842, which requires bad debt to be presented within net revenue reducing current year net revenue by $9.8 million.

Selling, general & administrative expense

For the year ended December 31, 2019, selling, general and administrative expenses totaled $41.4 million, an increase of $7.1 million (or 20.6%) from the comparable period in 2018. The increase was primarily the result of an increase in employee costs which includes the impact of our phantom stock plan. Our phantom stock plan is measured at fair value as of the reporting period and is driven primarily by our stock price. During the year ended December 31, 2019, our stock price increased 55%, resulting in higher expenses related to these awards. Offsetting these increases is the current year change in bad debt presentation required as a result of the current year adoption of ASC 842. Current year selling, general and administrative expenses are $9.8 million lower as a result of this change in presentation.

Selling, general, and administrative expenses as a percentage of revenue increased to 51.6% for the year ended December 31, 2019 compared to 53.2% and for the year ended December 31, 2018. As noted, the primary driver of our selling, general and administrative expenses is employee associated cost. As we continue to grow into new markets and increase our employee count, we expect overall selling, general and administrative expenses will increase accordingly. However, we expect that selling, general and administrative expenses as a percentage of revenue will remain relatively consistent with 2019 levels.

Research and development costs

For the year ended December 31, 2019, research and development costs totaled $0.8 million, an increase of $0.8 million (or 100%) from the comparable period in 2018. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will increase in 2020 relative to 2019 costs.

Page	36

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

Stock-based compensation

For the year ended December 31, 2019, stock-based compensation totaled $3.9 million, an increase of $1.2 million (or 43.8%) from the comparable period in 2018. This increase is attributed to the expense of additional stock-based awards during 2019. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of net revenue has historically remained at or below 5%.

Interest expense, net

For the year ended December 31, 2019, net interest expense totaled $314,000, an increase of $133,000 (or 73.5%) from the comparable period in 2018. We expect net interest expense to increase as a result of the Building Term Note and Term Note described below.
Provision for income taxes

For the year ended December 31, 2019, the provision for income taxes was $271,000, compared to $162,000 during 2018. The current period provision is related to state income tax liabilities. We expect to continue to benefit from the federal tax environment in the United States. Recent tax changes allow for accelerated deductions for capital expenditures and lower corporate tax rates. As we continue to incur substantial capital expenditures to acquire medical equipment to accommodate our rapid patient base growth, combined with the deferred tax assets, we expect most near-term tax payments will continue to result from state tax liabilities.

Net income

For the year ended December 31, 2019, net income was $8.5 million,a decrease of $1.0 million (or 10.3%) from the comparable period in 2018. Net income as a percentage of net revenue decreased from 14.7% for the year ended December 31, 2018 to 10.6% for the year ended December 31, 2019, primarily driven by increased selling, general and administrative expenses, research and development costs, and stock-based compensation, as described above.

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

•
Depreciation may be useful for investors to consider because it generally represents the wear and tear on the property and equipment used in our operations. However, we do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating costs.

•
The amount of interest expense we incur or interest income we generate may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of interest expense or interest income to be a representative component of the day-to-day operating performance of our business.

•
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

Page	37

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

•
Stock-based compensation may be useful for investors to consider because it is an estimate of the non-cash component of compensation received by the Company’s directors, officers, employees and consultants. However, stock-based compensation is being excluded from our operating expenses because the decisions which gave rise to these expenses were not made to increase revenue in a particular period, but were made for the Company’s long-term benefit over multiple periods. While strategic decisions, such as those to issue stock-based awards are made to further our long-term strategic objectives and do impact the our earnings under U.S. GAAP, these items affect multiple periods and management is not able to change or affect these items within any period.

•
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

The following table is a reconciliation of Net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	December 31, 2019	September 30, 2019(1)	June 30, 2019(1)	March 31, 2019(1)	December 31, 2018(1)	September 30, 2018(1)	June 30, 2018(1)	March 31, 2018(1)
Net income	$2,388	$2,853	$1,326	$1,958	$2,968	$2,219	$2,098	$2,223
Add back:
Depreciation	2,003	1,659	1,444	1,295	1,177	972	893	741
Interest expense	212	56	20	26	30	37	67	47
Unrealized (gain) loss on warrant conversion liability	0	(800)	268	169	(210)	220	123	72
Stock-based compensation	908	1,064	1,034	880	804	672	665	561
Income tax expense	58	51	24	138	127	35	—	—
Adjusted EBITDA	$5,569	$4,883	$4,116	$4,466	$4,896	$4,155	$3,846	$3,644
(1)Net income has been updated to reflect the correction described in Note 3 and Note 13 to the Notes to Consolidated Financial Statements.

Use of Non-GAAP Financial Measures

Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. It is not a measurement of our financial performance under U.S. GAAP and should not be considered as alternatives to revenue or net income (loss), as applicable, or any other performance measures derived in accordance with U.S. GAAP and may not be comparable to other similarly titled measures of other businesses. Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2019 was $13.4 million, compared to $10.4 million at December 31, 2018. Based on our current plan of operations, including potential acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our $10.0 million line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity.

Page	38

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
Net Cash provided by (used in):
Operating activities	$19,087	$22,368
Investing activities	(12,811)	(5,301)
Financing activities	(3,334)	(11,752)
Net increase in cash and cash equivalents	$2,942	$5,315

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2019 was $19.1 million, resulting from net income of $8.5 million and non-cash net income adjustments of $20.1 million, which was partially offset by an increase in net operating assets of $9.5 million. The non-cash net income adjustments primarily consisted of $9.8 million of change in allowance for doubtful accounts, $6.4 million of depreciation and $3.9 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $12.5 million and an increase in inventory of $0.3 million. Our increase in gross accounts receivable is driven by the impact of our current year billing conversion. Net accounts receivable increased $2.7 million during the period. The changes in operating liabilities primarily consisted of a decrease in accounts payable of $0.8 million, an increase in accrued liabilities of $2.5 million, and an increase in deferred revenue of $0.7 million. The increase in our operating assets and liabilities were primarily driven by our increased business volume period-over-period and higher compensation and personnel-related costs.

Net cash provided by operating activities during the year ended December 31, 2018 was $22.4 million, resulting from net income of $9.5 million, non-cash net income adjustments of $12.9 million, and an increase in net operating liabilities of $6.9 million, which were partially offset by an increase in net operating assets of $7.0 million. The non-cash net income adjustments primarily consisted of $6.2 million of bad debt expense, $3.8 million of depreciation and $2.7 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in gross accounts receivable of $5.3 million as a result of increased revenue growth and an increase in inventory of $1.3 million. The changes in operating liabilities primarily consisted of increases in accounts payable of $2.5 million, accrued liabilities of $3.6 million, and deferred revenue of $0.8 million. The increase in operating liabilities was primarily attributed to higher expense incurred as a result of phantom stock and bonus awards.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2019 was $12.8 million, consisting of $13.4 million of purchases of property and equipment, partially offset by $0.6 million of proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to the purchase of our new corporate headquarters, in addition to medical equipment rented to our patients. Combining cash purchases of property and equipment of $13.4 million and equipment financed through leases and long term debt of $12.0 million, our total capital expenditures for the year ended December 31, 2019 were $25.4 million. This represents a $10.9 million, or 74.9%, increase year over year, which was driven by our revenue growth of 24.5% during the same periods combined with the purchase of our new corporate headquarters.

Net cash used in investing activities during the year ended December 31, 2018 was $5.3 million, consisting of $6.1 million of purchases of property and equipment, partially offset by $0.8 million of proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to the medical equipment we rent to patients. Combining cash purchases of property and equipment of $6.1 million and equipment financed through finance leases and long term debt of $8.4 million, our total capital expenditures for the year ended December 31, 2018 were $14.5 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the year ended December 31, 2019 was $3.3 million, consisting of $4.8 million in proceeds to finance the purchase of our corporate headquarters, $5.0 million in proceeds from the Term Note described below, partially offset by $11.6 million in repayments of finance lease liabilities and $1.5 million of shares repurchased and canceled under our normal course issuer bid described below.

Page	39

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

Net cash used in financing activities during the year ended December 31, 2018 was $11.8 million, consisting of $10.2 million in repayments of finance lease liabilities and $1.6 million of shares repurchased and canceled under our normal course issuer bid described below.

Credit Agreement

On February 20, 2018, the Company entered into a two year commercial business loan agreement with Hancock Whitney Bank. Any amounts advanced will be secured by substantially all our assets and carry an interest rate of one month ICE libor plus 3.00%, with a 4.00% interest rate floor. Advances on the line of credit initially were subject to a borrowing base as determined in accordance with the loan agreement, which was based on the value of our accounts receivable balance.

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

On September 19, 2019, in conjunction with the Term Note described below, the Company entered into a third amendment to the loan agreement, which, among other things, replaced the financial covenants in the loan agreement with the following:

Financial Covenant	Required Ratio	Ratio as of December 31, 2019
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	1.03
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	4.41
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.72

The Company was in compliance with all covenants in effect at December 31, 2019. There were no borrowings against this line of credit at December 31, 2019 and December 31, 2018.

Commercial Term Notes

On May 30, 2019, the Company entered into an amendment to the loan agreement providing for a term note (the “Building Term Note”) with Hancock Whitney Bank in the principal amount of $4.8 million. The proceeds of the Building Term Note were used to purchase a building to utilize as a corporate headquarters. Beginning July 1, 2019, the Company makes monthly payments towards the outstanding balance. The Building Term Note matures on May 30, 2026 and is secured by substantially all of the assets of the borrowers, including the real property acquired with the proceeds of the Building Term Note. The Building Term Note bears interest at a variable rate equal to the one month ICE libor index plus a margin of 2.45% per annum. The Company is required to maintain a loan to value ratio of 85% with respect to the appraised value of the real property. In connection with the Building Term Note, the Company entered into an interest rate swap transaction (the "Interest Rate Swap Transaction") with Hancock Whitney Bank effectively fixing the interest rate for the Building Term Note at 4.68%.

On September 19, 2019, the Company entered into a third amendment to the loan agreement providing for a term note (the “Term Note") with Hancock Whitney Bank in the principal amount of $5,000,000. The proceeds of the Term Note will be used for general corporate purposes. Beginning October 19, 2019, the Company makes monthly payments towards the outstanding balance. The Term Note matures on September 19, 2022 and is secured by substantially all of the assets of the borrowers. The Term Note bears interest at the rate of 4.60% per annum.

Sources of funds

Our cash provided by operating activities for the year ended December 31, 2019 was $19.1 million compared to $22.4 million for the year ended December 31, 2018. As of December 31, 2019, we had cash and cash equivalents of $13.4 million.

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

Page	40

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

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

For the year ended December 31, 2019, the Company re-purchased and canceled 365,100 common shares pursuant to our Normal Course Issuer Bid (the "NCIB") at a cost of $1,522,000. For the year ended December 31, 2018, the Company repurchased and canceled 410,703 common shares pursuant to our NCIB at a cost of $1,594,000. Total shares repurchased under the NCIB were 775,803 as of December 31, 2019. Under the NCIB, we were authorized to repurchase up to a maximum of 1,875,575 common shares through November 28, 2019.

Leases

Leases under which we assume substantially all the risks and rewards of ownership are classified as finance leases. Upon initial recognition, the leased asset is measured at an amount equal to the lesser of its fair value and the present value of the minimum lease payments. Subsequent to initial recognition, the asset is accounted for in accordance with the accounting policy applicable to the asset. The associated lease liability is drawn down over the life of the lease by allocating a portion of each lease payment to the liability with the remainder being recognized as finance charges. Leases that do not transfer the risks and rewards of ownership to the Company are treated as operating leases and are expensed as incurred.

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $615,000 and $440,000 for the years ended December 31, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its results of operations or financial condition.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” to provide clarity on how certain cash receipt and cash payment transactions are presented and classified within the statement of cash flows. The ASU is effective for annual periods beginning December 31, 2018, and its adoption did not impact our condensed consolidated financial statements.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842) (“ASC 842”), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840) (“ASC 840”). ASC 842 requires lessees to recognize a lease liability and a right of use asset for all leases that extend beyond one year. This standard was adopted using the modified retrospective transition approach at the adoption date of January 1, 2019. This approach does not require the restatement of previous periods. The Company completed a qualitative and quantitative assessment of its leases from both a lessee and lessor perspective. As part of this process, the Company elected to utilize certain practical expedients that provided transition relief. Accordingly, the Company did not reassess expired or existing contracts, lease classifications or related initial direct costs as part of the assessment process for either lessee or lessor leases. From a lessor perspective, the Company recognizes revenue on rentals in accordance with Topic 842 on a straight line basis over the term of the lease. The adoption of this standard, from a lessee perspective, resulted in the recording of Right of Use (“ROU”) operating lease assets as a component of property and equipment, net and liabilities as a component of current and non-current liabilities of approximately $1.5 million on the Condensed Consolidated Balance Sheet as of January 1, 2019, with no impact to retained earnings. In addition, the Company elected as an accounting policy, not to record leases with an initial term of less than 12 months. (See Note 6 – “Debt and lease liabilities” for additional information and required disclosures.) Adoption of this standard had no change on finance leases previously subject to capital lease treatment under Topic 840.

Page	41

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Page	42

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
December 31, 2019 and 2018

Item 8. Financial Statements and Supplementary Data

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Viemed Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Viemed Healthcare, Inc. (the Company) as of December 31, 2019, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

New Orleans, Louisiana
March 3, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Viemed Healthcare, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Viemed Healthcare, Inc. and its subsidiaries (the Company) as of December 31, 2018, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Chartered Professional Accountant
Licensed Public Accountants

We have served as the Company’s auditor since 2015.

Toronto, Ontario
May 1, 2019, except for note 3, which is as of March 3, 2020.

VIEMED HEALTHCARE, INC. CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At December 31, 2019	At December 31, 2018
ASSETS
Current assets
Cash and cash equivalents		$13,355	$10,413
Accounts receivable, net of allowance for doubtful accounts of $7,782 and $4,266 at December 31, 2019 and December 31, 2018, respectively	2	11,534	8,839
Inventory, net	2	1,360	2,887
Prepaid expenses and other assets		1,562	952
Total current assets		27,811	23,091
Long-term assets
Property and equipment	4	54,772	30,562
Other assets		13	—
Total long-term assets		54,785	30,562
TOTAL ASSETS		$82,596	$53,653

LIABILITIES
Current liabilities
Trade payables		$4,700	$5,884
Deferred revenue		3,315	2,590
Income taxes payable		86	152
Accrued liabilities	5	8,968	7,551
Current portion of lease liabilities	6	7,093	3,031
Current portion of long-term debt	6	1,750	—
Warrant conversion liability	7	—	363
Total current liabilities		25,912	19,571
Long-term liabilities
Accrued liabilities		2,317	1,117
Long-term lease liabilities	6	3,039	394
Long-term debt	6	7,629	—
Total long-term liabilities		12,985	1,511
TOTAL LIABILITIES		38,897	21,082

Commitments and Contingencies (Note 9)		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 37,952,660 and 37,500,815 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	8	3,366	71
Additional paid-in capital		6,377	5,390
Accumulated other comprehensive loss		(157)	—
Retained earnings		34,113	27,110
TOTAL SHAREHOLDERS' EQUITY		43,699	32,571

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$82,596	$53,653

See accompanying notes to the consolidated financial statements
Page	F-4

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

		Year Ended December 31,
	Note	2019	2018
Revenue	2	$80,256	$64,464

Cost of revenue		24,250	16,689

Gross profit		56,006	47,775

Operating Expenses
Selling, general and administrative		41,381	34,304
Research and development		848	—
Stock-based compensation	8	3,886	2,702
Depreciation		671	588
Loss on disposal of property and equipment		360	54
Other expense		113	71
Income from operations		8,747	10,056

Non-operating expenses
Unrealized (gain) loss on warrant conversion liability	7	(363)	205
Interest expense, net of interest income	6	314	181

Net income before taxes		8,796	9,670
Provision for income taxes	10	271	162

Net income		8,525	9,508

Other Comprehensive Income
Change in unrealized loss on derivative instruments, net of tax		(157)	—
Other Comprehensive Loss		(157)	—

Comprehensive Income		$8,368	$9,508

Net income per share
Basic	11	$0.23	$0.25
Diluted	11	$0.21	$0.24

Weighted average number of common shares outstanding:
Basic	11	37,716,864	37,892,118
Diluted	11	39,747,509	39,677,704

See accompanying notes to the consolidated financial statements
Page	F-5

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share amounts)

			Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Shareholders' equity
	Common Stock
	Shares	Amount
Shareholders' equity, December 31, 2017	37,909,628	$67	$2,688	$—	$19,196	$21,951
Stock-based compensation - options	—	—	802	—	—	802
Stock-based compensation - restricted stock	—	—	1,900	—	—	1,900
Exercise of warrants	1,890	4	—	—	—	4
Shares repurchased and canceled under the Normal Course Issuer Bid	(410,703)	—	—	—	(1,594)	(1,594)
Net Income	—	—	—	—	9,508	9,508
Shareholders' equity, December 31, 2018	37,500,815	$71	$5,390	$—	$27,110	$32,571
Stock-based compensation - options	—	—	2,642	—	—	2,642
Stock-based compensation - restricted stock	—	—	1,244	—	—	1,244
Exercise of warrants	133,170	260	—	—	—	260
Exercise of options	42,168	136	—	—	—	136
Shares issued for vesting of restricted stock units	641,607	2,899	(2,899)	—	—	—
Shares repurchased and canceled under the Normal Course Issuer Bid	(365,100)	—	—	—	(1,522)	(1,522)
Change in unrealized loss on derivative instruments	—	—	—	(157)	—	(157)
Net Income	—	—	—	—	8,525	8,525
Shareholders' equity, December 31, 2019	37,952,660	$3,366	$6,377	$(157)	$34,113	$43,699

See accompanying notes to the consolidated financial statements
Page	F-6

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars)

		Year Ended December 31,
	Note	2019	2018
Cash flows from operating activities
Net income		$8,525	$9,508
Adjustments for:
Depreciation		6,400	3,783
Change in allowance for doubtful accounts	2	9,811	6,195
Share-based compensation	8	3,886	2,702
Unrealized (gain) loss on warrant conversion liability	7	(363)	205
Loss on disposal of property and equipment		360	54
Net change in working capital
Increase in accounts receivable		(12,506)	(5,253)
Increase in inventory		(306)	(1,254)
Increase in trade payables		783	2,498
Increase in deferred revenue		725	807
Increase in accrued liabilities		2,461	3,586
(Decrease) Increase in income tax payable		(66)	10
Increase in prepaid expenses and other current assets		(623)	(473)
Net cash provided by operating activities		$19,087	$22,368

Cash flows from investing activities
Purchase of property and equipment		(13,385)	(6,114)
Proceeds from sale of property and equipment		574	813
Net cash used in investing activities		$(12,811)	$(5,301)

Cash flows from financing activities
Proceeds from exercise of options		136	—
Proceeds from exercise of warrants		260	4
Proceeds from commercial long-term note for building	6	4,837	—
Proceeds from term note	6	5,000	—
Principal payments on notes payable		(67)	—
Principal payments on term note		(391)	—
Shares repurchased and canceled under the Normal Course Issuer Bid	8	(1,522)	(1,594)
Repayments of lease liabilities		(11,587)	(10,162)
Net cash used in financing activities		$(3,334)	$(11,752)

Net increase in cash and cash equivalents		2,942	5,315
Cash and cash equivalents at beginning of year		10,413	5,098
Cash and cash equivalents at end of period		$13,355	$10,413

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$333	$193
Cash paid during the period for income taxes, net of refunds received		$338	$151
Supplemental disclosures of non-cash transactions
Property and equipment financed through finance leases		$12,011	$8,408
Property and equipment financed through operating leases under FASB ASC 842		$615	$—

See accompanying notes to the consolidated financial statements
Page	F-7

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Notes to Consolidated Financial Statements

1.    Nature of Business and Operations

On December 21, 2017, Viemed Healthcare, Inc. (the "Company") consumated Asset and Share Purchase Agreements as well as an Arrangement Agreement (the "Arrangement") with Protech Home Medical Corp. ("PHM") (formerly Patient Home Monitoring Corp.) and was spun-out as a separate public company that owns a 100% interest in Home Sleep Delivered, L.L.C. ("HSD") and Sleep Management, L.L.C. dba Viemed ("Viemed") through the U.S. holding company Viemed Inc. Effective as of the spin-out date, the consolidated financial statements include all of the above referenced entities. The spin-out transaction was treated as a common control transaction and all assets and liabilities of the spun out business were transferred at the prior carrying values.

The Company, through its subsidiaries, provides in-home durable medical equipment ("DME") and health care solutions to patients in 31 states in the United States. Viemed offers customers requiring respiratory services and related equipment an appropriate selection of home medical products including non-invasive ventilators, positive airway pressure (“PAP”) machines and oxygen units, as well as the services of experienced respiratory therapists. HSD provides in-home sleep apnea testing, allowing a patient to determine the existence of sleep apnea at home at a fraction of the cost of the traditional sleep lab environment. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

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

The Company’s common shares are traded in Canada on the Toronto Stock Exchange (the "TSX") under the symbol VMD.TO, and as of August 9, 2019, in the U.S. on the Nasdaq Capital Market under the symbol VMD.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows have been made. We have classified $3.6 million of rental equipment purchased but not provided to patients as property and equipment as of December 31, 2019. As of December 31, 2018, this rental equipment purchased but not provided to patients was $1.8 million and classified as inventory. These reclassifications had no effect on the reported results of operations.

Reporting Currency

All values are in U.S. dollars ($ or "USD") unless specifically indicated otherwise. Canadian dollars are indicated as CAD$.

Functional Currency

Management has exercised judgment in selecting the functional currency of each of the entities that it consolidates based on the primary economic environment in which the entity operates and in reference to the various indicators including the currency that primarily influences or determines the selling prices of goods and services and the cost of those services, including labor, material and other costs and the currency whose competitive forces and regulations mainly determine selling prices. The Company's functional currency was determined to be the U.S. dollar, which was determined using management’s assumption that the primary economic environment which it will derive its revenue and expenses incurred to generate those revenues is the United States.

Page	F-8

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Reclassification of Balances

Certain reclassifications have been made to current-year revenue presentation as part of the adoption of FASB Accounting Standards Codification Topic 842, “Leases,” ("Topic 842") as further discussed below within Recently Adopted Accounting Pronouncements. These reclassifications include the reporting of bad debt expense net within the revenue line item on the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2019. Bad debt expense is reported within selling, general and administrative expense for the year ended December 31, 2018, consistent with FASB Accounting Standards Codification “Leases” Topic 840, which was superseded by Topic 842.

These reclassifications have no effect on the reported net income for the years ended December 31, 2019 and 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with an original maturity of three months or less that are readily convertible to known amounts of cash that are subject to insignificant risk or change. At December 31, 2019 and 2018, our cash was held primarily in checking and money market accounts. Cash and cash equivalents consist of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Cash	$3,974	$4,021
Money market accounts	9,381	6,392
Total cash and cash equivalents	$13,355	$10,413

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are regularly reviewed for collectability and an allowance is recorded to cover the estimated bad debts and billing modifications. The accounts receivable are presented on the Consolidated Balance Sheets net of the allowance for doubtful accounts. It is possible that the estimates of the allowance for doubtful accounts could change, which could have a material impact on our operations and cash flows.

The Company writes off receivables when the likelihood for collection is remote, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The write-offs are charged against the allowance for doubtful accounts.

Page	F-9

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

The estimates and write-offs for the allowance for doubtful accounts for each reporting period were as follows:

	December 31, 2019	December 31, 2018
Balance, beginning of year	$4,266	$3,060
Change in allowance for doubtful accounts	9,811	6,195
Amounts written off	(6,295)	(4,989)
Balance, end of period	$7,782	$4,266

As of December 31, 2019 and 2018, no one customer represented more than 10% of outstanding accounts receivable. The Company has receivables at December 31, 2019 from Medicare and Medicaid, representing 45% and 13%, respectively, and 58% combined, of total outstanding receivables (December 31, 2018 - 60%). As these receivables are both from government programs, there is very little credit risk associated with these balances.

Revenues from Medicare and Medicaid accounted for 64% and 70%, of the total revenues for the year ended December 31, 2019 and 2018, respectively.

Inventory

Inventory consists primarily of respiratory supplies, non-serialized. We have classified $3.6 million of rental equipment purchased but not provided to patients as property and equipment as of December 31, 2019. As of December 31, 2018, this rental equipment purchased but not provided to patients was $1.8 million and classified as inventory. Non-serialized inventory represents spare equipment parts, consumables, and associated product supplies. Non-serialized inventory is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. The inventory value is determined using the first-in first-out method. Obsolete and unserviceable inventories are valued at estimated net realizable value.

Property and Equipment

Property and equipment is presented on the consolidated balances sheets at historic cost less accumulated depreciation. Major renewals and improvements that extend the useful life of assets are capitalized to the respective property accounts, while maintenance and repairs, which do not extend the useful life of the respective assets, are expensed as incurred. Management has estimated the useful lives of equipment leased to customers. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Property, leasehold improvements, and equipment are amortized on a straight-line basis over their estimated useful lives.

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

Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive income represents net income adjusted for unrealized gains and losses on derivative instruments. Accumulated other comprehensive loss is presented in the accompanying balance sheets as a component of shareholders' equity.

Page	F-10

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Revenue Recognition

Revenue from a customer consists of any combination of the sale and rental of DME and/or patient medical services. Revenues are billed to and collections received from Medicare, Medicaid, third-party insurers, co-insurance and patient-pay. Revenue is recognized net of contractual adjustments and bad debt based on contractual arrangements with third-party payors, an evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services and reimbursements by government-sponsored healthcare programs and insurance companies for such services.

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

The Company considers performance obligations for sales and rentals to be met when the customer receives the equipment, and revenue for rentals is recognized straight line, over the respective rental period. For revenue associated with DME rentals, the Company recognizes revenue in accordance with the Financial Accounting Standards Board ("FASB") ASC 842 and 840, “Leases,” (Topic 842 and 840). For any DME sales and services, the Company recognizes revenue under FASB Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” (Topic 606) and related amendments.

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with ASC 842 and 840, "Leases." The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company considers the lease classification (sales-type lease or operating lease) and then appropriately recognizes rental revenue over the lease term.

The revenues from each major source are summarized in the following table:

	For the Year Ended
	December 31, 2019	December 31, 2018(1)
Net revenue from rentals under Topic 842 and 840(2)
Ventilator rentals, non-invasive and invasive	$69,067	$57,919
Other durable medical equipment rentals	5,379	2,738
Net revenue from sales and services under Topic 606
Equipment sales	4,395	2,824
Service revenues	1,415	983
Total net revenue	$80,256	$64,464
(1)Net revenue from rentals and total net revenue have been updated to reflect the correction described in Note 3 to the Notes to Consolidated Financial Statements.
(2)Net revenue from rentals for the years ended December 31, 2019 and 2018 are presented under Topic 842 and 840, respectively.

Revenue Accounting under Topic 842 and 840

The Company leases DME such as non-invasive and invasive ventilators, PAP machines, percussion vests, oxygen concentrator units and other small respiratory equipment to customers for a fixed monthly amount on a month-to-month basis. The customer generally has the right to cancel the lease at any time during the rental period. The Company considers these rentals to be operating leases.

Page	F-11

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Under FASB Accounting Standards Codification Topic 842, “Leases”, the Company recognizes rental revenue on operating leases on a straight-line basis over the contractual lease term which varies based on the type of equipment rental. The lease term begins on the date products are delivered to patients, and revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private commercial payors, and Medicaid. Certain customer co-payments are included in revenue when considered probable of payment, which is generally when paid.

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

The Company classified bad debt expense within selling, general and administrative expense for the year ended December 31, 2018, consistent with FASB Accounting Standards Codification “Leases” Topic 840, which was superseded by Topic 842. After adoption of Topic 842, as previously discussed within Reclassification of Balances, the Company classified bad debt expense net within the revenue line item on the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2019. These amounts are reclassified in the unaudited summarized quarterly financial information included in Note 13.

Revenue Accounting under Topic 606

The Company sells DME, replacement parts and supplies to customers and recognizes revenue based on contractual payment rates as determined by the payors at the point in time where control of the good or service is transferred through delivery to the customer. The customer and, if applicable, the payors are generally charged at the time that the product is sold.

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

Returns and refunds are not accepted on either equipment sales or sleep study services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of December 31, 2019.

Page	F-12

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. Stock-based compensation costs for restricted stock units are determined at the grant date based on the closing stock price. The expense of such stock-based compensation awards is recognized using the graded vesting attribution method over the vesting period and the offsetting credit is recorded as an increase in additional paid-in capital. Forfeitures are recorded as incurred. Any excess tax benefit or deficiency is recognized as a component of income taxes and within operating cash flows upon vesting of the share-based award. For the Company’s phantom share units settled in cash, the Company computes the fair value of the phantom share units using the closing price of the Company's stock at the end of each period and records a liability based on the percentage of requisite service.

Income Taxes

The Company is subject to income taxes in numerous jurisdictions. Significant judgment is required in determining the provision for income taxes. The Company’s income tax provisions reflect management’s interpretation of country and state tax laws. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business and may remain uncertain for several years after their occurrence. The Company recognizes assets and liabilities for taxation when it is probable that the Company will receive refunds or pay taxes to the relevant tax authority. Where the final determination of tax assets and liabilities is different from the amounts that were initially recorded, such differences will impact the current and deferred income taxes provision in the period in which such determination is made. Changes in tax law or changes in the way tax law is interpreted may also impact the Company’s effective tax rate as well as its business and operations.

Income tax expense consists of current and deferred tax expense. Current and deferred tax are recognized in profit or loss except to the extent that it relates to items recognized directly in equity or other comprehensive income. Current tax is recognized and measured at the amount expected to be recovered from or payable to the taxation authorities based on the income tax rates enacted at the end of the reporting period and includes any adjustment to taxes payable in respect of previous years.

Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to temporary differences between the financial statement carrying value of assets and liabilities and their respective income tax bases. Deferred income tax assets or liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled. The calculation of current and deferred income taxes requires management to make estimates and assumptions and to exercise a certain amount of judgment concerning the carrying value of assets and liabilities. The current and deferred income tax assets and liabilities are also impacted by expectations about future operating results and the timing of reversal of temporary differences as well as possible audits of tax filings by regulatory agencies. Changes or differences in these estimates or assumptions may result in changes to the current and deferred tax assets and liabilities on the consolidated balance sheets and a charge to or recovery of income tax expense.

Deferred tax is recognized on any temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and the corresponding tax bases used in the computation of taxable earnings. The effect of a change in the enacted tax rates is recognized in net earnings and comprehensive income or in equity depending on the item to which the adjustment relates. Deferred tax assets are recognized to the extent future recovery is probable. At each reporting period end, deferred tax assets are evaluated for recoverability based on whether it is more likely than not that sufficient taxable earnings will be available to allow all or part of the asset to be recovered.

Impairment of Long-Lived Assets

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the periods ended December 31, 2019 and 2018.

Page	F-13

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

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

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” to provide clarity on how certain cash receipt and cash payment transactions are presented and classified within the statement of cash flows. The ASU is effective for annual periods beginning December 31, 2018, and its adoption did not impact our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASC 842”), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840) (“ASC 840”). ASC 842 requires lessees to recognize a lease liability and a right of use asset for all leases that extend beyond one year. This standard was adopted using the modified retrospective transition approach at the adoption date of January 1, 2019. This approach does not require the restatement of previous periods. The Company completed a qualitative and quantitative assessment of its leases from both a lessee and lessor perspective. As part of this process, the Company elected to utilize certain practical expedients that provided transition relief. Accordingly, the Company did not reassess expired or existing contracts, lease classifications or related initial direct costs as part of the assessment process for either lessee or lessor leases. From a lessor perspective, the Company recognizes revenue on rentals in accordance with Topic 842 on a straight line basis over the term of the lease. The adoption of this standard, from a lessee perspective, resulted in the recording of Right of Use (“ROU”) operating lease assets as a component of property and equipment, net and liabilities as a component of current and non-current liabilities of approximately $1.5 million on the Consolidated Balance Sheet as of January 1, 2019, with no impact to retained earnings. In addition, the Company elected as an accounting policy, not to record leases with an initial term of less than 12 months. (See Note 6 – “Debt and lease liabilities” for additional information and required disclosures.) Adoption of this standard had no change on finance leases previously subject to capital lease treatment under Topic 840.

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

Page	F-14

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Recently Issued Accounting Pronouncements

The Company is an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of all accounting standards until those standards would otherwise apply to private companies. The Company has elected to utilize this exemption and, as a result, our consolidated financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. To date, however, the Company has not delayed the adoption of any accounting standards. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The ASU will be effective for interim and annual periods beginning January 1, 2020 for issuers and annual periods beginning January 1, 2023 for non-issuers. The Company anticipates adopting this ASU on January 1, 2023 given its smaller reporting company status and is still evaluating the impact of adoption on the consolidated financial statements in future periods.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. While the Company continues to evaluate the effect of adopting this guidance, the Company expects the fair value disclosures related to financial instruments, derivative instruments and hedging activities and earnout liabilities will be subject to the new standard.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new guidance also improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect of the new guidance.

3.	Correction of Prior Period Immaterial Errors

The Company has identified immaterial errors in the Company’s previously issued Consolidated Financial Statements related to revenue recognition. The Company previously recorded full monthly rental revenue for its durable medical equipment in the month of billing instead of on a daily, pro-rata basis over the lease term, consistent with the straight-line methodology required by ASC 840 and ASC 842. As a result, the Company has made certain corrections to defer revenue for rental days that extend outside of the reporting period, as well as the associated direct incremental cost of the lease.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim or annual periods prior to December 31, 2019, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period annual financial statements was immaterial; however, the cumulative effect of correcting all of the prior period misstatements in the current year would be material to the current year consolidated financial statements. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such immaterial misstatements does not require previously filed reports to be amended.

The cumulative effect of adjustments required to correct the misstatements in the financial statements for years prior to 2019 are reflected in the 2018 financial statements. The cumulative effect of those adjustments on all periods prior to 2018 decreased retained earnings as of December 31, 2017 by $1.8 million. The Consolidated Balance Sheet and Statements of Income, Changes in Shareholders' Equity, and Cash Flows have been adjusted to reflect the correction for the year ended December 31, 2018.

The Company’s consolidated financial statements have been revised from the amounts previously reported to correct these errors as shown in the tables below. We also revised our financial statements for each of the interim periods in the years ended December 31, 2019 and 2018. See Note 13.

Page	F-15

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Consolidated Balance Sheet as of December 31, 2018:

	As Previously Reported	Corrections	As Adjusted
Prepaid expenses and other assets	$824	$128	$952
Total current assets	22,963	128	23,091
Total assets	53,525	128	53,653
Deferred revenue	—	2,590	2,590
Total current liabilities	16,981	2,590	19,571
Total liabilities	18,492	2,590	21,082
Retained earnings	29,572	(2,462)	27,110
Total shareholders' equity	35,033	(2,462)	32,571
Total liabilities and shareholders' equity	53,525	128	53,653

Consolidated Statement of Income for the year ended December 31, 2018:

	As Previously Reported	Corrections	As Adjusted
Revenue	$65,271	$(807)	$64,464
Gross profit	48,582	(807)	47,775
Selling, general, and administrative	34,442	(138)	34,304
Income from operations	10,725	(669)	10,056
Net income before taxes	10,339	(669)	9,670
Net income and comprehensive income	10,177	(669)	9,508
Net income per share:
Basic	$0.27	$(0.02)	$0.25
Diluted	$0.26	$(0.02)	$0.24

Consolidated Statement of Cash Flows for the year ended December 31, 2018:

	As Previously Reported	Corrections	As Adjusted
Cash flows from operating activities:
Net income	$10,177	$(669)	$9,508
Increase in deferred revenue	—	807	807
(Increase) other current assets	(335)	(138)	(473)

Page	F-16

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

4.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment. In May 2019, the Company purchased a 77,000 square foot commercial building located in Lafayette, Louisiana to utilize as its corporate headquarters. The Building Term Note used to finance this purchase is further discussed in Note 6.

The following table details the Company’s fixed assets:

	December 31, 2019	December 31, 2018
Medical equipment	$56,202	$35,541
Furniture and equipment	2,350	1,174
Land	2,138	367
Buildings	6,351	264
Leasehold improvements	301	256
Vehicles	1,110	1,782
Less: Accumulated depreciation	(13,680)	(8,822)
Property and equipment, net of accumulated depreciation	$54,772	$30,562

Depreciation in the amount of $5,729,000 and $3,195,000 is included in the cost of revenue for the years ended December 31, 2019 and 2018, respectively. Included in medical equipment above is equipment acquired under finance lease obligations whose cost and accumulated depreciation at December 31, 2019 total $15,680,000 and $1,337,000, respectively. At December 31, 2018, cost and accumulated depreciation on equipment acquired under capital lease obligations was $7,943,000 and $1,100,000, respectively. Medical equipment purchases with a cost of $2,817,000 and $4,785,000 was included in accounts payable at December 31, 2019 and 2018, respectively.

5.	Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	December 31, 2019	December 31, 2018
Accrued trade payables	$1,023	$960
Accrued commissions payable	371	315
Accrued bonuses payable	2,292	3,788
Accrued vacation and payroll	1,502	1,012
Current portion of phantom share liability	3,129	1,476
Accrued other liabilities	651	—
Total accrued liabilities	$8,968	$7,551

6.     Debt and Lease Liabilities

Senior Credit Facility

On February 20, 2018, the Company entered into a two year commercial business loan agreement with Hancock Whitney Bank. Any amounts advanced will be secured by substantially all assets and carry an interest rate of one month ICE libor plus 3.00%, with a 4.00% interest rate floor. Advances on the line of credit initially were subject to a borrowing base as determined in accordance with the loan agreement, which was based on the value of the Company's accounts receivable balance.

On March 19, 2019, the Company entered into an amendment to the loan agreement increasing the available line of credit from $5.0 million to $10.0 million and extending the expiration date to March 19, 2021. In addition, the borrowing base restriction was removed from the loan agreement.

Page	F-17

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

On September 19, 2019, in conjunction with the Term Note described below, the Company entered into a third amendment to the loan agreement, which, among other things, replaced the financial covenants in the loan agreement with the following:

Financial Covenant	Required Ratio	Ratio as of December 31, 2019
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	1.03
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	4.41
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.72

The Company was in compliance with all covenants in effect at December 31, 2019. There were no borrowings against this line of credit at December 31, 2019 and December 31, 2018.

Commercial Term Notes

On May 30, 2019, the Company entered into a second amendment to the loan agreement providing for a term note (the “Building Term Note”) in favor of Hancock Whitney Bank in the principal amount of $4,845,000. The proceeds of the Building Term Note were used to purchase a building to utilize as a corporate headquarters. Beginning July 1, 2019, the Company began making monthly payments towards the outstanding balance. The Building Term Note matures on May 30, 2026 and is secured by substantially all of the assets of the borrowers, including the real property acquired with the proceeds of the Building Term Note. The Building Term Note bears interest at a variable rate equal to the one month ICE libor index plus a margin of 2.45% per annum. The Company is required to maintain a loan to value ratio of 85% with respect to the appraised value of the real property. In connection with the Building Term Note, the Company entered into an interest rate swap transaction (the "Interest Rate Swap Transaction") with Hancock Whitney Bank effectively fixing the interest rate for the Building Term Note at 4.68%.

The Company incurred immaterial financing costs related to the real property acquired with the proceeds of the Building Term Note. These deferred financing costs are amortized over the term of the loan using the effective interest method.

On September 19, 2019, the Company entered into a third amendment to the loan agreement providing for a term note (the “Term Note") in favor of Hancock Whitney Bank in the principal amount of $5,000,000. The proceeds of the Term Note will be used for general corporate purposes. Beginning October 19, 2019, the Company started making monthly principal payments of $139,000 towards the outstanding balance. The Term Note matures on September 19, 2022 and is secured by substantially all of the assets of the borrowers. The Term Note bears interest at the rate of 4.60% per annum.

The Company has recognized these term notes, which have terms greater than twelve months, as follows:

	December 31, 2019	December 31, 2018
Notes payable	$9,379	$—
Less:
Current portion of notes payable	(1,750)	—
Net long-term notes payable	$7,629	$—

The table below represents the future minimum principal and interest obligations for the term notes as of December 31, 2019:

	Principal Payments	Interest Payments(1)
2020	$1,750	$400
2021	1,837	319
2022	1,475	235
2023	167	201
2024	176	194
Thereafter	3,974	273
Total	$9,379	$1,622
(1) Interest payments under the term notes have effective interest rates of 4.68% and 4.60% per annum.

Page	F-18

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	December 31, 2019	December 31, 2018
Lease liabilities	$10,132	$3,425
Less:
Current portion of lease liabilities	(7,093)	(3,031)
Net long-term lease liabilities	$3,039	$394

Finance lease liabilities

The Company has various finance leases for equipment with an implied interest rate at fixed rates of up to 10.98%, secured by equipment, due between 2020 and 2022. The Company's weighted average interest rate was 2.48% and 1.78% for all finance lease liabilities outstanding as of December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the weighted average lease term was approximately 1.07 years and 0.88 years.

Minimum payments and interest for finance lease obligations required over the next five years as of December 31, 2019, are as follows:

	Principal Payments	Interest Payments
2020	$6,538	$155
2021	1,804	35
2022	11	—
Total	$8,353	$190

Interest expense related to these finance lease obligations for the year ended December 31, 2019 amounted to $147,000. Interest expense related to these finance lease obligations for the year ended December 31, 2018 amounted to $181,000.

Operating lease liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that the Company will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At December 31, 2019, the weighted average lease term was approximately 4.05 years.

Minimum payments and interest for operating lease liabilities required over the next five years as of December 31, 2019, are as follows:

	Principal Payments	Interest Payments
2020	$555	$72
2021	472	51
2022	212	36
2023	224	24
2024	227	12
Thereafter	89	1
Total	$1,779	$196

Page	F-19

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Operating rental expenses were $408,000 for the year ended December 31, 2019 and $404,000 for the year ended December 31, 2018.

Included within these operating lease liabilities are real property leases for real estate from a related party. On August 1, 2015, the Company entered a ten-year triple net lease agreement for office space with a rental company that is affiliated with the Company’s CEO, Casey Hoyt, and President, Michael Moore. Rental payments under these related party lease agreements are $20,000 per month, plus taxes, utilities and maintenance. Total rental payments for the use of these properties were $242,000 for the year ended December 31, 2019 and $235,000 for the year ended December 31, 2018. The expense for these related party rents has been included within selling, general and administrative expenses.

7.	Fair Value Measurement

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

The Company’s cash and cash equivalents are measured using Level 1 inputs and include cash on hand, deposits in banks, certificates of deposit and money market funds. Due to their short-term nature, the carrying amounts reported in the consolidated balance sheets approximate the fair value of cash and cash equivalents.

The fair value of debt is classified as Level 2 for the periods presented and approximates its carrying value.

Warrants

Pursuant to the Arrangement with PHM effective December 21, 2017, PHM common share purchase warrant holders each received one tenth (1/10) of one warrant to purchase one common share of the Company. The warrants conversion feature is denominated in Canadian dollars which is different from the functional currency of the Company, which is U.S. dollars. The conversion feature is treated as a derivative financial liability and the fair value movement during the period is recognized in the Consolidated Statement of Income and Comprehensive Income. The change in the value of warrants has been recorded as an unrealized (gain) loss on derivative financial liability in the Consolidated Statements of Income and Comprehensive Income. All unexercised warrants expired during the period ended December 31, 2019.

The warrant derivative financial liability was valued using Level 3 inputs from the fair value hierarchy.

Page	F-20

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

There were 133,000 warrants exercised at a weighted average price of $2.60 (CAD$) per common share and 44,000 warrants that expired during the year ended December 31, 2019. No warrants were issued during the year ended December 31, 2018. A summary of the change in fair value of warrant conversion liability is as follows for the period ended December 31, 2019 and December 31, 2018:

Warrant Conversion Liability
Balance December 31, 2017	$158
Warrants issued	—
Loss on warrant conversion liability	205
Balance December 31, 2018	$363
Warrants issued	—
Unrealized gain on warrant conversion liability	(363)
Balance December 31, 2019	$—

Derivative instruments and hedging activities

We currently have one interest rate swap contract in place, which became effective on May 31, 2019 and has been designated as a cash flow hedge. This swap contract matures on May 30, 2026. This swap contract converts the variable interest rate to a fixed interest rate on borrowings under the Building Term Note. As of December 31, 2019, the notional amount of the interest rate swap was $4.8 million and will be amortized over the term of the swap. The fair value was $0.2 million (determined based on Level 2 inputs) and is included in Accrued liabilities, as a component of Long-term liabilities as of December 31, 2019.

During 2019, losses recognized as a result of ineffectiveness were immaterial.

8.	Shareholders' Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares, with no stated par value.

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. As of December 31, 2019 and 2018, 37,952,660 and 37,500,815 shares were issued and outstanding, respectively.

On November 26, 2018, the Company announced that the TSX had accepted the Company’s notice of intention to make a Normal Course Issuer Bid (the “NCIB”) for its common shares in compliance with the requirements of the TSX. As of November 29, 2018, the Company was able to commence making purchases of up to a maximum of 1,875,575 common shares, which represented approximately 5% of the Company’s issued and outstanding common shares at the time. The NCIB covered the period from November 29, 2018 to November 28, 2019.

For the year ended December 31, 2019, the Company re-purchased and canceled 365,100 common shares at a cost of $1,522,000 pursuant to the NCIB that went into effect on November 29, 2018. Total shares repurchased under the NCIB were 775,803 as of December 31, 2019. The Company’s retained earnings were reduced by the amount paid for the shares repurchased for cancellation.

Page	F-21

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Warrants

All outstanding warrants expired unexercised on August 27, 2019. The following table summarizes warrant activity during the years ended December 31, 2019 and 2018:

	Number of warrants (000's)	Weighted average exercise price (CAD$)
Balance December 31, 2017	2,601	$9.74
Exercised	(2)	2.60
Expired	(2,422)	10.27
Balance December 31, 2018	177	$2.60
Issued	—	—
Exercised	(133)	2.60
Expired	(44)	2.60
Balance December 31, 2019	—	$—

No warrants were issued, 133,000 warrants were exercised at a weighted price of $2.60 (CAD$) per share, and 44,000 warrants expired during the year ended December 31, 2019.

Stock-based compensation

At the Company's annual and special meeting of shareholders held on July 17, 2018, shareholders of the Company passed a resolution approving the RSU and Option Plans (collectively, the “Plan”). The purpose of the Plan is to provide incentives to employees, directors, officers, management companies, and consultants who provide services to the Company or any of its subsidiaries. The Plan is a “fixed” stock plan, whereby the maximum number of the Company's shares reserved for issuance, combined with any equity securities granted under all other compensation arrangements adopted by the Company, may not exceed 7,582,000 shares (equal to 20% of the issued and outstanding shares of the Company as of the date of the Arrangement). As of December 31, 2019, the Company had outstanding issuances of options of 2,683,000 and restricted stock units of 1,139,000 under the Plan.

The following table summarizes stock-based compensation for the years ended December 31, 2019 and 2018:

	For the Years Ended
	December 31, 2019	December 31, 2018
Stock-based compensation - options	$2,642	$802
Stock-based compensation - restricted stock	1,244	1,900
Total	$3,886	$2,702

At December 31, 2019, there was approximately $1,947,000 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.05 years. As of December 31, 2019, there was approximately $657,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 0.55 years.

Page	F-22

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Options

The following table summarizes stock option activity for the years ended December 31, 2019 and 2018:

	Number of options (000's)	Weighted average exercise price (CAD$)	Weighted average remaining contractual life	Aggregate Intrinsic Value(1)
Balance December 31, 2017	878	$4.31	2.3 years	$65
Issued	696	2.27
Expired / Forfeited	(29)	4.43
Balance December 31, 2018	1,545	$3.39	5.8 years	$1,605
Issued	1,269	5.77
Exercised	(42)	4.30
Expired / Forfeited	(89)	7.54
Balance December 31, 2019	2,683	$4.36	6.7 years	$7,790
(1) The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

The aggregate intrinsic value of options outstanding was $7,790,000 and options exercisable were $3,431,000 at December 31, 2019. There were 42,168 options exercised during the fiscal year ended December 31, 2019. There were no options exercised during the fiscal year ended December 31, 2018.

At December 31, 2019, the Company had 1,037,000 exercisable stock options outstanding with a weighted average exercise price of CAD $3.83 and a weighted average remaining contractual life of 3.5 years. At December 31, 2018, the Company had 851,000 exercisable stock options outstanding with a weighted average exercise price of CAD $4.30 and a weighted average remaining contractual life of 3.2 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the proper vesting period, using the Black-Scholes option pricing model calculated using the following assumptions for issuances during the years ended December 31, 2019 and 2018:

	2019	2018
Exercise price ($CAD)	$5.49 - $9.62 ($CAD)	$2.18 ($CAD)
Risk-free interest rate	1.59 - 1.96%	2.27%
Expected volatility	73 - 81%	138.14%
Expected life of options	10 Years	10 Years
Expected dividend yield	Nil	Nil
Fair value on date of grant ($USD)	$3.40 - $5.52 ($USD)	$2.27 ($USD)

Page	F-23

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Restricted stock units

The Company has a restricted stock unit plan ("RSU Plan"), which it uses for grants to directors, officers, and employees. The Company accounts for restricted stock units using fair value. The fair value of the restricted stock units has been charged to the consolidated statements of income and comprehensive income and credited to additional paid-in capital over the proper vesting period, based on the stock price on the date of grant. Restricted stock units vest generally over a one or three-year period. The Company accounts for forfeitures on restricted stock units under ASU 2016-09 and recognizes forfeitures in the period in which they occur.

The following table summarizes restricted stock unit activity for the years ended December 31, 2019 and 2018:

	Number of Restricted Stock Units (000's)	Weighted average grant price (CAD$)	Weighted average remaining contractual life	Aggregate Intrinsic Value(1)
Balance December 31, 2017	—	$—	—	$—
Issued	1,774	2.41
Expired / Forfeited	(59)	2.25
Balance December 31, 2018	1,715	$2.41	1.01 years	$6,575
Issued	120	6.90
Vested	(641)	2.68
Expired / Forfeited	(55)	2.25
Balance December 31, 2019	1,139	$2.74	0.55 years	$7,129
(1) The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

The Company issued restricted stock units to employees totaling 120,444 and 1,774,347 during the fiscal years 2019 and 2018, respectively, with a vesting term of one to three years and fair values ranging from $1.71 ($USD) to $6.14 ($USD) per share.

Phantom share units

The Company has a phantom share unit plan, which it uses for grants to directors, officers, and employees. Phantom share units granted under the plan are non-assignable and are settled in cash at vesting. Phantom share units vest annually over a three-year period.

The following table summarizes phantom share unit activity for the years ended December 31, 2019 and 2018:

Number of Phantom Share Units (000's)
Balance December 31, 2017	—
Issued	1,793
Expired / Forfeited	(101)
Balance December 31, 2018	1,692
Issued	351
Vested	(550)
Expired / Forfeited	(143)
Balance December 31, 2019	1,350

Page	F-24

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities, using a valuation method with the following inputs:

	December 31, 2019	December 31, 2018
Share price	$ 8.13 (CAD$)	$ 5.23 (CAD$)
Remaining life of phantom share units	0.36 - 2.36 Years	0.5 - 3 Years
Calculated fair value of phantom share units	$5,290	$2,593

The total liability associated with phantom share units at December 31, 2019 is $5,290,000, with $2,161,000 of this balance included in long-term accrued liabilities and the remaining portion of $3,129,000 in current accrued liabilities. Accrued liability and related expense is determined at each reporting period based on the stock price at period end.

9.	Commitments and Contingencies

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $615,000 and $440,000 for the years ended December 31, 2019 and 2018, respectively.

10.	Income Taxes

Income taxes are computed in accordance with the provisions of ASC Topic 740, which requires, among other things, a liability approach to calculating deferred income taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company is required to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company’s estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of related assets and liabilities in the period in which such events occur. Such adjustment may have a material impact on the Company’s income tax provision and results of operations.

At December 31, 2019 and 2018, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2016. The Company's annual estimated effective tax rate for 2019 is 3.08%, as compared to the effective tax rate of 1.67% for the year ended December 31, 2018. The primary component of the annual effective tax rate relates to the Company's current state income taxes, as the Company continues to generate taxable losses for U.S. federal income tax purposes.

Page	F-25

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

The following table reconciles income taxes calculated at combined U.S. federal and state tax rates with income tax expense in the financial statements:

	Year Ended
	December 31, 2019	December 31, 2018(1)
Net income before income taxes	$8,796	$9,670
Statutory income tax rate	21.0%	21.0%
Computed provision for income taxes	1,847	2,031
State income tax expense	632	473
Permanent differences	264	327
Deferred balance adjustments	(922)	43
Tax rate changes	—	(1,161)
Changes in valuation allowance for deferred tax assets	(1,550)	(1,551)
Provision for income taxes	$271	$162
(1) Net income before income taxes has been updated to reflect the correction described in Note 3 to the Notes to the Consolidated Financial Statements.

The significant components of the provision for income taxes for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended
	December 31, 2019	December 31, 2018
Current taxes:
Federal	$—	$—
State	271	162
Foreign	—	—
Total current taxes	271	162
Deferred taxes	—	—
Provision for income taxes	$271	$162

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company computes deferred tax assets and liabilities in respect of taxes that are based on taxable profit. Taxable profit is understood to be a net, rather than gross, taxable amount that gives effect to both revenues and expenses. Taxable profit will often differ from accounting profit and management may need to exercise judgment to determine whether some taxes are income taxes (subject to deferred tax accounting) or operating expenses.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the differences are expected to be recovered or settled. The determination of the ability of the Company to utilize tax loss carry forwards to offset deferred tax liabilities requires management to exercise judgment and make certain assumptions about the future performance of the Company. Management is required to assess whether it is “probable” that the Company will benefit from these prior losses and other deferred tax assets. Changes in economic conditions and other factors could result in revisions to the estimates of the benefits to be realized or the timing of utilizing the losses.

Deferred tax assets and liabilities have been offset where they relate to income taxes levied by the same taxation authority and the Company has the legal right and intent to offset. A deferred tax asset has been recognized to the extent that the recoverability of deferred income tax assets is considered probable.

Page	F-26

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended
	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating losses - US	$2,460	$980
Non-capital losses - CAD	—	3
Goodwill(a)	13,149	14,403
Allowance for doubtful accounts	2,016	1,105
Accrued compensation and other	595	37
Accrued phantom stock	1,370	672
Stock-based compensation	1,516	914
Deferred Revenue	858	638
Lease Liability	460	—
Charitable Contributions	12	—
Other	40	—
UNICAP	5	19
481(a) adjustment	—	10
Total deferred tax assets	22,481	18,781

Deferred tax liabilities:
Right-Of-Use Asset	(460)	—
Property and equipment	(10,949)	(6,196)
Total deferred tax liabilities	(11,409)	(6,196)

Valuation allowance:
Net deferred tax asset before valuation allowance	11,072	12,585
Less: valuation allowance	(11,072)	(12,585)
Net deferred tax asset	—	—
(a)The Company elected to report the acquired assets at fair value at the time of the Company’s acquisition by PHM in 2015, and thus carries a goodwill asset for tax purposes subsequent to the transaction. The goodwill is amortized over 15 years for tax purposes.

The Company has US loss carryforwards that expire as noted in the table below. The remaining deductible temporary differences may be carried forward indefinitely. Deferred tax assets have not been recognized in respect of these items because it is not probable that future taxable profit will be available against which the group can utilize the benefits therefrom.

The Company has US loss carryforwards with the following expiry dates. A portion of these net operating losses are subject to limitation on use:

Year Ended
December 31, 2019
Expiring in 2034	$2,027
Expiring in 2037	$153
No expiry date	$7,319

Page	F-27

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	For the Years Ended
	December 31, 2019	December 31, 2018(1)
Numerator - basic and diluted:
Net income attributable to shareholders	$8,525	$9,508

Denominator:
Basic weighted-average number of common shares	37,716,864	37,892,118
Diluted weighted-average number of shares	39,747,509	39,677,704

Basic earnings per share	$0.23	$0.25
Diluted earnings per share	$0.21	$0.24

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	37,716,864	37,892,118
Stock options and other dilutive securities	2,030,645	1,785,586
Diluted weighted-average number of shares	39,747,509	39,677,704
(1)Net income attributable to shareholders, basic earnings per share, and diluted earnings per share have been updated to reflect the correction described in Note 3 to the Notes to Consolidated Financial Statements.

12.	Subsequent Events

Conversion of Accounts Payable into Short-term Capital Lease

Subsequent to December 31, 2019, the Company entered into a capital lease agreement with a third party and, as a result, $1,816,000 of accounts payable was converted to a short-term lease payable.

Page	F-28

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

13.	Unaudited Summarized Quarterly Financial Information

The Company has prepared the quarterly statements of income data on a basis consistent with the audited financial statements. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for any future period. The following tables set forth our unaudited quarterly statements of income data for each of the eight quarters in the period ended December 31, 2019 (in thousands):

	Year Ended December 31, 2019
	Dec. 31	Restated Sept. 30(1)	Restated Jun. 30(1)	Restated Mar. 31(1)
Net revenue	$21,448	$20,368	$20,325	$18,115
Gross profit	14,243	14,050	14,639	13,074
Income from operations	2,658	2,160	1,638	2,291
Net income	2,388	2,853	1,326	1,958
Net income per share:
Basic	$0.06	$0.08	$0.04	$0.05
Diluted	$0.06	$0.07	$0.03	$0.05
(1)These quarters have been updated to reflect the reclassification as described in Note 2 and the correction of errors as described in Note 3.

	Year Ended December 31, 2018
	Dec. 31(2)	Sept. 30(2)	Jun. 30(2)	Mar. 31(2)
Net revenue	$18,363	$16,930	$15,208	$13,963
Gross profit	13,519	12,829	11,023	10,404
Income from operations	2,915	2,511	2,288	2,342
Net income	2,968	2,219	2,098	2,223
Net income per share:
Basic	$0.08	$0.06	$0.05	$0.06
Diluted	$0.07	$0.06	$0.05	$0.06
(2)These quarters have been updated to reflect the correction of immaterial errors as described in Note 3.

As described in Note 3 certain corrections have been made to the Company’s previously issued Consolidated Financial Statements. The following tables present the effects of such adjustments on the Company’s unaudited summarized quarterly financial information. The effects of these adjustments were material to the Company's previously issued June 30, 2019 and September 30, 2019 quarterly financial statements and, accordingly, such periods have been restated. The tables below reflect the effect of the required adjustments on each of the quarterly periods for 2018 and the first three quarters of 2019. Also included in the 2019 tables below are the effects of the changes in the presentation of bad debt expense as the result of the adoption of ASC 842, as fully explained in Note 2. We have not included cash flow information in these tables as there is no change to total operating, investing, or financing cash flows as a result of the correction of these errors in any of the periods in the tables presented below.

Page	F-29

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

	For the three months ended March 31, 2019				For the three months ended March 31, 2018
	Previously Reported	Bad Debt Presentation	Corrections	As Restated	Previously Reported	Corrections	As Revised
Net revenue	$20,443	$(2,125)	$(203)	$18,115	$14,111	$(148)	$13,963
Cost of revenue	5,041	—	—	5,041	3,559	—	3,559
Gross profit	15,402	(2,125)	(203)	13,074	10,552	(148)	10,404
Operating Expenses
Selling, general and administrative	11,592	(2,125)	(7)	9,460	7,289	(30)	7,259
Research and development	234	—	—	234	—	—	—
Stock-based compensation	880	—	—	880	561	—	561
Depreciation	129	—	—	129	206	—	206
Loss on disposal of property and equipment	56	—	—	56	36	—	36
Other expense	24	—	—	24	—	—	—
Income from operations	2,487	—	(196)	2,291	2,460	(118)	2,342
Non-operating expenses
Unrealized loss on warrant conversion liability	169	—	—	169	72	—	72
Interest expense, net of interest income	26	—	—	26	47	—	47
Net income before taxes	2,292	—	(196)	2,096	2,341	(118)	2,223
Provision for income taxes	138	—	—	138	—	—	—
Net income	2,154	—	(196)	1,958	2,341	(118)	2,223
Net income per share:
Basic	$0.06	$—	$(0.01)	$0.05	$0.06	$—	$0.06
Diluted	$0.05	$—	$—	$0.05	$0.06	$—	$0.06

Page	F-30

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

	For the three months ended June 30, 2019				For the three months ended June 30, 2018
	Previously Reported	Bad Debt Presentation	Corrections	As Restated	Previously Reported	Corrections	As Revised
Net revenue	$22,547	$(1,733)	$(489)	$20,325	$15,508	$(300)	$15,208
Cost of revenue	5,686	—	—	5,686	4,185	—	4,185
Gross profit	16,861	(1,733)	(489)	14,639	11,323	(300)	11,023
Operating Expenses
Selling, general and administrative	13,244	(1,733)	5	11,516	7,919	(32)	7,887
Research and development	203	—	—	203	—	—	—
Stock-based compensation	1,034	—	—	1,034	665	—	665
Depreciation	138	—	—	138	124	—	124
Loss on disposal of property and equipment	85	—	—	85	52	—	52
Other expense	25	—	—	25	7	—	7
Income from operations	2,132	—	(494)	1,638	2,556	(268)	2,288
Non-operating expenses
Unrealized loss on warrant conversion liability	268	—	—	268	123	—	123
Interest expense, net of interest income	20	—	—	20	67	—	67
Net income before taxes	1,844	—	(494)	1,350	2,366	(268)	2,098
Provision for income taxes	24	—	—	24	—	—	—
Net income	1,820	—	(494)	1,326	2,366	(268)	2,098
Net income per share:
Basic	$0.05	$—	$(0.01)	$0.04	$0.06	$(0.01)	$0.05
Diluted	$0.05	$—	$(0.02)	$0.03	$0.06	$(0.01)	$0.05

Page	F-31

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

	For the three months ended September 30, 2019				For the three months ended September 30, 2018
	Previously Reported	Bad Debt Presentation	Corrections	As Restated	Previously Reported	Corrections	As Revised
Net revenue	$23,525	$(3,078)	$(79)	$20,368	$17,163	$(233)	$16,930
Cost of revenue	6,318	—	—	6,318	4,101	—	4,101
Gross profit	17,207	(3,078)	(79)	14,050	13,062	(233)	12,829
Operating Expenses
Selling, general and administrative	13,281	(3,078)	28	10,231	9,490	(28)	9,462
Research and development	208	—	—	208	—	—	—
Stock-based compensation	1,064	—	—	1,064	672	—	672
Depreciation	193	—	—	193	128	—	128
Loss on disposal of property and equipment	167	—	—	167	23	—	23
Other expense	27	—	—	27	33	—	33
Income from operations	2,267	—	(107)	2,160	2,716	(205)	2,511
Non-operating expenses
Unrealized (gain) loss on warrant conversion liability	(800)	—	—	(800)	220	—	220
Interest expense, net of interest income	56	—	—	56	37	—	37
Net income before taxes	3,011	—	(107)	2,904	2,459	(205)	2,254
Provision for income taxes	51	—	—	51	35	—	35
Net income	2,960	—	(107)	2,853	2,424	(205)	2,219
Net income per share:
Basic	$0.08	$—	$—	$0.08	$0.06	$—	$0.06
Diluted	$0.07	$—	$—	$0.07	$0.06	$—	$0.06

	For the three months ended
	December 31, 2018
	Previously Reported	Corrections	As Revised
Net revenue	$18,489	$(126)	$18,363
Cost of revenue	4,844	—	4,844
Gross profit	13,645	(126)	13,519
Operating Expenses
Selling, general and administrative	9,744	(48)	9,696
Research and development	—	—	—
Stock-based compensation	804	—	804
Depreciation	130	—	130
Loss (gain) on disposal of property and equipment	(57)	—	(57)
Other expense	31	—	31
Income from operations	2,993	(78)	2,915
Non-operating expenses
Unrealized (gain) loss on warrant conversion liability	(210)	—	(210)
Interest expense, net of interest income	30	—	30
Net income before taxes	3,173	(78)	3,095
Provision for income taxes	127	—	127
Net income	3,046	(78)	2,968
Net income per share:
Basic	$0.08	$—	$0.08
Diluted	$0.08	$(0.01)	$0.07

Page	F-32

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

	As of			As of
	March 31, 2018			June 30, 2018
	Previously Reported	Corrections	As Revised	Previously Reported	Corrections	As Revised
ASSETS
Current assets
Cash and cash equivalents	$4,634	$—	$4,634	$8,551	$—	$8,551
Accounts receivable	10,687	—	10,687	7,857	—	7,857
Inventory	1,959	—	1,959	1,935	—	1,935
Prepaid expenses and other assets	560	90	650	491	88	579
Total current assets	17,840	90	17,930	18,834	88	18,922
Long-term assets
Property and equipment	22,726	—	22,726	25,334	—	25,334
Other assets	—	—	—	—	—	—
Total long-term assets	22,726	—	22,726	25,334	—	25,334
TOTAL ASSETS	$40,566	$90	$40,656	$44,168	$88	$44,256

LIABILITIES
Current liabilities
Trade payables	$2,780	$—	$2,780	$3,266	$—	$3,266
Deferred revenue	—	1,997	1,997	—	2,267	2,267
Income taxes payable	110	—	110	73	—	73
Accrued liabilities	4,246	—	4,246	4,552	—	4,552
Current portion of lease liabilities	5,247	—	5,247	4,947	—	4,947
Current portion of long-term debt	—	—	—	—	—	—
Warrant conversion liability	230	—	230	353	—	353
Total current liabilities	12,613	1,997	14,610	13,191	2,267	15,458
Long-term liabilities
Accrued liabilities	—	—	—	252	—	252
Long-term lease liabilities	1,307	—	1,307	1,048	—	1,048
Long-term debt	—	—	—	—	—	—
Total long-term liabilities	1,307	—	1,307	1,300	—	1,300
TOTAL LIABILITIES	13,920	1,997	15,917	14,491	2,267	16,758

SHAREHOLDERS’ EQUITY
Common stock	67	—	67	67	—	67
Additional paid-in capital	3,249	—	3,249	3,914	—	3,914
Accumulated other comprehensive loss	—	—	—	—	—	—
Retained earnings	23,330	(1,907)	21,423	25,696	(2,179)	23,517
TOTAL SHAREHOLDERS’ EQUITY	26,646	(1,907)	24,739	29,677	(2,179)	27,498
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,566	$90	$40,656	$44,168	$88	$44,256

Page	F-33

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

	As of			As of
	September 30, 2018			December 31, 2018
	Previously Reported	Corrections	As Revised	Previously Reported	Corrections	As Revised
ASSETS
Current assets
Cash and cash equivalents	$10,174	$—	$10,174	$10,413	$—	$10,413
Accounts receivable	8,392	—	8,392	8,839	—	8,839
Inventory	2,377	—	2,377	2,887	—	2,887
Prepaid expenses and other assets	956	93	1,049	824	128	952
Total current assets	21,899	93	21,992	22,963	128	23,091
Long-term assets
Property and equipment	27,248	—	27,248	30,562	—	30,562
Other assets	—	—	—	—	—	—
Total long-term assets	27,248	—	27,248	30,562	—	30,562
TOTAL ASSETS	$49,147	$93	$49,240	$53,525	$128	$53,653

LIABILITIES
Current liabilities
Trade payables	$3,683	$—	$3,683	$5,884	$—	$5,884
Deferred revenue	—	2,477	2,477	—	2,590	2,590
Income taxes payable	74	—	74	152	—	152
Accrued liabilities	5,741	—	5,741	7,551	—	7,551
Current portion of lease liabilities	4,646	—	4,646	3,031	—	3,031
Current portion of long-term debt	—	—	—	—	—	—
Warrant conversion liability	572	—	572	363	—	363
Total current liabilities	14,716	2,477	17,193	16,981	2,590	19,571
Long-term liabilities
Accrued liabilities	936	—	936	1,117	—	1,117
Long-term lease liabilities	719	—	719	394	—	394
Long-term debt	—	—	—	—	—	—
Total long-term liabilities	1,655	—	1,655	1,511	—	1,511
TOTAL LIABILITIES	16,371	2,477	18,848	18,492	2,590	21,082

SHAREHOLDERS’ EQUITY
Common stock	70	—	70	71	—	71
Additional paid-in capital	4,586	—	4,586	5,390	—	5,390
Accumulated other comprehensive loss	—	—	—	—	—	—
Retained earnings	28,120	(2,384)	25,736	29,572	(2,462)	27,110
TOTAL SHAREHOLDERS’ EQUITY	32,776	(2,384)	30,392	35,033	(2,462)	32,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,147	$93	$49,240	$53,525	$128	$53,653

Page	F-34

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

	As of			As of
	March 31, 2019			June 30, 2019
	Previously Reported	Corrections	As Restated	Previously Reported	Corrections	As Restated
ASSETS
Current assets
Cash and cash equivalents	$7,410	$—	$7,410	$7,691	$—	$7,691
Accounts receivable	11,666	—	11,666	12,797	—	12,797
Inventory	3,615	—	3,615	3,712	—	3,712
Prepaid expenses and other assets	922	135	1,057	861	128	989
Total current assets	23,613	135	23,748	25,061	128	25,189
Long-term assets
Property and equipment	34,970	—	34,970	45,803	—	45,803
Other assets	—	—	—	22	—	22
Total long-term assets	34,970	—	34,970	45,825	—	45,825
TOTAL ASSETS	$58,583	$135	$58,718	$70,886	$128	$71,014

LIABILITIES
Current liabilities
Trade payables	$6,388	$—	$6,388	$7,818	$—	$7,818
Deferred revenue	—	2,793	2,793	—	3,281	3,281
Income taxes payable	148	—	148	—	—	—
Accrued liabilities	5,850	—	5,850	6,950	—	6,950
Current portion of lease liabilities	5,966	—	5,966	8,410	—	8,410
Current portion of long-term debt	—	—	—	133	—	133
Warrant conversion liability	532	—	532	800	—	800
Total current liabilities	18,884	2,793	21,677	24,111	3,281	27,392
Long-term liabilities
Accrued liabilities	1,962	—	1,962	1,685	—	1,685
Long-term lease liabilities	1,188	—	1,188	1,098	—	1,098
Long-term debt	—	—	—	4,703	—	4,703
Total long-term liabilities	3,150	—	3,150	7,486	—	7,486
TOTAL LIABILITIES	22,034	2,793	24,827	31,597	3,281	34,878

SHAREHOLDERS’ EQUITY
Common stock	2,277	—	2,277	2,350	—	2,350
Additional paid-in capital	4,068	—	4,068	5,063	—	5,063
Accumulated other comprehensive loss	—	—	—	(148)	—	(148)
Retained earnings	30,204	(2,658)	27,546	32,024	(3,153)	28,871
TOTAL SHAREHOLDERS’ EQUITY	$36,549	$(2,658)	$33,891	$39,289	$(3,153)	$36,136
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,583	$135	$58,718	$70,886	$128	$71,014

Page	F-35

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

	As of
	September 30, 2019
	Previously Reported	Corrections	As Restated
ASSETS
Current assets
Cash and cash equivalents	$12,630	$—	$12,630
Accounts receivable	11,729	—	11,729
Inventory	1,266	—	1,266
Prepaid expenses and other assets	2,078	100	2,178
Total current assets	27,703	100	27,803
Long-term assets
Property and equipment	52,161	—	52,161
Other assets	17	—	17
Total long-term assets	52,178	—	52,178
TOTAL ASSETS	$79,881	$100	$79,981

LIABILITIES
Current liabilities
Trade payables	$4,072	$—	$4,072
Deferred revenue	—	3,360	3,360
Income taxes payable	28	—	28
Accrued liabilities	8,600	—	8,600
Current portion of lease liabilities	8,767	—	8,767
Current portion of long-term debt	1,728	—	1,728
Warrant conversion liability	—	—	—
Total current liabilities	23,195	3,360	26,555
Long-term liabilities
Accrued liabilities	2,213	—	2,213
Long-term lease liabilities	2,813	—	2,813
Long-term debt	8,076	—	8,076
Total long-term liabilities	13,102	—	13,102
TOTAL LIABILITIES	36,297	3,360	39,657

SHAREHOLDERS’ EQUITY
Common stock	3,366	—	3,366
Additional paid-in capital	5,470	—	5,470
Accumulated other comprehensive loss	(236)	—	(236)
Retained earnings	34,984	(3,260)	31,724
TOTAL SHAREHOLDERS’ EQUITY	43,584	(3,260)	40,324
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,881	$100	$79,981

Page	F-36

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Item. 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of December 31, 2019 due to the material weakness in internal control over financial reporting described below.

The Company's management concluded that notwithstanding the existence of the material weakness, the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. The Company’s management has developed a plan to remediate during 2020 the identified material weakness as described below under the section "Remediation Efforts with Respect to the Material Weakness."

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls over the accounting for revenue related to the leasing of its medical equipment adequate to ensure that the lease income was appropriately recognized on a straight-line basis over the applicable lease term. This control deficiency resulted in adjustments to revenue, income before income taxes and net income for the year ended December 31, 2018, the 2018 quarterly periods and the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019. The Company concluded that the adjustments for the quarterly periods ended June 30, 2019 and September 30, 2019 resulted in a material misstatement of the interim consolidated financial statements for these periods. Accordingly, the Company’s management has determined that this control deficiency constituted a material weakness.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019.

Remediation Efforts with Respect to the Material Weakness

The Company's management has developed a remediation plan and will implement internal controls to begin monitoring its recognition of revenue on a monthly basis to ensure such revenue is recognized on a straight-line basis over the applicable lease term. The material weakness will not be considered remediated until the control has been implemented and the control operates for a sufficient period of time and the Company's management has concluded, through testing, that this control is effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting as of December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page	43

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Management Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Page	44

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2019 and 2018

Item 9B. Other Information

None.

Page	45

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. This code is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.viemed.com/investor-relations. We intend to disclose on our website any amendments or waivers to the code that are required to be disclosed by SEC rules.

Additional information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

Item 15. Exhibits, Financial Statement Schedules

a.	Documents filed as part of this report.

(1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

▪	Reports of Independent Registered Public Accounting Firms

▪	Balance Sheets as of December 31, 2019 and 2018

▪	Statements of Operations for the years ended December 31, 2019 and 2018

▪	Statements of Shareholders’ Equity for the years ended December 31, 2019 and 2018

▪	Statements of Cash Flows for the years ended December 31, 2019 and 2018

▪	Notes to Financial Statements

(2) Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

(3) Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-38973.

Page	46

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

Exhibit Number	Exhibit Title

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

*4.3	Description of Registrant's Securities.

10.1
Commercial Business Loan Agreement for Term Loans and Lines of Credit dated February 21, 2018 among Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC and Hancock Whitney Bank. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.2
Commercial Note made by Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC to Hancock Whitney Bank, dated as of March 19, 2019. Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.3
Security Agreement dated February 21, 2018 among Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC and Hancock Whitney Bank. Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.4
First Amendment to Commercial Business Loan Agreement for Term Loans and Lines of Credit dated March 19, 2019 among Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC and Hancock Whitney Bank. Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.5
Form of Indemnity Agreement between Viemed Healthcare, Inc. and its Directors and Executive Officers. Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

Page	47

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

+10.6	Amended and Restated Stock Option Plan of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.7
Amended and Restated Viemed Healthcare, Inc. Restricted Share Unit and Deferred Share Unit Plan. Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.8	Viemed Inc. Phantom Share Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.9	Form of Phantom Share Plan Award. Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.10	Viemed Inc. Annual Discretionary Cash Bonus Plan. Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.11
Second Amendment to Commercial Business Loan Agreement for Term Loans and Lines of Credit dated May 30, 2019 among Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC and Hancock Whitney Bank. Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.12
Commercial Term Note made by Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC to Hancock Whitney Bank, dated as of May 30, 2019. Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.13
Executive Employment Agreement dated effective June 3, 2019 by and between Casey Hoyt and Sleep Management, LLC. Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.14
Executive Employment Agreement dated effective June 3, 2019 by and between Michael B. Moore and Sleep Management, LLC. Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.15
Executive Employment Agreement dated effective June 3, 2019 by and between William T. Zehnder and Sleep Management, LLC. Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.16
Triple Net Lease Agreement dated December 1, 2015 by and between Moore Hoyt Rentals, LLC and Sleep Management LLC. Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.17
Triple Net Lease Agreement dated December 1, 2015 by and between Moore Hoyt Rentals, LLC and Home Sleep Delivered LLC. Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.18
Third Amendment to Commercial Business Loan Agreement for Term Loans and Lines of Credit dated September 19, 2019 among Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC and Hancock Whitney Bank. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2019.

10.19
Commercial Term Note made by Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC to Hancock Whitney Bank, dated as of September 19, 2019. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2019.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

*23.2	Consent of MNP, LLP, Independent Registered Public Accounting Firm

Page	48

VIEMED HEALTHCARE, INC.
December 31, 2019 and 2018

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Document.

* Filed herewithin.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
# Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Page	49