Form 10-Q
period 2020-03-31
VIEMED HEALTHCARE, INC.
filed 2020-05-05
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

As of April 29, 2020, there were 38,486,772 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
March 31, 2020 and 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At March 31, 2020	At December 31, 2019
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$8,409	$13,355
Accounts receivable, net of allowance for doubtful accounts of $10,196 and $7,782 at March 31, 2020 and December 31, 2019, respectively	2	15,443	11,534
Inventory, net	2	1,785	1,360
Prepaid expenses and other assets	2	4,514	1,562
Total current assets		$30,151	$27,811
Long-term assets
Property and equipment	3	56,632	54,772
Equity method investment		18	13
Total long-term assets		$56,650	$54,785
TOTAL ASSETS		$86,801	$82,596

LIABILITIES
Current liabilities
Trade payables		$6,380	$4,700
Deferred revenue		3,394	3,315
Income taxes payable		281	86
Accrued liabilities	4	6,886	8,968
Current portion of lease liabilities	5	7,433	7,093
Current portion of long-term debt	5	1,772	1,750
Total current liabilities		$26,146	$25,912
Long-term liabilities
Accrued liabilities	7	2,350	2,317
Long-term lease liabilities	5	2,330	3,039
Long-term debt	5	7,179	7,629
Total long-term liabilities		$11,859	$12,985
TOTAL LIABILITIES		$38,005	$38,897

Commitments and Contingencies		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,486,772 and 37,952,660 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	7	6,657	3,366
Additional paid-in capital		4,252	6,377
Accumulated other comprehensive loss		(469)	(157)
Retained earnings		38,356	34,113
TOTAL SHAREHOLDERS' EQUITY		$48,796	$43,699

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$86,801	$82,596

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended March 31,
	Note	2020	2019
Revenue	2	$23,806	$18,115

Cost of revenue		8,253	5,041

Gross profit		$15,553	$13,074

Operating Expenses
Selling, general and administrative		10,577	9,460
Research and development		174	234
Stock-based compensation	7	1,151	880
Depreciation		205	129
(Gain) loss on disposal of property and equipment		(1,169)	56
Income from operations		$4,615	$2,315

Non-operating expenses
Unrealized loss on warrant conversion liability	6	—	169
Loss from equity method investment		27	24
Interest expense, net of interest income	5	158	26

Net income before taxes		4,430	2,096
Provision for income taxes	9	187	138

Net income		$4,243	$1,958

Other Comprehensive Income
Change in unrealized loss on derivative instruments, net of tax		(312)	—
Other Comprehensive Loss		$(312)	$—

Comprehensive Income		$3,931	$1,958

Net income per share
Basic	11	$0.11	$0.05
Diluted	11	$0.11	$0.05

Weighted average number of common shares outstanding:
Basic	11	38,030,854	37,827,058
Diluted	11	39,677,983	39,449,123

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2018	37,500,815	$71	$5,390	$—	$27,110	$32,571
Stock-based compensation - options	—	—	578	—	—	578
Stock-based compensation - restricted stock	—	—	302	—	—	302
Options exercised	2,418	4	—	—	—	4
Shares issued for vesting of restricted stock units	539,965	2,202	(2,202)	—	—	—
Shares repurchased and canceled under the Normal Course Issuer Bid	(365,100)	—	—	—	(1,522)	(1,522)
Net Income	—	—	—	—	1,958	1,958
Shareholders' equity, March 31, 2019	37,678,098	$2,277	$4,068	$—	$27,546	$33,891

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2019	37,952,660	$3,366	$6,377	$(157)	$34,113	$43,699
Stock-based compensation - options	—	—	891	—	—	891
Stock-based compensation - restricted stock	—	—	260	—	—	260
Exercise of options	4,737	15	—	—	—	15
Shares issued for vesting of restricted stock units	529,375	3,276	(3,276)	—	—	—
Change in accumulated other comprehensive loss	—	—	—	(312)	—	(312)
Net Income	—	—	—	—	4,243	4,243
Shareholders' equity, March 31, 2020	38,486,772	$6,657	$4,252	$(469)	$38,356	$48,796

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Three Months Ended March 31,
	Note	2020	2019
Cash flows from operating activities
Net income		$4,243	$1,958
Adjustments for:
Depreciation		2,130	1,400
Change in allowance for doubtful accounts	2	2,846	2,125
Share-based compensation	7	1,151	880
Unrealized loss on warrant conversion liability	6	—	169
Loss on equity investment		27	24
(Gain) loss on disposal of property and equipment		(1,169)	56
Net change in working capital
Increase in accounts receivable		(6,755)	(4,952)
Increase in inventory		(425)	(728)
Increase in prepaid expenses and other current assets		(2,952)	(129)
Increase in trade payables		3,598	504
Increase in deferred revenue		79	203
Decrease in accrued liabilities		(2,361)	(856)
Increase (decrease) in income tax payable		195	(4)
Net cash provided by operating activities		$607	$650

Cash flows from investing activities
Purchase of property and equipment		(4,220)	(116)
Investment in equity method investment		(32)	—
Proceeds from sale of property and equipment		2,541	24
Net cash used in investing activities		$(1,711)	$(92)

Cash flows from financing activities
Proceeds from exercise of options		15	4
Principal payments on notes payable		(33)	—
Principal payments on term note		(395)	—
Shares repurchased and canceled under the Normal Course Issuer Bid		—	(1,522)
Repayments of lease liabilities, net of proceeds		(3,429)	(2,043)
Net cash used in financing activities		$(3,842)	$(3,561)

Net decrease in cash and cash equivalents		(4,946)	(3,003)
Cash and cash equivalents at beginning of year		13,355	10,413
Cash and cash equivalents at end of period		$8,409	$7,410

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$165	$26
Cash paid during the period for income taxes, net of refunds received		$(8)	$143
Supplemental disclosures of non-cash transactions
Property and equipment financed through finance leases		$3,002	$4,505
Property and equipment financed through leases under FASB ASC 842		$31	$1,267

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

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

The Company, through its subsidiaries, Viemed and HSD, provides in-home durable medical equipment ("DME") and health care solutions to patients in over 30 states in the United States. Viemed offers customers requiring respiratory services and related equipment an appropriate selection of home medical products including non-invasive ventilators, positive airway pressure (“PAP”) machines and oxygen units, as well as the services of experienced respiratory therapists. HSD provides in-home sleep apnea testing, allowing a patient to determine the existence of sleep apnea at home at a fraction of the cost of the traditional sleep lab environment. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

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

The Company’s shares are traded in Canada on the Toronto Stock Exchange under the symbol VMD.TO and in the U.S. on the Nasdaq Capital Market under the symbol VMD.

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements are unaudited, but reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Reporting currency

All values are in U.S. dollars ($ or "USD") unless specifically indicated otherwise. Canadian dollars are indicated as CAD$.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, accounts receivable and the related allowance for doubtful accounts, income tax provisions, and fair value of financial instruments. Actual results could differ from these estimates.

As of March 31, 2020, the COVID-19 pandemic is ongoing and the impacts of the pandemic on our business, financial condition and results of operations continue to evolve as of the date of this report. As a result, the impacts remain uncertain and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home, and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Accounts receivable

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

For the three months ended March 31, 2020, our assessment considered business and market disruptions caused by the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

The estimates and write-offs for the allowance for doubtful accounts for each reporting period were as follows:

	March 31, 2020	March 31, 2019
Balance, beginning of year	$7,782	$4,266
Provision for bad debts	2,846	2,125
Amounts written off	(432)	(502)
Balance, end of period	$10,196	$5,889

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

As of March 31, 2020 and 2019, no one customer represented more than 10% of outstanding accounts receivable. The Company does have receivables at March 31, 2020 from Medicare and Medicaid, representing 49% and 8%, respectively, and 57% combined, of total outstanding receivables (December 31, 2019 - 58%). As these receivables are both from government programs, there is little credit risk associated with these balances; however, these receivables are subject to billing modifications and other adjustments and estimates of the amounts of such adjustments are included in the allowance for doubtful accounts.

Revenues from Medicare and Medicaid accounted for 64% and 9%, respectively and 73% combined, of the Company's total revenues for the three months ended March 31, 2020. Revenues from Medicare and Medicaid accounted for 68% and 9%, respectively, and 77% combined, of the Company's total revenues for the three months ended March 31, 2019.

Property and equipment

Property and equipment is presented on the Condensed Consolidated Balance Sheets at historic cost less accumulated depreciation. Major renewals and improvements that extend the useful life of assets are capitalized to the respective property accounts, while maintenance and repairs, which do not extend the useful life of the respective assets, are expensed as incurred. Management has estimated the useful lives of equipment leased to customers. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Property and equipment are amortized on a straight-line basis over their estimated useful lives.

The estimated useful lives of the property and equipment are as follows:

Description	Estimated Useful Lives
Medical Equipment	1 - 10 Years
Computer Equipment	5 Years
Office Furniture & Fixtures	5 - 10 Years
Leasehold Improvements	Shorter of Useful Life or Lease
Vehicles	5 Years
Building	15 - 39 Years
Land	Indefinite Life

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

Prepaid expenses and other assets

Prepaid expenses and other current assets consists primarily of refundable deposits made for ventilators that have not been received by the Company, along with prepaid insurance, and prepaid rent.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

The Company's contracts with customers often include multiple products and services, and the Company evaluates these arrangements to determine the unit of accounting for revenue recognition purposes based on whether the product or service is distinct from other products or services in the arrangement and should be accounted for as a separate performance obligation. A product or service is distinct if the customer can benefit from it on its own or together with other readily available resources and the Company's ability to transfer the goods or services is separately identifiable from other promises in the contractual arrangement with the customer (e.g. patient). Revenue is then allocated to each separately identifiable good or service based on the standalone price of the items underlying the performance obligations. Most of the Company’s products fall in the Medicare Fee-for-Service (“FFS”) program which is a payment model where services are unbundled and paid for separately. These services are paid based on a Medicare determined price that is publicly available on the website for the Centers for Medicare & Medicaid Services (“CMS”). For commercial payors, DME companies must negotiate in-network pricing separately, though in general, the Company’s payors tend to benchmark their contract rates and coverage policies closely to those of Medicare.

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

The Company recognizes equipment rental revenue over the non-cancelable lease term, which is one month, less estimated adjustments, in accordance with Topic 842. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term.

The revenues from each major source are summarized in the following table:

	Three Months Ended March 31,
	2020	2019
Revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$18,792	$16,204
Other durable medical equipment rentals	2,131	797
Revenue from sales and services under Topic 606
Equipment and supply sales	1,533	778
COVID-19 response sales(1)	1,040	—
Service revenues	310	336
Total Revenues	$23,806	$18,115
(1) See Management's Discussion and Analysis for further discussion.

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

Under FASB Accounting Standards Codification Topic 842, the Company recognizes rental revenue on operating leases on a straight-line basis over the contractual lease term which varies based on the type of equipment rental. The lease term begins on the date products are delivered to patients, and revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private commercial payors, and Medicaid. Certain customer co-payments are included in revenue when considered probable of payment, which is generally when paid.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

Revenue Accounting under Topic 606

The Company sells DME, replacement parts and supplies to customers and recognizes revenue based on contractual payment rates as determined by the payors at the point in time where control of the good or service is transferred through delivery to the customer. The customer and, if applicable, the payors are generally charged at the time that the product is sold. For sales of equipment previously placed in service, proceeds associated with these sales are recorded to gain (loss) on disposal of property and equipment.

The Company also provides sleep study services to customers and recognizes revenue when the results of the sleep study are complete as that is when the performance obligation is met. The transaction price on both equipment sales and sleep studies is the amount that the Company expects to receive in exchange for the goods and services provided. Due to the nature of the DME business, gross charges are retail charges and generally do not reflect what the Company is ultimately paid. As such, the transaction price is constrained for the difference between the gross charge and what is estimated to be collected from payors and from patients. The transaction price therefore is predominantly based on contractual payment rates as determined by the payors. The Company does not generally contract with uninsured customers. The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

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

Returns and refunds are not accepted on either equipment sales or sleep study services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of March 31, 2020.

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC 718, "Compensation—Stock Compensation", which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. Stock-based compensation costs for restricted stock units are determined at the grant date based on the closing stock price. The expense of such stock-based compensation awards is recognized using the graded vesting attribution method over the vesting period and the offsetting credit is recorded as an increase in additional paid-in capital. Forfeitures are recorded as incurred. Any excess tax benefit or deficiency is recognized as a component of income taxes and within operating cash flows upon vesting of the share-based award.

Interest rate swaps

The Company utilizes an interest rate swap contract to reduce exposure to fluctuations in variable interest rates for future interest payments on the Term Note (as defined below).

For determining the fair value of the interest rate swap contract, the Company uses significant other observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. These fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves. The Company includes unrealized gains in Prepaid expenses and other assets, as a component of Long-term Assets, and unrealized losses in Accrued Liabilities, as a component of Long-term Liabilities on the Condensed Consolidated Balance Sheets.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

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

Net Income per Share Attributable to Common Stockholders

The Company uses the two-class method to compute net income per common share attributable to common stockholders because the Company issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings prior to the initial listing. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

Recently issued accounting pronouncements

The Company is an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of all accounting standards until those standards would otherwise apply to private companies. The Company has elected to utilize this exemption and, as a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. To date, however, the Company has not delayed the adoption of any accounting standards except as noted below. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. Among other things, the ASU expands the scope of the practical expedient that allows entities to exclude the accrued interest component of amortized cost from various disclosures required by ASC 326 to also include certain disclosures required by Topic 320. Entities that elect to apply the practical expedient must disclose the total amount of accrued interest that they exclude from their disclosures of amortized cost. The amendments have the same effective dates as ASU 2016-13 (Topic ASC 326) for entities that have not yet adopted that standard. For entities that early adopted ASU 2016-13 (Topic ASC 326), the amendments are effective for fiscal years beginning after December 15, 2019 and interim periods therein. Entities that early adopted ASU 2016-13 (Topic ASC 326) may early adopt the amendments.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

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

The following table details the Company’s fixed assets:

	March 31, 2020	December 31, 2019
Medical equipment	$59,169	$56,202
Furniture and equipment	2,442	2,350
Land	2,138	2,138
Buildings	6,458	6,351
Leasehold improvements	301	301
Vehicles	1,029	1,110
Less: Accumulated depreciation	(14,905)	(13,680)
Property and equipment, net of accumulated depreciation	$56,632	$54,772

Depreciation in the amount of $1,925,000 and $1,166,000 is included in cost of revenue for the three months ended March 31, 2020 and 2019, respectively. Included in medical equipment above is equipment acquired under capital lease obligations whose cost and accumulated depreciation at March 31, 2020 total $14,374,000 and $1,153,000, respectively. At December 31, 2019, cost and accumulated depreciation on equipment acquired under capital lease obligations was $15,680,000 and $1,337,000, respectively. Medical equipment purchases with a cost of $899,000 and $2,817,000 was included in accounts payable at March 31, 2020 and December 31, 2019, respectively.

4.	Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	March 31, 2020	December 31, 2019
Accrued trade payables	$775	$1,023
Accrued commissions payable	391	371
Accrued bonuses payable	1,509	2,292
Accrued vacation and payroll	1,148	1,502
Current portion of phantom share liability	2,711	3,129
Accrued other liabilities	352	651
Total accrued liabilities	$6,886	$8,968

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

5.     Debt and lease liabilities

Senior Credit Facility

On February 20, 2018, the Company entered into a two year Commercial Business Loan Agreement for Term Loans and Lines of Credit with Hancock Whitney Bank. Any amounts advanced will be secured by substantially all of the Company's assets and carried an interest rate of one month ICE LIBOR plus 3.00%, with a 4.00% interest rate floor. Advances of the line of credit initially were subject to a borrowing base as determined in accordance with the loan agreement, which was based on the value of the Company's accounts receivable balance.

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

On September 19, 2019, in conjunction with the Term Note described below, the Company entered into a third amendment to the loan agreement, which, among other things, replaced the financial covenants in the loan agreement with the following:

Financial Covenant	Required Ratio	Ratio
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	0.83
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	3.12
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.72

On May 1, 2020, the Company entered into a fourth amendment to the loan agreement extending the expiration date to May 1, 2023 and modifying the interest rate on amounts advanced to be equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor.

The Company was in compliance with all covenants in effect at March 31, 2020. There were no borrowings against this line of credit at March 31, 2020 and December 31, 2019.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

The Company has recognized these term notes, which have terms greater than twelve months, as follows:

	March 31, 2020	December 31, 2019
Notes payable	$8,951	$9,379
Less:
Current portion of notes payable	(1,772)	(1,750)
Net long-term notes payable	$7,179	$7,629

Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	March 31, 2020	December 31, 2019
Lease liabilities	$9,763	$10,132
Less:
Current portion of lease liabilities	(7,433)	(7,093)
Net long-term lease liabilities	$2,330	$3,039

Finance lease liabilities

The Company has various finance leases for equipment with an implied interest rate at fixed rates up to 9.64%, secured by equipment, due between 2020 and 2022. The Company's weighted average interest rate was 2.22% and 0.86% for all finance lease liabilities outstanding as of March 31, 2020 and 2019, respectively. At March 31, 2020 and 2019, the weighted average lease term was approximately 0.99 years and 0.83 years, respectively. Interest expense related to these finance lease obligations for the three months ended March 31, 2020 and March 31, 2019 amounted to $52,000 and $26,000, respectively.

Operating lease liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At March 31, 2020, the weighted average lease term was approximately 3.66 years. Operating rental expenses were $184,000 for the three months ended March 31, 2020, and $90,000 for the three months ended March 31, 2019.

Included within these operating lease liabilities are real property leases for real estate from a related party. Rental payments under these related party lease agreements are $20,000 per month, plus taxes, utilities and maintenance. Total rental payments for the use of these properties were $61,000 for the three months ended March 31, 2020, and $61,000 for the three months ended March 31, 2019. The expense for these related party rents has been included within general and administrative expenses.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

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

Warrants

Pursuant to the Arrangement, PHM common share purchase warrant holders each received one tenth (1/10) of one warrant to purchase one common share of the Company. The warrants conversion feature is denominated in Canadian dollars which is different from the functional currency of the Company, which is U.S. dollars. The conversion feature is treated as a derivative financial liability and the fair value movement during the period is recognized in the Condensed Consolidated Statement of Income and Comprehensive Income. The change in the value of warrants has been recorded as an unrealized (gain) loss on derivative financial liability in the Condensed Consolidated Statements of Income and Comprehensive Income. All unexercised warrants expired during the year ended December 31, 2019.

The warrant derivative financial liability was valued using Level 3 inputs from the fair value hierarchy.

There were no warrants issued during the three month period ended March 31, 2020. There were no warrants exercised and no warrants that expired during the three months ended March 31, 2020. A summary of the change in fair value of warrant conversion liability is as follows for the period ended March 31, 2019:

Warrant Conversion Liability
Balance December 31, 2018	$363
Warrants issued	—
Unrealized loss on warrant conversion liability	169
Balance March 31, 2019	$532

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

Derivative instruments and hedging activities

We currently have one interest rate swap contract in place, which became effective on May 31, 2019 and has been designated as a cash flow hedge. This swap contract matures on May 30, 2026. This swap contract converts the variable interest rate to a fixed interest rate on borrowings under the Building Term Note. As of March 31, 2020, the notional amount of the interest rate swap was $4.7 million and will be amortized over the term of the swap. The fair value was $0.5 million (determined based on Level 2 inputs) and is included in Accrued liabilities, as a component of Long-term liabilities as of March 31, 2020.

In the first three months of 2020, losses recognized as a result of ineffectiveness were immaterial.

7.	Shareholders' Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares.

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,486,772 and 37,952,660 shares were issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.

Stock-based compensation

The purpose of the Company's RSU and Option Plans (collectively, the "Plan") is to provide incentive to employees, directors, officers, management companies, and consultants who provide services to the Company or any of its subsidiaries. The Plan is a “fixed” stock plan, whereby the maximum number of the Company's shares reserved for issuance, combined with any equity securities granted under all other compensation arrangements adopted by the Company, may not exceed 7,582,000 shares (equal to 20% of the issued and outstanding shares of the Company as of the date of the adoption of the Plan). As of March 31, 2020, the Company had outstanding issuances of options of 3,638,000 and restricted stock units of 701,088 under the Plan.

The following table summarizes stock-based compensation for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock-based compensation - options	$891	$578
Stock-based compensation - restricted stock units	260	302
Total	$1,151	$880

At March 31, 2020, there was approximately $5,012,000 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.49 years. As of March 31, 2020, there was approximately $920,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 0.90 years.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

Options

The following table summarizes stock option activity for the three months ended March 31, 2020:

	Number of options (000's)	Weighted average exercise price (CAD$)	Weighted average remaining contractual life	Aggregate Intrinsic Value(1)
Balance December 31, 2019	2,683	$4.36	6.7 years	$7,790
Issued	964	7.44
Exercised	(5)	4.16
Expired / Forfeited	(4)	6.79
Balance March 31, 2020	3,638	$5.17	7.4 years	$3,684
(1) The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

The aggregate intrinsic value of options outstanding was $3,684,000 and options exercisable were $3,018,000 at March 31, 2020. For the three months ended March 31, 2020, 4,737 shares of common stock were issued pursuant to the exercise of stock options.

At March 31, 2020, the Company had 1,641,000 exercisable stock options outstanding with a weighted average exercise price of CAD $4.00 and a weighted average remaining contractual life of 5.2 years. At December 31, 2019, the Company had 1,037,000 exercisable stock options outstanding with a weighted average exercise price of CAD $3.83 and a weighted average remaining contractual life of 3.5 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the vesting period, using the Black-Scholes option pricing model calculated using the following assumptions for issuances during the three months ended March 31, 2020:

Exercise price ($CAD)	$7.44 ($CAD)
Risk-free interest rate	1.63%
Expected volatility	65.73%
Expected life of options	10 Years
Expected dividend yield	Nil
Fair value on date of grant ($USD)	$4.10 ($USD)

Restricted stock units

The Company has a restricted stock unit plan ("RSU Plan"), which it uses for grants to directors, officers, and employees. The Company accounts for restricted stock units using fair value. The fair value of the restricted stock units has been charged to the consolidated statements of income and comprehensive income and credited to additional paid-in capital over the vesting period, based on the stock price on the date of grant. Restricted stock units vest generally over a one or three-year period. The Company accounts for forfeitures on restricted stock units under ASU 2016-09 and recognizes forfeitures in the period in which they occur.

The following table summarizes restricted stock unit activity for the three months ended March 31, 2020:

	Number of Restricted Stock Units (000's)	Weighted average grant price (CAD$)	Weighted average remaining contractual life	Aggregate Intrinsic Value(1)
Balance December 31, 2019	1,139	$2.74	0.55 years	$7,129
Issued	92	7.44
Vested	(530)	2.54
Expired / Forfeited	—	—
Balance March 31, 2020	701	$3.64	0.90 years	$3,269
(1) The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

During the three months ended March 31, 2020, the Company issued 92,088 restricted stock units, with a vesting term of one to three years and a fair value of $5.66 ($USD) per share.

Phantom share units

The Company has a phantom share unit plan, which it uses for grants to directors, officers, and employees. Phantom share units granted under the plan are non-assignable and are settled in cash at vesting. Phantom share units vest annually over a three-year period.

The following table summarizes phantom share unit activity for the three months ended March 31, 2020:

Number of Phantom Share Units (000's)
Balance December 31, 2019	1,350
Issued	—
Vested	—
Expired / Forfeited	(22)
Balance March 31, 2020	1,328

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities, using a valuation method with the following inputs:

Three Months Ended
March 31, 2020
Share price	$ 6.61 (CAD$)
Remaining life of phantom share units	0.11 - 2.11 Years
Calculated fair value of phantom share units	$4,593

The total liability associated with phantom share units at March 31, 2020 is $4,593,000, with $1,882,000 of this balance included in long-term accrued liabilities and the remaining portion of $2,711,000 in current accrued liabilities. Accrued liability and related expense is determined at each reporting period based on the stock price at period end.

8.     Commitments

Purchase Commitments

As of March 31, 2020, the Company has non-cancellable purchase order commitments in the amount of $5.5 million for respiratory equipment.

9.	Income Taxes

At March 31, 2020 and 2019, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") which was signed into law on March 27, 2020 includes various income and payroll tax provisions. As of March 31, 2020, the CARES Act has not had a material impact on our condensed consolidated financial statements, however, the Company is still analyzing these provisions of the CARES Act.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2020 and 2019

The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2016. Our annual estimated effective tax rate for 2020 is 4.20%. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on our operating results. The primary component of the annual effective tax rate relates to the Company's current state income taxes, as the Company continues to generate taxable losses for U.S. federal income tax purposes.

10.     Financial Risk Factors

Risk management

In the normal course of business, the Company is exposed to a number of risks that can affect its operating performance. ASC 820—Fair Value Measurements and Disclosures creates a single definition of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement is to estimate the price at which an orderly transaction to sell an asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Assets and liabilities adjusted to fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

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

As of March 31, 2020, the Company faced no material liquidity risk and is able to meet all of its current financial obligations as they become due and payable. The Company had $26,146,000 and $25,912,000 of current liabilities that are due within one year as of March 31, 2020 and December 31, 2019, respectively. The Company had $30,151,000 and $27,811,000 of current assets as of March 31, 2020 and December 31, 2019, respectively, in addition to positive cash flow from operations. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully available as of March 31, 2020, subject to compliance with certain covenants.

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
March 31, 2020 and 2019

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2020	2019
Numerator - basic and diluted:
Net income attributable to shareholders	$4,243	$1,958

Denominator:
Basic weighted-average number of common shares	38,030,854	37,827,058
Diluted weighted-average number of shares	39,677,983	39,449,123

Basic earnings per share	$0.11	$0.05
Diluted earnings per share	$0.11	$0.05

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	38,030,854	37,827,058
Stock options and other dilutive securities	1,647,129	1,622,065
Diluted weighted-average number of shares	39,677,983	39,449,123

12.	Subsequent Events

"CARES" Act Funds Received

The CARES Act created a Provider Relief Fund to support health care-related expenses or lost revenue attributable to the COVID-19 pandemic.  The Company received $3.5 million of the Provider Relief Funds in April 2020. The Department of Health and Human Services has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions are modified, it may affect the Company’s ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, we expect to utilize these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2020 and 2019

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

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Based on the duration and severity of the impacts of the COVID-19 pandemic, including but not limited to any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home, and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts, we are uncertain of the ultimate impact COVID-19 could have on our business, financial condition and results of operations. The impact of COVID-19 on our financial results are discussed in more detail below.

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

Often, but not always, forward-looking information can be identified by the use of words such as “plans”, “expects”, “is expected”, “budget”, “potential”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates”, “believes”, “projects”, or the negatives thereof or variations of such words and phrases or statements that certain actions, events or results “will”, “should”, “may”, “could”, “would”, “might” or “will be taken”, “occur” or “be achieved” or the negative of these terms or comparable terminology.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2020 and 2019

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which the we operate; the impact of the COVID-19 pandemic and of the actions taken by governmental authorities, individuals and companies in response to the pandemic on our business, financial condition and results of operations, including on the our patient base and revenues, employees, and equipment and supplies; we may be subject to significant capital requirements and operating risks; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; our novel business model; the risk that the clinical application of treatments that demonstrate positive results in a study may not be positively replicated or that such test results may not be predictive of actual treatment results or may not result in the adoption of such treatments by providers; the state of the capital markets; the availability of funds and resources to pursue operations; decline of reimbursement rates; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; low profit market segments; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; the failure of third parties to comply with their obligations; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; changes in foreign currency rates; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; the impact of the previously disclosed restatement and correction of our previously issued financial statements; the previously disclosed identified material weakness in our internal control over financial reporting and our ability to remediate that material weakness; the initiation of legal or regulatory proceedings with respect to the restatement and corrections; the adverse effects on our business, results of operations, financial condition and stock price, as a result of the restatement and correction process; our status as an emerging growth company and a foreign private issuer; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, such as the recent COVID-19 pandemic, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

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

Overview

We provide an array of home medical equipment, services and supplies, specializing in post-acute respiratory care services in the United States. Our primary objective is to focus on the organic growth of the business and thereby solidify our position as one of the United States’ largest providers of in home therapy for patients suffering from respiratory diseases. Our respiratory care programs are designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Our services include respiratory disease management (through the rental of various durable medical equipment ("DME") devices), in-home sleep testing and sleep apnea treatment, oxygen therapy, and the sale of associated supplies.

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 78.9% and 89.5% of our revenue for the three months ended March 31, 2020 and 2019, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2020 and 2019

We expect to use an organic growth model whereby expansion is accomplished through existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in over 30 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of March 31, 2020, we employed more than 255 licensed RTs, representing more than 54% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate efficiently scaling our business in regions that are currently not being effectively serviced.

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

Trends Affecting our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, the limiting of access to medical facilities in certain areas, the promotion of social distancing and the adoption of remote working policies. Local, state and national governments continue to emphasize the importance of essential medical personnel and we remain open to meet the needs of our communities. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters in order to ensure the safety of our employees as well as the safety of our patients. These measures do not appear to be negatively impacting our patient attrition rate at this time. In addition, our current ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing. As a result, to date there has been minimal disruption to our normal operations, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time.

The COVID-19 pandemic has resulted in a significant economic downturn in the United States and globally and has also led to significant disruptions and volatility in capital and financial markets. Broad economic factors resulting from the current COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, could also affect our service mix, revenue mix, payor mix and patient base, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our financial results and require an increased level of working capital. In addition, we may experience supply chain disruptions, including delays and price increases in equipment and supplies. Staffing, equipment and supplies shortages may also impact our ability to assess potential patients in hospitals and set up and treat patients in the home.

We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times, such as limiting discretionary spending across the organization. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020, provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The legislation provides for $100 billion in relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. As a result, we received a payment from the Provider Relief Fund for $3.5 million in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using Provider Relief Fund funds to reimburse expenses or losses that other sources are obligated to reimburse. In accordance with the terms of acceptance for the grant, we expect to utilize these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

The CARES Act also provides for a temporary suspension of the 2% payment sequestration adjustment currently applied to all Medicare fee-for-service claims. The suspension is effective for claims with dates of service from May 1, 2020 through December 31, 2020.  However, CMS and Medicare Administrative Contractors may issue guidance that affects the implementation of this provision.

As part of the CARES Act legislation, certain Payroll Protection Program ("PPP") loans were authorized for small businesses to pay their employees, subject to potential debt forgiveness. Our company evaluated the PPP extensively and after evaluation, decided not to submit a PPP loan application.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2020 and 2019

We are continuing to monitor any effects or requirements that may result from the CARES Act as many of the provisions in the CARES Act are temporary and may require us to modify our operations and compliance procedures.  CMS and other federal agencies have and are likely to issue rules and regulations to implement the CARES Act.  The impact of these rules and regulations are unknown and may affect us.  To the extent these provisions will expire as stated in the CARES Act, we will be required to unwind any changes.

While the overall impact of COVID-19 on our consolidated results of operations for the three months ended March 31, 2020 has resulted in an overall increase in revenues related to additional product sales during the period, the overall impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations. For additional information, see Part II. Item 1A “Risk Factors.”

In 2019, CMS announced the inclusion of noninvasive ventilator products on the list of products subject to the competitive bidding program for Round 2021 which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenues (approximately 86% of total revenue in 2019). At the end of 2019, approximately 19% of ventilator product-related revenue was set to be subject to the competitive bidding process under Medicare. On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the President's exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021 and this removal from the competitive bidding process is expected to last three years. As a result of this announcement, we retain the ability to continue to furnish non-invasive ventilators for all of our Medicare accredited areas, however, we are uncertain if vents will be included in future competitive bidding programs.

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Financial Information:
Revenue	$23,806	$21,448	$20,368	$20,325	$18,115	$18,363	$16,930	$15,208
Gross Profit	15,553	14,243	14,050	14,639	13,074	13,519	12,829	11,023
Gross Profit %	65%	66%	69%	72%	72%	74%	76%	72%
Net Income	4,243	2,388	2,853	1,326	1,958	2,968	2,219	2,098
Cash (As of)	8,409	13,355	12,630	7,691	7,410	10,413	10,174	8,551
Total Assets (As of)	86,801	82,596	79,981	71,014	58,718	53,653	49,240	44,256
Adjusted EBITDA(1)	7,869	5,569	4,883	4,116	4,466	4,896	4,155	3,846
Operational Information:
Vent Patients(2)	7,965	7,759	7,421	7,130	6,393	5,905	5,444	5,078
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2020 and 2019

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019:

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
Revenue	$23,806	100.0%	$18,115	100.0%	$5,691	31.4%
Cost of revenue	8,253	34.7%	5,041	27.8%	3,212	63.7%
Gross profit	15,553	65.3%	13,074	72.2%	2,479	19.0%
Selling, general and administrative	10,577	44.4%	9,460	52.2%	1,117	11.8%
Research and development	174	0.7%	234	1.3%	(60)	(25.6)%
Stock-based compensation	1,151	4.8%	880	4.9%	271	30.8%
Depreciation	205	0.9%	129	0.7%	76	58.9%
Loss (gain) on disposal of property and equipment	(1,169)	(4.9)%	56	0.3%	(1,225)	(2,187.5)%
Income from operations	4,615	19.4%	2,315	12.8%	2,300	99.4%
Non-operating expenses
Unrealized (gain) loss on warrant conversion liability	—	—%	169	0.9%	(169)	(100.0)%
Loss from equity investment	27	0.1%	24	0.1%	3	12.5%
Interest expense, net	158	0.7%	26	0.1%	132	507.7%
Net income before taxes	4,430	18.6%	2,096	11.6%	2,334	111.4%
Provision for income taxes	187	0.8%	138	0.8%	49	35.5%
Net income	$4,243	17.8%	$1,958	10.8%	$2,285	116.7%

Revenue

The following table summarizes our revenue for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
Net revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$18,792	78.9%	$16,204	89.4%	$2,588	16.0%
Other durable medical equipment rentals	2,131	9.0%	797	4.4%	1,334	167.4%
Net revenue from sales and services under Topic 606
Equipment and supply sales	1,533	6.4%	778	4.3%	755	97.0%
COVID-19 response sales	1,040	4.4%	—	—%	1,040	100.0%
Service revenues	310	1.3%	336	1.9%	(26)	(7.7)%
Total net revenue	$23,806	100.0%	$18,115	100.0%	$5,691	31.4%

For the three months ended March 31, 2020, revenue totaled $23.8 million, an increase of $5.7 million (or 31.4%) from the comparable period in 2019. The revenue growth was primarily driven by a $2.6 million (or 16.0%) increase in ventilator rental revenue. Our active ventilator patient base grew from 6,393 as of March 31, 2019 to 7,965 as of March 31, 2020, an increase of 25%. Rental revenue from other DME grew $1.3 million (or 167.4%) quarter over quarter. This growth was largely attributable to our percussion vests and to a lesser extent our many other respiratory-related products (PAPs, oxygen concentrators, nebulizers). As we continue to expand geographically into new states and further expand our presence in our existing territories, we expect continued growth in our active ventilator patient base and ventilator rental revenue, as well as in our other respiratory products.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2020 and 2019

In response to the COVID-19 pandemic, we have been working in close cooperation with state agencies and hospital systems to source urgently needed medical equipment such as ventilators, ventilator supplies and other respiratory equipment. During the three months ended March 31, 2020, we had $1.0 million of COVID-19 response related sales consisting primarily of ventilators and associated supplies. We expect further COVID-19 related sales during the remainder of 2020, but the quantity and impact of such sales remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment and supplies from other suppliers. Additionally, non-COVID-19 related equipment sales grew $0.8 million (or 97.0%) year over year primarily as a result of higher supply orders for our PAP patients.

Cost of revenue and gross profit

For the three months ended March 31, 2020, cost of revenue totaled $8.3 million, an increase of $3.2 million (or 63.7%) from the comparable period in 2019. For the three months ended March 31, 2020 and 2019, gross profit percentage decreased from approximately 72.2% to approximately 65.3%. The decreased margins were primarily the result of the above mentioned COVID-19 response sales which contributed a weighted average gross profit percentage of 45.9%. Excluding the COVID-19 response sales, gross profit percentage for the three months ended March 31, 2020 was 66.2%. We expect our gross profit percentage for our normal operations (non-COVID-19 related) to remain relatively consistent with the current quarter through the end of 2020.

Selling, general & administrative expense

For the three months ended March 31, 2020, selling, general and administrative expenses totaled $10.6 million, an increase of $1.1 million (or 11.8%) from the comparable prior period. Selling, general, and administrative expenses as a percentage of revenue decreased to 44.4% for the three months ended March 31, 2020 compared to 52.2% for the three months ended March 31, 2019. Excluding the impact of the COVID-19 response sales, selling, general, and administrative expenses as a percentage of revenue was 46.4% for the three months ended March 31, 2020. The increase in overall selling, general and administrative expense as compared to the prior year period can be attributed to additional expenses to accommodate both the overall growth of the Company and an increase in associated public company expenses resulting from our August 2019 NASDAQ listing, partially offset by a decrease in employee costs, driven by the impact of our phantom stock plan. Our phantom stock plan is measured at fair value as of the reporting period and is driven primarily by our stock price. During the three months ended March 31, 2020, our stock price decreased 19%, versus an increase of 26% during the three months ended March 31, 2019, driving lower comparable expenses related to these awards in the current period. As we continue to grow into new markets and increase our employee count, we expect selling, general, and administrative expenses will trend accordingly. We expect that selling, general and administrative expenses as a percentage of revenue will remain relatively consistent with the current quarter through the end of 2020.

Loss (gain) on disposal of property and equipment

For the three months ended March 31, 2020, we recorded a gain on disposal of property and equipment of $1.2 million, compared to a loss of $0.1 million during the comparable period in 2019. As a result of our efforts for the COVID-19 response as described above, certain of our previously placed in service property and equipment was sold. As a result, during the three months ended March 31, 2020, we recorded sales proceeds on used equipment of $2.5 million which resulted in a net gain on disposal for related equipment of $1.6 million. We expect disposals of equipment to generally remain consistent with historical trends, with the exception of additional gains that could be realized from any additional COVID-19 response related sales, but the impact of such sales remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment and supplies from other suppliers.

Stock-based compensation

For the three months ended March 31, 2020, stock-based compensation totaled $1.2 million, an increase of $0.3 million (or 30.8%) from the comparable period in 2019. This increase is attributable to the expense of additional stock-based awards during 2020. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained under 5%.

Interest expense, net

For the three months ended March 31, 2020, net interest expense totaled $158,000, an increase of $132,000 (or 507.7%) from the comparable period in 2019. We expect net interest expense to remain materially consistent through the end of 2020.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2020 and 2019

Provision for income taxes

For the three months ended March 31, 2020, the provision for income taxes was $187,000, compared to $138,000 during the 2019 period. The current period provision is related to state income tax liabilities. We expect to continue to benefit from the federal tax environment in the United States. Recent tax changes allow for accelerated deductions for capital expenditures and lower corporate tax rates. As we continue to incur substantial capital expenditures to acquire medical equipment to accommodate our rapid patient base growth, combined with the deferred tax assets, we expect most near-term tax payments will continue to result from state tax liabilities.

Net income

For the three months ended March 31, 2020, net income was $4.2 million, an increase of $2.3 million (or 116.7%) from the comparable period in 2019. Net income as a percentage of revenue increased from 10.8% for the three months ended March 31, 2019 to 17.8% for the three months ended March 31, 2020, primarily driven by increased revenue, increased gains on disposal of equipment and reduced selling, general and administrative expenses, as described above.

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

–
Stock-based compensation may be useful for investors to consider because it is an estimate of the non-cash component of compensation received by the Company’s directors, officers, employees and consultants. However, stock-based compensation is being excluded from our operating expenses because the decisions which gave rise to these expenses were not made to increase revenue in a particular period, but were made for the Company’s long-term benefit over multiple periods. While strategic decisions, such as those to issue stock-based awards are made to further our long-term strategic objectives and do impact our earnings under GAAP, these items affect multiple periods and management is not able to change or affect these items within any period.

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
March 31, 2020 and 2019

The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Net Income	$4,243	$2,388	$2,853	$1,326	$1,958	$2,968	$2,219	$2,098
Add back:
Depreciation	2,130	2,003	1,659	1,444	1,295	1,177	972	893
Interest expense	158	212	56	20	26	30	37	67
Unrealized (gain) loss on warrant conversion liability	—	—	(800)	268	169	(210)	220	123
Stock-based compensation	1,151	908	1,064	1,034	880	804	672	665
Income tax expense	187	58	51	24	138	127	35	—
Adjusted EBITDA	$7,869	$5,569	$4,883	$4,116	$4,466	$4,896	$4,155	$3,846

Use of Non-GAAP Financial Measures

Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to revenue or net income, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP. Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2020 was $8.4 million, compared to $13.4 million at December 31, 2019. Based on our current plan of operations, including potential acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully undrawn as of March 31, 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Net Cash provided by (used in):
Operating activities	$607	$650
Investing activities	(1,711)	(92)
Financing activities	(3,842)	(3,561)
Net decrease in cash and cash equivalents	$(4,946)	$(3,003)

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2020 and 2019

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2020 was $0.6 million, resulting from net income of $4.2 million and non-cash net income adjustments of $5.0 million, which was partially offset by an increase in net operating assets of $10.1 million. The non-cash net income adjustments primarily consisted of $2.8 million in change of allowance for doubtful accounts, $2.1 million of depreciation and $1.2 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $6.8 million, which was partially offset by a decrease in inventory of $0.4 million. The changes in operating liabilities primarily consisted of a decrease in accounts payable of $3.6 million and increases in accrued liabilities of $2.4 million. The increase in our operating assets was primarily driven by accounts receivable related to COVID-19 response sales occurring at the end of the quarter. Additionally, prepaid expenses and other current assets increased as a result of deposits related to ventilator supplies.

Net cash provided by operating activities during the three months ended March 31, 2019 was $0.7 million, resulting from net income of $2.0 million, non-cash net income adjustments of $4.7 million, a decrease in net operating liabilities of $0.2 million, and an increase in net operating assets of $5.8 million. The non-cash net income adjustments primarily consisted of $2.1 million of bad debt expense, $1.4 million of depreciation and $0.9 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $5.0 million as a result of increased revenue growth and an increase in inventory of $0.7 million. The changes in operating liabilities primarily consisted of increases in accounts payable of $0.5 million and deferred revenue of $0.2 million, partially offset by a decrease in accrued liabilities of $0.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2020 was $1.7 million, consisting of $4.2 million of purchases of property and equipment, partially offset by $2.5 million of COVID-19 response sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Combining cash purchases of property and equipment of $4.2 million and equipment financed through finance leases of $3.0 million, our total capital expenditures for the three months ended March 31, 2020 were $7.2 million. This represents a $2.6 million, or 56.3%, increase year over year, driven by our company growth.

Net cash used in investing activities during the three months ended March 31, 2019 was $92,000, consisting of $116,000 of purchases of property and equipment, partially offset by $24,000 of proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to the medical equipment rented to patients. Combining cash purchases of property and equipment of $116,000 and equipment financed through finance leases of $4.5 million, our total capital expenditures for the three months ended March 31, 2019 was $4.6 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2020 was $3.8 million, consisting of $0.4 million in proceeds from the new term note, partially offset by $3.4 million in repayments of finance lease liabilities.

Net cash used in financing activities during the three months ended March 31, 2019 was $3.6 million, consisting of $2.0 million in repayments of finance lease liabilities and $1.5 million of shares repurchased and canceled under our normal course issuer bid.

Credit Agreement

On February 20, 2018, we entered into a two year commercial business loan agreement with Hancock Whitney Bank. Any amounts advanced will be secured by substantially all our assets and carried an interest rate of one month ICE LIBOR plus 3.00%, with a 4.00% interest rate floor. Advances of the line of credit initially were subject to a borrowing base as determined in accordance with the loan agreement, which was based on the value of our accounts receivable balance.

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
March 31, 2020 and 2019

On September 19, 2019, in conjunction with the Term Note described below, the Company entered into a third amendment to the loan agreement, which, among other things, replaced the financial covenants in the loan agreement with the following:

Financial Covenant	Required Ratio	Ratio
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	0.83
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	3.12
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.72

On May 1, 2020, the Company entered into a fourth amendment to the loan agreement extending the expiration date to May 1, 2023 and modifying the interest rate on amounts advanced to be equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor.

The Company was in compliance with all covenants in effect at March 31, 2020. There were no borrowings against this line of credit at March 31, 2020 and December 31, 2019.

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

On September 19, 2019, the Company entered into a third amendment to the loan agreement providing for a term note (the “Term Note") in favor of Hancock Whitney Bank in the principal amount of $5.0 million. The proceeds of the Term Note will be used for general corporate purposes. Beginning October 19, 2019, the Company makes monthly payments towards the outstanding balance. The Term Note matures on September 19, 2022 and is secured by substantially all of the assets of the borrower. The Term Note bears interest at the rate of 4.60% per annum.

Sources of funds

Our cash provided by operating activities in the three months ended March 31, 2020 was $0.6 million compared to $0.7 million in the three months ended March 31, 2019. As of March 31, 2020, we had cash and cash equivalents of $8.4 million.

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
March 31, 2020 and 2019

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $179,000 and $168,000 for the three months ended March 31, 2020 and 2019, respectively.

Off balance sheet arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its results of operations or financial condition.

Accounting and Disclosure Matters

Segment Information

We have determined that we predominantly operate in a single operating segment, which is the sleep and respiratory disorders sector of the DME industry. While we do provide some services and products outside of this operating segment, these operations, both in terms of revenue and profit, are not material to our operations and therefore have not been separately reported as a segment.

Critical Accounting Principles and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those estimates related to allowance for doubtful accounts, inventory adjustments, impaired assets, income taxes, deferred tax valuation allowances and stock-based compensation costs.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

Revenue Accounting under Topic 842

We lease DME such as non-invasive and invasive ventilators, PAP machines, percussion vests, oxygen concentrator units and other small respiratory equipment to customers for a fixed monthly amount on a month-to-month basis. The customer generally has the right to cancel the lease at any time during the rental period. The Company considers these rentals to be operating leases.

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
March 31, 2020 and 2019

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

Revenue Accounting under Topic 606

We sell DME, replacement parts and supplies to customers and recognize revenue based on contractual payment rates as determined by the payors at the point in time when control of the good or service is transferred through delivery to the customer. The customer and, if applicable, the payors are generally charged at the time that the product is sold.

We also provide sleep study services to customers and recognize revenue when the results of the sleep study are complete as that is when the performance obligation is met. The transaction price on both equipment sales and sleep studies is the amount that we expect to receive in exchange for the goods and services provided. Due to the nature of the DME business, gross charges are retail charges and generally do not reflect what we are ultimately paid. As such, the transaction price is constrained for the difference between the gross charge and what is estimated to be collected from payors and from patients. The transaction price therefore is predominantly based on contractual payment rates as determined by the payors. We do not generally contract with uninsured customers. The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

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

Returns and refunds are not accepted on either equipment sales or sleep study services. We do not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. We do not have any partially or unfilled performance obligations related to contracts with customers and as such, we have no contract liabilities as of March 31, 2020.

Allowance for doubtful accounts

We estimate that a certain portion of receivables from customers may not be collected and maintain an allowance for doubtful accounts. We evaluate the net realizable value of accounts receivable as of the date of consolidated balance sheets. Specifically, we consider historical realization data including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that the estimates could change, which could have a material impact on the operations and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. Our allowance for doubtful accounts was $10.2 million and $5.9 million as of March 31, 2020 and 2019, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

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
March 31, 2020 and 2019

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

VIEMED HEALTHCARE, INC.
March 31, 2020 and 2019

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

Notwithstanding the foregoing, there can be no assurance that the Company's disclosures controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control Over Financial Reporting

We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, the conclusion of the Chief Executive Officer and Chief Financial Officer that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of fiscal year 2019, as a result of a material weakness relating to the accounting for revenue related to the leasing of its medical equipment. This control deficiency resulted in adjustments to revenue, income before income taxes and net income for the year ended December 31, 2018, the 2018 quarterly periods and the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019. The Company concluded that the adjustments for the quarterly periods ended June 30, 2019 and September 30, 2019 resulted in a material misstatement of the interim consolidated financial statements for these periods. Accordingly, the Company’s management developed a remediation plan for implementing internal controls to monitor its recognition of revenue related to the leasing of its medical equipment and has taken the following steps to remediate the identified material weakness:

i.	Implemented a systematic process for the proper calculation of associated revenue and visibility for enhanced management oversight.

ii.	Implemented compensating controls and procedures to ensure the proper calculation of revenue related to the leasing of medical equipment over time.

During the current year, the Company's management tested the controls related to the material weakness described above for a sufficient period of time, and has concluded, through testing, that by the end of the first quarter of 2020, these controls were operating effectively. Therefore, the Company's management has concluded that the material weakness previously identified in the Company’s internal control over financial reporting has been remediated at March 31, 2020.

VIEMED HEALTHCARE, INC.
March 31, 2020 and 2019

Despite the previously identified and now remediated material weakness, the Company believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q and the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes.  Except as noted above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

VIEMED HEALTHCARE, INC.
March 31, 2020 and 2019

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 4, 2020, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our risk factors from those disclosed in that Annual Report.

The COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, the limiting of access to medical facilities in certain areas, the promotion of social distancing and the adoption of remote working policies. Local, state and national governments continue to emphasize the importance of essential medical personnel and we remain open to meet the needs of our communities. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters in order to ensure the safety of our employees as well as the safety of our patients. These measures do not appear to be negatively impacting our patient attrition rate at this time. In addition, our current ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing. As a result, to date, there has been minimal disruption to our normal operations, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time.

The COVID-19 pandemic has resulted in a significant economic downturn in the United States and globally and has also led to significant disruptions and volatility in capital and financial markets. Broad economic factors resulting from the current COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, could also affect our service mix, revenue mix, payor mix and patient base, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our financial results and require an increased level of working capital. In addition, we may experience supply chain disruptions, including delays and price increases in equipment and supplies. Staffing, equipment and supplies shortages may also impact our ability to assess potential patients in hospitals and set up and treat patients in the home.

We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times, such as limiting discretionary spending across the organization. In addition, we have received, and may continue to receive, payments, grants or other relief under the CARES Act and other stimulus efforts. While the overall impact of COVID-19 on our consolidated results of operations for the three months ended March 31, 2020 has resulted in an overall increase in revenues related to additional product sales during the period, the overall impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain, and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

VIEMED HEALTHCARE, INC.
March 31, 2020 and 2019

Further, the COVID-19 pandemic, and the volatile economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors that we identify in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially adversely affect our business, financial condition and results of operations. In addition, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

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

In 2019, CMS announced the inclusion of non-invasive ventilator products on the list of products subject to the competitive bidding program in Round 2021 which covers the period of January 1 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenues (approximately 86% of total revenue in 2019). At the end of 2019, approximately 19% of ventilator product-related revenue is subject to the competitive bidding process under Medicare. On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the President’s exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. As a result of this announcement, we retain the ability to continue to furnish non-invasive ventilators for all of our Medicare accredited areas. However, we cannot assure you that non-invasive ventilator products will not be included on the list of products subject to the competitive bidding program in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Share Repurchases

The Company did not repurchase any equity securities during the quarter ended March 31, 2020.

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the Loan Agreement, subject to certain exceptions.

VIEMED HEALTHCARE, INC.
March 31, 2020 and 2019

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 1, 2020, Viemed, Inc., Sleep Management, L.L.C. and Home Sleep Delivered, L.L.C. (collectively, the “Borrowers”), subsidiaries of the Company, entered into that certain Fourth Amendment (the “Fourth Amendment”) to Commercial Business Loan Agreement for Term Loans and Lines of Credit dated as of May 1, 2020 (as amended from time to time, the “Loan Agreement”) with Hancock Whitney Bank (the “Lender”). Pursuant to the Fourth Amendment, the Loan Agreement was amended to, among other things, (i) extend the expiration date to May 1, 2023 and (ii) modify the interest rate on amounts advanced to be equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor. The foregoing description of the Fourth Amendment is qualified in its entirety by reference to the Fourth Amendment and the Commercial Term Note (the “Term Note”) made by the Borrowers in favor of the Lender in the principal amount of $10,000,000, copies of which are attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively, and incorporated by reference herein.

VIEMED HEALTHCARE, INC.
March 31, 2020 and 2019

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

*10.1
Fourth Amendment to Commercial Business Loan Agreement for Term Loans and Lines of Credit dated May 1, 2020 among Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC and Hancock Whitney Bank.

*10.2	Commercial Term Note made by Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC to Hancock Whitney Bank, dated as of May 1, 2020.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

VIEMED HEALTHCARE, INC.
March 31, 2020 and 2019

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Document.

* Filed herewithin.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
# Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

VIEMED HEALTHCARE, INC.
March 31, 2020 and 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: May 4, 2020

Page 42