Form 10-Q
period 2020-06-30
VIEMED HEALTHCARE, INC.
filed 2020-08-04
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

As of July 21, 2020, there were 39,084,532 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
June 30, 2020 and 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At June 30, 2020	At December 31, 2019
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$29,707	$13,355
Accounts receivable, net of allowance for doubtful accounts of $9,345 and $7,782 at June 30, 2020 and December 31, 2019, respectively	2	11,029	11,534
Inventory, net	2	6,580	1,360
Prepaid expenses and other assets	2	1,891	1,562
Total current assets		$49,207	$27,811
Long-term assets
Property and equipment	3	55,087	54,772
Equity method investment		59	13
Deferred tax asset	10	7,825	—
Total long-term assets		$62,971	$54,785
TOTAL ASSETS		$112,178	$82,596

LIABILITIES
Current liabilities
Trade payables		$5,375	$4,700
Deferred revenue		3,279	3,315
Income taxes payable		1,490	86
Accrued liabilities	4	14,365	8,968
Current portion of lease liabilities	5	5,467	7,093
Current portion of long-term debt	5	1,794	1,750
Total current liabilities		$31,770	$25,912
Long-term liabilities
Accrued liabilities	7	1,030	2,317
Long-term lease liabilities	5	1,527	3,039
Long-term debt	5	6,723	7,629
Total long-term liabilities		$9,280	$12,985
TOTAL LIABILITIES		$41,050	$38,897

Commitments and Contingencies		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 39,082,932 and 37,952,660 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	7	8,414	3,366
Additional paid-in capital		5,448	6,377
Accumulated other comprehensive loss		(502)	(157)
Retained earnings		57,768	34,113
TOTAL SHAREHOLDERS' EQUITY		$71,128	$43,699

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$112,178	$82,596

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2020	2019	2020	2019
Revenue	2	$42,854	$20,325	$66,660	$38,440

Cost of revenue		16,927	5,686	25,180	10,727

Gross profit		$25,927	$14,639	$41,480	$27,713

Operating Expenses
Selling, general and administrative		16,428	11,516	27,005	20,976
Research and development		271	203	445	437
Stock-based compensation	7	1,196	1,034	2,347	1,914
Depreciation		205	138	410	267
(Gain) loss on disposal of property and equipment		(1,458)	85	(2,627)	141
Other (income) expense	9	(3,574)	(1)	(3,574)	(2)
Income from operations		$12,859	$1,664	$17,474	$3,980

Non-operating expenses
Unrealized loss on warrant conversion liability	6	—	268	—	437
(Gain) loss from equity method investment		(42)	26	(15)	51
Interest expense, net of interest income	5	135	20	293	46

Net income before taxes		12,766	1,350	17,196	3,446
(Benefit) provision for income taxes	10	(6,646)	24	(6,459)	162

Net income		$19,412	$1,326	$23,655	$3,284

Other Comprehensive Income
Change in unrealized loss on derivative instruments, net of tax		(33)	(148)	(345)	(148)
Other Comprehensive Loss		$(33)	$(148)	$(345)	$(148)

Comprehensive Income		$19,379	$1,178	$23,310	$3,136

Net income per share
Basic	11	$0.50	$0.04	$0.62	$0.09
Diluted	11	$0.48	$0.03	$0.59	$0.08

Weighted average number of common shares outstanding:
Basic	11	38,665,765	37,686,763	38,348,310	38,165,274
Diluted	11	40,814,238	39,975,307	40,103,016	40,166,855

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2018	37,500,815	$71	$5,390	$—	$27,110	$32,571
Stock-based compensation - options	—	—	578	—	—	578
Stock-based compensation - restricted stock	—	—	302	—	—	302
Exercise of options	2,418	4	—	—	—	4
Shares issued for vesting of restricted stock units	539,965	2,202	(2,202)	—	—	—
Shares repurchased and canceled under the Normal Course Issuer Bid	(365,100)	—	—	—	(1,522)	(1,522)
Net Income	—	—	—	—	1,958	1,958
Shareholders' equity, March 31, 2019	37,678,098	$2,277	$4,068	$—	$27,546	$33,891

Stock-based compensation - options	—	—	705	—	—	705
Share-based compensation - restricted stock	—	—	329	—	—	329
Exercise of warrants	8,280	16	—	—	—	16
Exercise of options	4,725	18	—	—	—	18
Shares issued for vesting of restricted stock units	6,432	39	(39)	—	—	—
Change in accumulated other comprehensive loss	—	—	—	(148)	—	(148)
Net Income	—	—	—	—	1,326	1,326
Shareholders' equity, June 30, 2019	37,697,535	$2,350	$5,063	$(148)	$28,872	$36,137

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2019	37,952,660	$3,366	$6,377	$(157)	$34,113	$43,699
Stock-based compensation - options	—	—	891	—	—	891
Stock-based compensation - restricted stock	—	—	260	—	—	260
Exercise of options	4,737	15	—	—	—	15
Shares issued for vesting of restricted stock units	529,375	3,276	(3,276)	—	—	—
Change in accumulated other comprehensive loss	—	—	—	(312)	—	(312)
Net Income	—	—	—	—	4,243	4,243
Shareholders' equity, March 31, 2020	38,486,772	$6,657	$4,252	$(469)	$38,356	$48,796

Stock-based compensation - options	—	—	933	—	—	933
Stock-based compensation - restricted stock	—	—	263	—	—	263
Exercise of options	596,160	1,757	—	—	—	1,757
Change in accumulated other comprehensive loss	—	—	—	(33)	—	(33)
Net Income	—	—	—	—	19,412	19,412
Shareholders' equity, June 30, 2020	39,082,932	$8,414	$5,448	$(502)	$57,768	$71,128

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Six Months Ended June 30,
	Note	2020	2019
Cash flows from operating activities
Net income		$23,655	$3,284
Adjustments for:
Depreciation		4,320	2,739
Change in allowance for doubtful accounts	2	5,578	3,859
Share-based compensation	7	2,347	1,914
Unrealized loss on warrant conversion liability	6	—	437
(Gain) loss on equity investment		(15)	51
(Gain) loss on disposal of property and equipment		(2,627)	141
Deferred income taxes (benefit)		(7,825)	—
Net change in working capital
Increase in accounts receivable		(5,073)	(7,818)
Increase in inventory		(5,220)	(825)
Increase in prepaid expenses and other current assets		(329)	(109)
Increase in trade payables		2,044	1,934
(Decrease) increase in deferred revenue		(36)	690
Increase (decrease) in accrued liabilities		3,765	(181)
Increase (decrease) in income tax payable		1,404	(153)
Net cash provided by operating activities		$21,988	$5,963

Cash flows from investing activities
Purchase of property and equipment		(5,729)	(7,700)
Investment in equity method investment		(31)	—
Proceeds from sale of property and equipment		5,140	213
Net cash used in investing activities		$(620)	$(7,487)

Cash flows from financing activities
Proceeds from exercise of options		1,772	22
Proceeds from exercise of warrants		—	16
(Principal payments) proceeds on notes payable	5	(67)	4,837
Principal payments on term note	5	(795)	—
Shares repurchased and canceled under the Normal Course Issuer Bid		—	(1,522)
Repayments of lease liabilities, net of proceeds		(5,926)	(4,551)
Net cash used in financing activities		$(5,016)	$(1,198)

Net increase (decrease) in cash and cash equivalents		16,352	(2,722)
Cash and cash equivalents at beginning of year		13,355	10,413
Cash and cash equivalents at end of period		$29,707	$7,691

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$309	$52
Cash paid during the period for income taxes, net of refunds received		$(38)	$317
Supplemental disclosures of non-cash transactions
Property and equipment financed through finance leases		$2,883	$9,438
Property and equipment financed through leases under FASB ASC 842		$57	$1,919

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2020 and 2019
1. Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of in-home durable medical equipment ("DME") and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in over 35 states in the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

As of June 30, 2020, the Company determined that it no longer qualifies as a "foreign private issuer," as defined in Rule 3b-4 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), for the purposes of the informational requirements of the Exchange Act. As a result, effective January 1, 2021, the Company will become subject to the proxy solicitation rules under Section 14 of the Exchange Act and Regulation FD, and the Company's officers, directors, and principal shareholders will become subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. The Company will continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (the "SEC").

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
June 30, 2020 and 2019

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

As of June 30, 2020, the COVID-19 pandemic is ongoing and the impacts of the pandemic on our business, financial condition and results of operations continue to evolve as of the date of this report. As a result, the impacts remain uncertain and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home, and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

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

For the six months ended June 30, 2020, our assessment considered business and market disruptions caused by the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

The estimates and write-offs for the allowance for doubtful accounts for each reporting period were as follows:

	June 30, 2020	June 30, 2019
Balance, beginning of year	$7,782	$4,266
Provision for bad debts	5,578	3,859
Amounts written off	(4,015)	(1,251)
Balance, end of period	$9,345	$6,874

As of June 30, 2020 and 2019, no one customer represented more than 10% of outstanding accounts receivable. The Company does have receivables at June 30, 2020 from Medicare and Medicaid, representing 70% and 6%, respectively, and 76% combined, of total outstanding receivables (December 31, 2019 - 58%). As these receivables are both from government programs, there is little credit risk associated with these balances; however, these receivables are subject to billing modifications and other adjustments and estimates of the amounts of such adjustments are included in the allowance for doubtful accounts.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2020 and 2019
Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales, for the three and six month periods ended June 30, 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Medicare Revenues	57%	61%	61%	61%
Medicaid Revenues	9%	8%	9%	8%
Total Medicare and Medicaid	66%	69%	70%	69%

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
Comprehensive income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive income represents net income adjusted for unrealized gains and losses on derivative instruments. Accumulated other comprehensive loss is presented on the accompanying Condensed Consolidated Balance Sheets as a component of shareholders' equity.

Revenue recognition

Revenue from a customer consists of any combination of the sale and rental of DME and/or patient medical services. Revenues are billed to and collections received from Medicare, Medicaid, third-party insurers, co-insurance and patient-pay. Revenue is recognized net of contractual adjustments and bad debt based on contractual arrangements with third-party payors, an evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services and reimbursement rates paid by government-sponsored healthcare programs and insurance companies for such services.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2020 and 2019

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

The revenues from each major source are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$19,918	$17,573	$38,710	$33,777
Other durable medical equipment rentals	2,404	1,218	4,535	2,015
Revenue from sales and services under Topic 606
Equipment and supply sales	540	1,075	2,072	1,853
COVID-19 response sales(1)	19,712	—	20,753	—
Service revenues	280	459	590	795
Total Revenues	$42,854	$20,325	$66,660	$38,440
(1) See Management's Discussion and Analysis for further discussion.

Revenue Accounting under Topic 842

The Company leases DME such as non-invasive and invasive ventilators, positive airway pressure ("PAP") machines, percussion vests, oxygen concentrator units and other small respiratory equipment to customers for a fixed monthly amount on a month-to-month basis. The customer generally has the right to cancel the lease at any time during the rental period. The Company considers these rentals to be operating leases.

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
June 30, 2020 and 2019

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

Returns and refunds are not accepted on either equipment sales or sleep study services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of June 30, 2020.

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
June 30, 2020 and 2019
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
June 30, 2020 and 2019
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

The following table details the Company’s fixed assets:

	June 30, 2020	December 31, 2019
Medical equipment	$59,211	$56,202
Furniture and equipment	2,468	2,350
Land	2,138	2,138
Buildings	6,304	6,351
Leasehold improvements	290	301
Vehicles	953	1,110
Less: Accumulated depreciation	(16,277)	(13,680)
Property and equipment, net of accumulated depreciation	$55,087	$54,772

Depreciation in the amount of $1,985,000 and $1,306,000 is included in cost of revenue for the three months ended June 30, 2020 and 2019, respectively, and in the amount of $3,910,000 and $2,472,000 for the six months ended June 30, 2020 and 2019, respectively. Included in medical equipment above is equipment acquired under capital lease obligations whose cost and accumulated depreciation at June 30, 2020 total $9,093,000 and $2,282,000, respectively. At December 31, 2019, cost and accumulated depreciation on equipment acquired under capital lease obligations was $15,680,000 and $1,337,000, respectively. Medical equipment purchases with a cost of $1,448,000 and $2,817,000 were included in accounts payable at June 30, 2020 and December 31, 2019, respectively.

4.  Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	June 30, 2020	December 31, 2019
Accrued trade payables	$3,898	$1,023
Accrued commissions payable	279	371
Accrued bonuses payable	3,864	2,292
Accrued vacation and payroll	1,693	1,502
Current portion of phantom share liability	4,171	3,129
Accrued other liabilities	460	651
Total accrued liabilities	$14,365	$8,968

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2020 and 2019

5.  Debt and lease liabilities

Senior Credit Facility

On February 20, 2018, the Company entered a Commercial Business Loan Agreement that provides for Term Loans and Lines of Credit with Hancock Whitney Bank.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at June 30, 2020 or December 31, 2019.

Commercial Term Notes

On May 30, 2019, the Company entered into a term note (the “Building Term Note”) under the Commercial Business Loan Agreement in the principal amount of $4,845,000. The proceeds of the Building Term Note were used to purchase the Company's corporate headquarters. Beginning July 1, 2019, the Company began making monthly payments towards the outstanding balance. The Building Term Note matures on May 30, 2026 and is secured by substantially all of the assets of the borrower, including the real property acquired with the proceeds of the Building Term Note. The Building Term Note bears interest at a variable rate equal to the one month ICE LIBOR index plus a margin of 2.45% per annum. The Company is required to maintain a loan to value ratio of 85% with respect to the appraised value of the real property. In connection with the Building Term Note, the Company entered into an interest rate swap transaction (the "Interest Rate Swap Transaction") with Hancock Whitney Bank effectively fixing the interest rate for the Building Term Note at 4.68%.

On September 19, 2019, the Company entered into an additional loan agreement providing for a term note (the “Term Note") under the Commercial Business Loan Agreement in the principal amount of $5,000,000. The proceeds of the Term Note were utilized for general corporate purposes. Beginning October 19, 2019, the Company started making monthly principal payments of $139,000 towards the outstanding balance. The Term Note matures on September 19, 2022 and is secured by substantially all of the assets of the borrower. The Term Note bears interest at the rate of 4.60% per annum.

The Company incurred immaterial financing costs related to the above term notes. These deferred financing costs are amortized over the term of the loans using the effective interest method.

The Company has recognized these term notes, which have terms greater than twelve months, as follows:

	June 30, 2020	December 31, 2019
Notes payable	$8,517	$9,379
Less:
Current portion of notes payable	(1,794)	(1,750)
Net long-term notes payable	$6,723	$7,629

Under the terms of the Commercial Business Loan Agreement, the Company is subject to the following financial covenants:

Financial Covenant	Required Ratio	Ratio
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	0.45
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	17.12
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.72

The Company was in compliance with all covenants in effect at June 30, 2020.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2020 and 2019
Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	June 30, 2020	December 31, 2019
Lease liabilities	$6,994	$10,132
Less:
Current portion of lease liabilities	(5,467)	(7,093)
Net long-term lease liabilities	$1,527	$3,039

Finance lease liabilities

The Company has various finance leases for equipment with an implied interest rate at fixed rates up to 9.64%, secured by equipment, due between 2020 and 2022. The Company's weighted average interest rate was 2.75% and 0.47% for all finance lease liabilities outstanding as of June 30, 2020 and 2019, respectively. At June 30, 2020 and 2019, the weighted average lease term was approximately 0.90 years and 0.76 years, respectively. Interest expense related to these finance lease obligations for the three and six months ended June 30, 2020 amounted to $42,000 and $94,000, respectively. Interest expense related to these finance lease obligations for the three and six months ended June 30, 2019 amounted to $20,000 and $46,000, respectively.

Operating lease liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At June 30, 2020, the weighted average lease term was approximately 3.52 years. Operating rental expenses were $201,000 and $385,000 for the three and six months ended June 30, 2020, respectively, and $89,000 and $178,000 for the three and six months ended June 30, 2019.

Included within these operating lease liabilities are real property leases for real estate from a related party. Rental payments under these related party lease agreements are $20,000 per month, plus taxes, utilities and maintenance. Total rental payments for the use of these properties were $61,000 and $121,000 for the three and six months ended June 30, 2020, respectively, and $61,000 and $121,000 for the three and six months ended June 30, 2019, respectively. The expense for these related party rents has been included within general and administrative expenses.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2020 and 2019
The Company’s cash and cash equivalents are measured using Level 1 inputs and include cash on hand, deposits in banks, and money market funds. Due to their short-term nature, the carrying amounts reported in the consolidated balance sheets approximate the fair value of cash and cash equivalents.

The fair value of debt is classified as Level 2 for the periods presented and approximates its carrying value.

Warrants

During 2019, the Company had warrants to purchase one common share of the Company denominated in Canadian dollars which is different from the functional currency of the Company, which is U.S. dollars. The conversion feature is treated as a derivative financial liability and the fair value movement during the period is recognized in the Condensed Consolidated Statement of Income and Comprehensive Income. The change in the value of warrants has been recorded as an unrealized (gain) loss on derivative financial liability in the Condensed Consolidated Statements of Income and Comprehensive Income. All unexercised warrants expired during the year ended December 31, 2019.

The warrant derivative financial liability was valued using Level 3 inputs from the fair value hierarchy.

There were no warrants issued or outstanding during the three and six month periods ended June 30, 2020. A summary of the change in fair value of warrant conversion liability is as follows for the period ended June 30, 2019:

Warrant Conversion Liability
Balance December 31, 2018	$363
Warrants issued	—
Unrealized loss on warrant conversion liability	437
Balance June 30, 2019	$800

Derivative instruments and hedging activities

The Company has one interest rate swap contract in place, which became effective on May 31, 2019 and has been designated as a cash flow hedge. This swap contract matures on May 30, 2026. This swap contract converts the variable interest rate to a fixed interest rate on borrowings under the Building Term Note. As of June 30, 2020, the notional amount of the interest rate swap was $4.7 million and will be amortized over the term of the swap. The fair value was $0.5 million (determined based on Level 2 inputs) and is included in Accrued liabilities, as a component of Long-term liabilities as of June 30, 2020.

In the first six months of 2020, losses recognized as a result of ineffectiveness were immaterial.

7.  Shareholders' Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares.

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 39,082,932 and 37,952,660 shares were issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.

Stock-based compensation

The purpose of the Company's RSU and Option Plans (collectively, the "Former Plan") is to provide incentive to employees, directors, officers, management companies, and consultants who provide services to the Company or any of its subsidiaries. The Former Plan is a “fixed” stock plan, whereby the maximum number of the Company's shares reserved for issuance, combined with any equity securities granted under all other compensation arrangements adopted by the Company, may not exceed 7,582,000 shares (equal to 20% of the issued and outstanding shares of the Company as of the date of the adoption of the Plan).

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2020 and 2019
As of June 30, 2020, the Company had outstanding issuances of options of 3,040,000 and restricted stock units of 701,000 under the Former Plan.

Effective June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan"), and the Former Plan was frozen. No future awards will be made under the Former Plan, and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,000 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 Common Shares.

The following table summarizes stock-based compensation for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation - options	$933	$705	$1,824	$1,283
Stock-based compensation - restricted stock units	263	329	523	631
Total	$1,196	$1,034	$2,347	$1,914

At June 30, 2020, there was approximately $4,078,000 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.26 years. As of June 30, 2020, there was approximately $628,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 0.65 years.

Options

The following table summarizes stock option activity for the six months ended June 30, 2020:

	Number of options (000's)	Weighted average exercise price (CAD$)	Weighted average remaining contractual life	Aggregate Intrinsic Value(1)
Balance December 31, 2019	2,683	$4.36	6.7 years	$7,790
Issued	964	7.44
Exercised	(601)	4.07
Expired / Forfeited	(6)	6.63
Balance June 30, 2020	3,040	$5.39	8.2 years	$16,999
(1) The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

The aggregate intrinsic value of options outstanding was $16,999,000 and options exercisable were $6,926,000 at June 30, 2020. For the six months ended June 30, 2020, 600,897 shares of common stock were issued pursuant to the exercise of stock options.

At June 30, 2020, the Company had 1,043,000 exercisable stock options outstanding with a weighted average exercise price of CAD $3.96 and a weighted average remaining contractual life of 6.8 years. At December 31, 2019, the Company had 1,037,000 exercisable stock options outstanding with a weighted average exercise price of CAD $3.83 and a weighted average remaining contractual life of 3.5 years.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2020 and 2019

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the vesting period, using the Black-Scholes option pricing model calculated using the following assumptions for issuances during the six months ended June 30, 2020:

Exercise price ($CAD)	$7.44 ($CAD)
Risk-free interest rate	1.63%
Expected volatility	65.73%
Expected life of options	10 years
Expected dividend yield	Nil
Fair value on date of grant ($USD)	$4.10 ($USD)

Restricted stock units

Under the Plan, the Company also grants restricted stock units to directors, officers, and employees. The Company accounts for restricted stock units using fair value. The fair value of the restricted stock units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the vesting period, based on the stock price on the date of grant. Restricted stock units vest generally over a one or three-year period. The Company accounts for forfeitures on restricted stock units under ASU 2016-09 and recognizes forfeitures in the period in which they occur.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2020:

	Number of Restricted Stock Units (000's)	Weighted average grant price (CAD$)	Weighted average remaining contractual life	Aggregate Intrinsic Value(1)
Balance December 31, 2019	1,139	$2.74	0.55 years	$7,129
Issued	92	7.44
Vested	(530)	2.54
Expired / Forfeited	—	—
Balance June 30, 2020	701	$3.64	0.65 years	$6,699
(1) The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

During the three months ended June 30, 2020, the Company did not issue any restricted stock units. During the six months ended June 30, 2020, the Company issued 92,088 restricted stock units, with a vesting term of one to three years and a fair value of $5.66 ($USD) per share.

Phantom share units

The Company has a phantom share unit plan, which it uses for grants to directors, officers, and employees. Phantom share units granted under the plan are non-assignable and are settled in cash at vesting. Phantom share units vest annually over a three-year period.

The following table summarizes phantom share unit activity for the six months ended June 30, 2020:

Number of Phantom Share Units (000's)
Balance December 31, 2019	1,350
Issued	346
Vested	(601)
Expired / Forfeited	(53)
Balance June 30, 2020	1,042

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2020 and 2019

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities, using a valuation method with the following inputs:

Six Months Ended
June 30, 2020
Share price	$ 13.01 (CAD$)
Remaining life of phantom share units	0.86 - 2.86 Years
Calculated fair value of phantom share units	$4,699

The total liability associated with phantom share units at June 30, 2020 is $4,699,000, with $4,171,000 of this amount included in current accrued liabilities and the remaining portion of $528,000 included in long-term accrued liabilities. Accrued liability and related expense is determined at each reporting period based on the stock price at period end.

8.  Commitments

Purchase Commitments

As of June 30, 2020, the Company had non-cancellable purchase order commitments in the amount of $5.0 million for respiratory equipment. An outstanding deposit in the amount of $863,000 related to such purchase order commitments is included within other current assets. On July 29, 2020, the Company filed a legal complaint formally requesting a refund of this remaining deposit as the Company believes the supplier is unable to deliver the contracted equipment. The Company is unable to predict what action, if any, might result related to this claim and a loss is not considered probable at June 30, 2020.

9.  Other Income

"CARES" Act Funds Received

The CARES Act created a Provider Relief Fund to support health care-related expenses or lost revenue attributable to the COVID-19 pandemic. The Company received $3.5 million of the Provider Relief Funds in April 2020 and has recognized this amount within other income on its Condensed Consolidated Statements of Income.

The Department of Health and Human Services has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions are modified, it may affect the Company’s ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, the Company has utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

10.  Income Taxes

At June 30, 2020 and 2019, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") which was signed into law on March 27, 2020 includes various income and payroll tax provisions. As of June 30, 2020, the CARES Act has not had a material impact on our condensed consolidated financial statements, however, the Company is still analyzing these provisions of the CARES Act.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2020 and 2019
The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2016. Our annual estimated effective tax rate for 2020 is (32.81)%. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on our operating results. Included in the annual estimated effective tax rate of (32.81)% is a discrete item described below accounting for (44.61)% of the rate.

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Pursuant to ASC 740, any change in judgment relating to the beginning of the year valuation allowance balance should be recognized discretely in continuing operations in the interim period in which the change occurs. At June 30, 2020, the Company determined that it was more likely than not that the deferred tax asset would be realized, and made an adjustment to the deferred tax asset valuation allowance, which reduced the provision for income taxes.

The Company has recorded a provisional income tax benefit of $6.5 million in its Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2020.

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator - basic and diluted:
Net income attributable to shareholders	$19,412	$1,326	$23,655	$3,284

Denominator:
Basic weighted-average number of common shares	38,665,765	37,686,763	38,348,310	38,165,274
Diluted weighted-average number of shares	40,814,238	39,975,307	40,103,016	40,166,855

Basic earnings per share	$0.50	$0.04	$0.62	$0.09
Diluted earnings per share	$0.48	$0.03	$0.59	$0.08

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	38,665,765	37,686,763	38,348,310	38,165,274
Stock options and other dilutive securities	2,148,473	2,288,544	1,754,706	2,001,581
Diluted weighted-average number of shares	40,814,238	39,975,307	40,103,016	40,166,855

12.  Subsequent Events

Conversion of Accounts Payable into Short-term Capital Lease

Subsequent to June 30, 2020, the Company entered into a capital lease agreement with a third party and, as a result, $2.8 million of accounts payable was converted to a short-term lease payable.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019
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
June 30, 2020 and 2019
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

General Matters

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms the "Company," "we," "us" and "our" refer to Viemed Healthcare, Inc. and its wholly-owned subsidiaries.

We were incorporated on December 14, 2016 pursuant to the Business Corporations Act (British Columbia). As of June 30, 2020, we determined that we no longer qualify as a "foreign private issuer," as defined in Rule 3b-4 of the Exchange Act, for the purposes of the informational requirements of the Exchange Act. As a result, effective January 1, 2021, we will become subject to the proxy solicitation rules under Section 14 of the Exchange Act and Regulation FD, and our officers, directors, and principal shareholders will become subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. We will continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019
We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 86.1% of our traditional revenue, excluding the COVID-19 response sales, and 86.4% of our revenue for the three months ended June 30, 2020 and 2019, respectively, and 84.3% and 87.9% for the six months ended June 30, 2020 and 2019, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to use an organic growth model whereby expansion is accomplished through existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in over 35 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of June 30, 2020, we employed more than 249 licensed RTs, representing more than 52% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate efficiently scaling our business in regions that are currently not being effectively serviced.

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

Trends Affecting our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, the limiting of access to medical facilities in certain areas, the promotion of social distancing and the adoption of remote working policies. Local, state and national governments continue to emphasize the importance of essential medical personnel and we remain open to meet the needs of our communities. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters in order to ensure the safety of our employees as well as the safety of our patients. These measures do not appear to be negatively impacting our patient attrition rate at this time. In addition, our current ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing although at lower levels than in recent periods.

In late May and early June, many state governments began a phased reopening of their economies while adhering to new guidelines and enhanced safety measures, including social distancing and face mask protocols. However, certain states have paused or reversed plans to reopen their economies as new cases of COVID-19 have been on the rise in recent weeks. To date there has been minimal disruption to our normal operations, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time.

The COVID-19 pandemic has resulted in a significant economic downturn in the United States and globally and has also led to significant disruptions and volatility in capital and financial markets. Broad economic factors resulting from the current COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, could also affect our service mix, revenue mix, payor mix and patient base, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate may lead to increases in the uninsured and under insured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our financial results and require an increased level of working capital. In addition, we may experience supply chain disruptions, including delays and price increases in equipment and supplies. Staffing, equipment and supplies shortages may also impact our ability to assess potential patients in hospitals and set up and treat patients in the home.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019
We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times, such as limiting discretionary spending across the organization. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020, provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The legislation provides for $100 billion in relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. As a result, we received a payment from the Provider Relief Fund of $3.5 million in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using Provider Relief Fund funds to reimburse expenses or losses that other sources are obligated to reimburse. In accordance with the terms of acceptance for the grant, we have utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

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

While the overall impact of COVID-19 on our consolidated results of operations for the six months ended June 30, 2020 has resulted in an overall increase in revenues related to additional product sales during the period, the overall impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations. For additional information, see Part II. Item 1A “Risk Factors.”

In 2019, CMS announced the inclusion of noninvasive ventilator products on the list of products subject to the competitive bidding program for Round 2021, which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenues (approximately 86% of total revenue in 2019). At the end of 2019, approximately 19% of ventilator product-related revenue was set to be subject to the competitive bidding process under Medicare. On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the President's exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021 and this removal from the competitive bidding process is expected to last three years. As a result of this announcement, we retain the ability to continue to furnish non-invasive ventilators for all of our Medicare accredited areas, however, we are uncertain if vents will be included in future competitive bidding programs.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019
The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Financial Information:
Revenue	$42,854	$23,806	$21,448	$20,368	$20,325	$18,115	$18,363	$16,930
Gross Profit	25,927	15,553	14,243	14,050	14,639	13,074	13,519	12,829
Gross Profit %	61%	65%	66%	69%	72%	72%	74%	76%
Net Income	19,412	4,243	2,388	2,853	1,326	1,958	2,968	2,219
Cash (As of)	29,707	8,409	13,355	12,630	7,691	7,410	10,413	10,174
Total Assets (As of)	112,178	86,801	82,596	79,981	71,014	58,718	53,653	49,240
Adjusted EBITDA(1)	16,287	7,869	5,569	4,883	4,116	4,466	4,896	4,155
Operational Information:
Vent Patients(2)	7,705	7,965	7,759	7,421	7,130	6,393	5,905	5,444
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019:

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
Revenue	$42,854	100.0%	$20,325	100.0%	$22,529	110.8%
Cost of revenue	16,927	39.5%	5,686	28.0%	11,241	197.7%
Gross profit	25,927	60.5%	14,639	72.0%	11,288	77.1%
Selling, general and administrative	16,428	38.3%	11,516	56.7%	4,912	42.7%
Research and development	271	0.6%	203	1.0%	68	33.5%
Stock-based compensation	1,196	2.8%	1,034	5.1%	162	15.7%
Depreciation	205	0.5%	138	0.7%	67	48.6%
(Gain) loss on disposal of property and equipment	(1,458)	(3.4)%	85	0.4%	(1,543)	NM
Other (income) expense	(3,574)	(8.3)%	(1)	—%	(3,573)	NM
Income from operations	12,859	30.0%	1,664	8.2%	11,195	672.8%
Non-operating expenses
Unrealized (gain) loss on warrant conversion liability	—	—%	268	1.3%	(268)	(100.0)%
(Gain) loss from equity investment	(42)	(0.1)%	26	0.1%	(68)	NM
Interest expense, net	135	0.3%	20	0.1%	115	NM
Net income before taxes	12,766	29.8%	1,350	6.6%	11,416	845.6%
(Benefit) provision for income taxes	(6,646)	(15.5)%	24	0.1%	(6,670)	NM
Net income	$19,412	45.3%	$1,326	6.5%	$18,086	NM

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019

Revenue

The following table summarizes our revenue for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
Net revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$19,918	46.5%	$17,573	86.4%	$2,345	13.3%
Other durable medical equipment rentals	2,404	5.6%	1,218	6.0%	1,186	97.4%
Net revenue from sales and services under Topic 606
Equipment and supply sales	540	1.2%	1,075	5.3%	(535)	(49.8)%
COVID-19 response sales	19,712	46.0%	—	—%	19,712	100.0%
Service revenues	280	0.7%	459	2.3%	(179)	(39.0)%
Total net revenue	$42,854	100.0%	$20,325	100.0%	$22,529	110.8%

For the three months ended June 30, 2020, revenue totaled $42.9 million, an increase of $22.5 million (or 110.8%) from the comparable period in 2019. The revenue growth was primarily driven by COVID-19 response sales of $19.7 million. In response to the COVID-19 pandemic, we have been working in close cooperation with state agencies and hospital systems to source urgently needed medical equipment such as ventilators, ventilator supplies, other respiratory equipment, and personal protective equipment. During the three months ended June 30, 2020, the $19.7 million of COVID-19 response sales consisted primarily of PAPs, ventilators and associated supplies and personal protective equipment. We expect further COVID-19 response sales during the remainder of 2020, but the quantity and impact of such sales remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment and supplies from other suppliers.

Excluding the COVID-19 response sales, net revenue increased $2.8 million (or 13.9%) from the comparable period in 2019. The increase was primarily driven by increased ventilator rental revenue of $2.3 million (or 13.3%) coinciding with our active ventilator patient base growing from 7,130 as of June 30, 2019 to 7,705 as of June 30, 2020, an increase of 8%. Rental revenue from other DME grew $1.2 million (or 97.4%) quarter over quarter. This growth was largely attributable to our percussion vests, PAPs, and oxygen concentrators. As we continue to expand geographically into new states and further expand our presence in our existing territories, we expect continued growth in our active ventilator patient base and ventilator rental revenue, as well as in our other respiratory products, though in the short term we anticipate growth to occur at a slower rate than in recent periods as a result of the pandemic.

Non-COVID-19 related equipment sales and services combined decreased by $0.7 million (or 46.5%) year over year as the majority of our sales force shifted its focus to assist state agencies and hospitals in their efforts to procure respiratory equipment and supplies in response to the COVID-19 pandemic. We expect that such equipment sales and services will continue to be impacted for the duration of the pandemic.

Cost of revenue and gross profit

For the three months ended June 30, 2020, cost of revenue totaled $16.9 million, an increase of $11.2 million (or 197.7%) from the comparable period in 2019. COVID-19 response sales accounted for $9.2 million (or 54.3%) of these costs. For the three months ended June 30, 2020 and 2019, gross profit percentage decreased from approximately 72.0% to approximately 60.5%. The decreased margins were primarily the result of the above mentioned COVID-19 response sales which contributed a weighted average gross profit percentage of 53.4%. Excluding COVID-19 response sales, gross profit percentage for the three months ended June 30, 2020 was 66.6%. The reduction in gross profit percentage is also due in part to direct labor cost for respiratory therapists. While our active ventilator patient base growth was impacted by the current pandemic in the short term, we have not experienced a corresponding change in the number of respiratory therapists employed. We believe it to be in the long term interest of our patients and the business to continue to employ these essential employees. We expect our gross profit percentage for our normal operations (non-COVID-19 related) to remain relatively consistent with the current quarter through the end of 2020.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019
Selling, general & administrative expense

For the three months ended June 30, 2020, selling, general and administrative expenses totaled $16.4 million, an increase of $4.9 million (or 42.7%) from the comparable prior period. Selling, general, and administrative expenses as a percentage of revenue decreased to 38.3% for the three months ended June 30, 2020 compared to 56.7% for the three months ended June 30, 2019. Excluding the impact of the COVID-19 response sales, selling, general, and administrative expenses as a percentage of revenue was 71.0% for the three months ended June 30, 2020.

The increase in overall selling, general and administrative expense as compared to the prior year period is attributable to additional employee related expenses to accommodate the overall growth of the Company, as well as additional public company expenses relating to our NASDAQ listing in August 2019, partially offset by a decrease in travel, meals, and entertainment due to COVID-19 related restrictions. Employee compensation expenses increased $3.9 million (or 44.7%) as our full time employee count increased to 459 on June 30, 2020 from 357 on June 30, 2019, an increase of 28.6%. Additionally, $1.6 million of the employee compensation expense increase was the result of the impact of our phantom stock plan. Our phantom stock plan is measured at fair value as of the reporting period and is driven primarily by the number of eligible employees and our stock price. On June 30, 2020, our stock price closed at $13.01 (CAD$), versus $8.93 (CAD$) on June 30, 2019, driving higher comparable expenses related to these awards in the current period. Professional fees also increased $0.5 million (or 93%) for the comparable period, driven by higher legal and consulting fees relating to the COVID-19 pandemic. As we continue to respond to the COVID-19 pandemic, grow new markets and increase our employee count, we expect selling, general, and administrative expenses will trend accordingly. We expect that selling, general and administrative expenses, in absolute terms, will remain relatively consistent with the current quarter through the end of 2020.

(Gain) loss on disposal of property and equipment

For the three months ended June 30, 2020, we recorded a gain on disposal of property and equipment of $1.5 million, compared to a loss of $0.1 million during the comparable period in 2019. As a result of our efforts for the COVID-19 response as described above, certain of our previously placed in service property and equipment was sold. As a result, during the three months ended June 30, 2020, we recorded sales proceeds on used equipment of $2.5 million which resulted in a net gain on disposal for related equipment of $1.5 million. We expect disposals of equipment to generally remain consistent with historical trends, with the exception of additional gains that could be realized from any additional COVID-19 response sales, but the impact of such sales remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment and supplies from other suppliers.

Other (income) expense

For the three months ended June 30, 2020, other income totaled $3.6 million. We received a payment from the Provider Relief Fund of $3.5 million in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic as described in detail above.

Stock-based compensation

For the three months ended June 30, 2020, stock-based compensation totaled $1.2 million, an increase of $0.2 million (or 15.7%) from the comparable period in 2019. This increase is attributable to the expense of additional stock-based awards during 2020. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained under 5%.

Interest expense, net

For the three months ended June 30, 2020, net interest expense totaled $0.1 million, an increase of $0.1 million from the comparable period in 2019. The increased interest expense results from from the Building Term Note that funded the purchase of the new corporate headquarters in May 2019 and the Term Note used for general corporate purposes that was entered in September 2019. See "Liquidity and Capital Resources" below for additional information on the Building Term Note and Term Note. We expect net interest expense to remain relatively consistent through the end of 2020.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019

(Benefit) provision for income taxes

For the three months ended June 30, 2020, the provision for income taxes was a $6.6 million benefit, compared to a $24,000 expense during the 2019 period. The decrease in income tax expense was primarily due to a lower effective tax rate which was caused by the release of a valuation allowance and recognition of a deferred tax asset during the current period. As we continue to incur substantial capital expenditures to acquire medical equipment to accommodate our patient base growth, combined with the deferred tax assets, we expect most near-term cash tax payments for federal and state tax liabilities to remain relatively consistent.

Net income

For the three months ended June 30, 2020, net income was $19.4 million, an increase of $18.1 million from the comparable period in 2019. Net income as a percentage of revenue increased from 6.5% for the three months ended June 30, 2019 to 45.3% for the three months ended June 30, 2020, driven by increased sales revenue, gains on disposal of equipment in response to COVID-19, and receipt of the Provider Relief Funds.

Comparison of the Six Months Ended June 30, 2020 and 2019:

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
Revenue	$66,660	100.0%	$38,440	100.0%	$28,220	73.4%
Cost of revenue	25,180	37.8%	10,727	27.9%	14,453	134.7%
Gross profit	41,480	62.2%	27,713	72.1%	13,767	49.7%
Selling, general and administrative	27,005	40.5%	20,976	54.6%	6,029	28.7%
Research and development	445	0.7%	437	1.1%	8	1.8%
Stock-based compensation	2,347	3.5%	1,914	5.0%	433	22.6%
Depreciation	410	0.6%	267	0.7%	143	53.6%
(Gain) loss on disposal of property and equipment	(2,627)	(3.9)%	141	0.4%	(2,768)	NM
Other (income) expense	(3,574)	(5.4)%	(2)	—%	(3,572)	NM
Income from operations	17,474	26.2%	3,980	10.4%	13,494	339.0%
Non-operating expenses
Unrealized (gain) loss on warrant conversion liability	—	—%	437	1.1%	(437)	(100.0)%
Loss from equity investment	(15)	—%	51	0.1%	(66)	(129.4)%
Interest expense, net	293	0.4%	46	0.1%	247	NM
Net income before taxes	17,196	25.8%	3,446	9.0%	13,750	399.0%
(Benefit) provision for income taxes	(6,459)	(9.7)%	162	0.4%	(6,621)	NM
Net income	$23,655	35.5%	$3,284	8.5%	$20,371	620.3%

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019

Revenue

The following table summarizes our revenue for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
Net revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$38,710	58.1%	$33,777	87.9%	$4,933	14.6%
Other durable medical equipment rentals	4,535	6.8%	2,015	5.2%	2,520	125.1%
Net revenue from sales and services under Topic 606
Equipment and supply sales	2,072	3.1%	1,853	4.8%	219	11.8%
COVID-19 response sales	20,753	31.1%	—	—%	20,753	100.0%
Service revenues	590	0.9%	795	2.1%	(205)	(25.8)%
Total net revenue	$66,660	100.0%	$38,440	100.0%	$28,220	73.4%

For the six months ended June 30, 2020, revenue totaled $66.7 million, an increase of $28.2 million (or 73.4%) from the comparable period in 2019. The revenue growth was primarily driven by COVID-19 response sales of $20.8 million as described in more detail above. We expect further COVID-19 response sales during the remainder of 2020, but the quantity and impact of such sales remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment and supplies from other suppliers.

Excluding the COVID-19 response sales, net revenue increased $7.5 million (or 19.4%) from the comparable period in 2019. Ventilator rental revenue increased $4.9 million (or 14.6%) due to our organic growth in active ventilator patient base. In addition to the ventilator rental revenue growth, rental revenue from other durable medical equipment grew $2.5 million (or 125.1%) which primary consisted of increased rentals of percussion vests and oxygen concentrators. In the short term, we anticipate our growth to occur at a slower rate than in recent periods as a result of the pandemic.

Non-COVID-19 related equipment sales and services combined were materially consistent year over year as the majority of our sales force shifted its focus to assist state agencies and hospitals in their efforts to procure respiratory equipment and supplies in response to the COVID-19 pandemic. We expect such equipment sales and services will continue to be impacted for the duration of the pandemic.

Cost of revenue and gross profit

For the six months ended June 30, 2020, cost of revenue totaled $25.2 million, an increase of $14.5 million (or 134.7%) from the comparable period in 2019. For the six months ended June 30, 2020 and 2019, gross profit percentage decreased from approximately 72.1% to approximately 62.2%. The lower margins are primarily the result of the high volume of COVID-19 response sales. Historically the majority of our revenue has come from equipment rentals. For the six months ended June 30, 2020, COVID-19 response sales accounted for 31.1% of total revenue, thus driving margin lower. Excluding COVID-19 response sales, gross profit percentage for the six months ended June 30, 2020 was 66.4%. The reduction in gross profit percentage is also due in part to direct labor cost for respiratory therapists. While our active ventilator patient base growth was impacted by the pandemic in the short term, we have not experienced a corresponding change in the number of respiratory therapists employed. We believe it to be in the long term interest of our patients and the business to continue to employ these essential employees. We expect our gross profit percentage for our normal operations (non-COVID-19 related) to remain relatively consistent with the current quarter through the end of 2020.

Selling, general & administrative expense

For the six months ended June 30, 2020, selling, general and administrative expenses totaled $27.0 million, an increase of $6.0 million (or 28.7%) from the comparable period in 2019. Selling, general, and administrative expenses as a percentage of revenue decreased to 40.5% for the six months ended June 30, 2020, compared to 54.6% and for the six months ended June 30, 2019. Excluding the impact of the COVID-19 response sales, selling, general, and administrative expenses as a percentage of revenue was 58.8% for the six months ended June 30, 2020.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019
The increase in overall selling, general and administrative expense as compared to the prior year period is attributable to additional employee related expenses to accommodate the overall growth of the Company as well as additional public company expenses relating to our NASDAQ listing in August 2019, partially offset by a decrease in travel, meals, and entertainment due to COVID-19 related restrictions. Employee compensation increased $3.3 million (or 21%) as our full time employee count increased to 459 at June 30, 2020, compared to 357 at June 30, 2019, an increase of 28.6%. Included in employee compensation expense is $3.6 million related to of our phantom stock plan compared to $4.6 million from the comparable period in 2019.

Additionally, professional fees increased $1.0 million (or 112%) from the comparable period in 2019, driven by higher legal and consulting fees relating to the COVID-19 pandemic. As we continue to respond to the COVID-19 pandemic, grow into new markets and increase our employee count, we expect selling, general, and administrative expenses will trend accordingly. We expect that selling, general and administrative expenses as a percentage of revenue will trend higher towards historical percentages toward the end of 2020.

(Gain) loss on disposal of property and equipment

For the six months ended June 30, 2020, we recorded a gain on disposal of property and equipment of $2.6 million, compared to a loss of $0.1 million during the comparable period in 2019. As a result of our efforts for the COVID-19 response as described above, certain of our previously placed in service property and equipment was sold. As a result, during the six months ended June 30, 2020, we recorded sales proceeds on used equipment of $5.0 million which resulted in a net gain on disposal for related equipment of $3.5 million. We expect disposals of equipment to generally remain consistent with historical trends, with the exception of additional gains that could be realized from any additional COVID-19 response sales, but the impact of such sales remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment and supplies from other suppliers.

Other (income) expense

For the six months ended June 30, 2020, other income totaled $3.6 million, an increase of $3.6 million from the comparable prior period. We received a payment from the Provider Relief Fund of $3.5 million in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic as described in detail above.

Stock-based compensation

For the six months ended June 30, 2020, stock-based compensation totaled $2.3 million, an increase of $0.4 million (or 22.6%) from the comparable period in 2019. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained under 5%.

Interest expense, net

For the six months ended June 30, 2020, net interest expense totaled $0.3 million, an increase of $0.2 million from the comparable period in 2019. We expect net interest expense to increase as a result of the Building Term Note and Term Note described below. We expect net interest expense to remain materially consistent through the end of 2020.

(Benefit) provision for income taxes

For the six months ended June 30, 2020, the provision for income taxes was a $6.5 million benefit, compared to a $0.2 million expense during the 2019 period. The decrease in income tax expense was primarily due to a lower effective tax rate which was caused by the release of a valuation allowance and recognition of a deferred tax asset during the current period. As we continue to incur substantial capital expenditures to acquire medical equipment to accommodate our patient base growth, combined with the deferred tax assets, we expect most near-term cash tax payments for federal and state tax liabilities to remain relatively consistent.

Net income

For the six months ended June 30, 2020, net income was $23.7 million, an increase of $20.4 million from the comparable period in 2019. Net income as a percentage of revenue increased from 8.5% for the six months ended June 30, 2019 to 35.5% for the six months ended June 30, 2020, driven by increased sales revenue, gains on disposal of equipment in response to COVID-19, and receipt of the Provider Relief Funds.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019
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

–Depreciation may be useful for investors to consider because it generally represents the wear and tear on the property and equipment used in our operations. However, we do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating costs.

–The amount of interest expense we incur or interest income we generate may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of interest expense or interest income to be a representative component of the day-to-day operating performance of our business.

–Unrealized loss on warrant conversion liability may be useful for investors to consider as it represents changes in the fair value of warrants and exchangeable shares of subsidiaries, driven predominantly by changes in our share price and exchange rates. These changes are non-cash, as is the settlement of the underlying derivative liability, which occurs upon the conversion of the derivative instrument into common shares of the Company.

–Stock-based compensation may be useful for investors to consider because it is an estimate of the non-cash component of compensation received by the Company’s directors, officers, employees and consultants. However, stock-based compensation is being excluded from our operating expenses because the decisions which gave rise to these expenses were not made to increase revenue in a particular period, but were made for the Company’s long-term benefit over multiple periods. While strategic decisions, such as those to issue stock-based awards are made to further our long-term strategic objectives and do impact our earnings under GAAP, these items affect multiple periods and management is not able to change or affect these items within any period.

–Income tax expense may be useful for investors to consider because it generally represents the taxes which may be payable for the period and the change in deferred income taxes and may reduce or increase the amount of funds otherwise available for use. However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.

The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Net Income	$19,412	$4,243	$2,388	$2,853	$1,326	$1,958	$2,968	$2,219
Add back:
Depreciation	2,190	2,130	2,003	1,659	1,444	1,295	1,177	972
Interest expense	135	158	212	56	20	26	30	37
Unrealized (gain) loss on warrant conversion liability	—	—	—	(800)	268	169	(210)	220
Stock-based compensation	1,196	1,151	908	1,064	1,034	880	804	672
Income tax (benefit) expense	(6,646)	187	58	51	24	138	127	35
Adjusted EBITDA	$16,287	$7,869	$5,569	$4,883	$4,116	$4,466	$4,896	$4,155

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019

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

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2020 was $29.7 million, compared to $13.4 million at December 31, 2019. Based on our current plan of operations, including potential acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully undrawn as of June 30, 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
Net Cash provided by (used in):
Operating activities	$21,988	$5,963
Investing activities	(620)	(7,487)
Financing activities	(5,016)	(1,198)
Net increase (decrease) in cash and cash equivalents	$16,352	$(2,722)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2020 was $22.0 million, resulting from net income of $23.7 million and non-cash net income adjustments of $1.8 million and an increase in net operating liabilities of $7.2 million, which was partially offset by an increase in net operating assets of $10.6 million. The non-cash net income adjustments primarily consisted of $5.6 million in change of allowance for doubtful accounts, $4.3 million of depreciation, $2.6 million of gains on disposal of property and equipment, change in deferred tax asset of $7.8 million and $2.3 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $5.1 million and an increase in inventory of $5.2 million. The changes in operating liabilities primarily consisted of an increase in accounts payable of $2.0 million and an increase in accrued liabilities of $3.8 million. The increase in our operating assets was primarily driven by accounts receivable related to COVID-19 response sales occurring during the quarter. Included in our operating cash flows for the period is the receipt of $3.5 million in Provider Relief Funds.

Net cash provided by operating activities during the six months ended June 30, 2019 was $6.0 million, resulting from net income of $3.3 million, non-cash net income adjustments of $9.1 million, and an increase in net operating liabilities of $2.3 million, which was partially offset by an increase in net operating assets of $8.8 million. The non-cash net income adjustments primarily consisted of $3.9 million in change of allowance for doubtful accounts, $2.7 million of depreciation and $1.9 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $7.8 million as a result of increased revenue growth and an increase in inventory of $0.8 million. The changes in operating liabilities primarily consisted of increases in accounts payable of $1.9 million and deferred revenue of $0.7 million, partially offset by a decrease in accrued liabilities of $0.2 million.

Net Cash Used in Investing Activities

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019
Net cash used in investing activities during the six months ended June 30, 2020 was $0.6 million, consisting of $5.7 million of purchases of property and equipment, partially offset by $5.1 million of COVID-19 response sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Combining cash purchases of property and equipment of $5.7 million and equipment financed through finance leases of $2.9 million, our total capital expenditures for the six months ended June 30, 2020 were $8.6 million. This represents an $8.5 million, (or 49.7%), decrease year over year.

Net cash used in investing activities during the six months ended June 30, 2019 was $7.5 million, consisting of $7.7 million of purchases of property and equipment, partially offset by $0.2 million of proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to the purchase of our new corporate headquarters in addition to medical equipment rented to our patients. Combining cash purchases of property and equipment of $7.7 million and equipment financed through finance leases of $9.4 million, our total capital expenditures for the six months ended June 30, 2019 was $17.1 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2020 was $5.0 million, consisting of $0.8 million in principal payments on the Term Note and $5.9 million in repayments of finance lease liabilities, partially offset by $1.8 million proceeds from the exercise of stock options.

Net cash used in financing activities during the six months ended June 30, 2019 was $1.2 million, consisting of $4.8 million in proceeds to finance the purchase of our corporate headquarters, $4.6 million in repayments of finance lease liabilities and $1.5 million of shares repurchased and canceled under our normal course issuer bid.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at June 30, 2020 or December 31, 2019. While we currently have no immediate plans to draw on this line of credit, the line of credit allows flexibility in funding our future operations subject to compliance with the covenants described above.

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

Under the terms of the Commercial Business Loan Agreement, the Company is subject to the following financial covenants:

Financial Covenant	Required Ratio	Ratio
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	0.45
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	17.12
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.72

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019
The Company was in compliance with all covenants in effect at June 30, 2020.

Sources of funds

Our cash provided by operating activities in the six months ended June 30, 2020 was $22.0 million compared to $6.0 million in the six months ended June 30, 2019.

HHS Provider Relief Funds

The Company received $3.5 million of Provider Relief Funds from the United States Department of Health and Human Services (“HHS”) provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the CARES Act. The funds are allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. The fund payments are grants, not loans, and HHS will not require repayment, but the funds must be used only for grant approved purposes.

As of June 30, 2020, we had cash and cash equivalents of $29.7 million.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $223,000 and $166,000 for the three months ended June 30, 2020 and 2019, respectively, and $402,000 and $335,000 for the six months ended June 30, 2020 and 2019, respectively.

Off balance sheet arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its results of operations or financial condition.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2020 and 2019
Accounting and Disclosure Matters

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
June 30, 2020 and 2019
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

Returns and refunds are not accepted on either equipment sales or sleep study services. We do not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. We do not have any partially or unfilled performance obligations related to contracts with customers and as such, we have no contract liabilities as of June 30, 2020.

Allowance for doubtful accounts

We estimate that a certain portion of receivables from customers may not be collected and maintain an allowance for doubtful accounts. We evaluate the net realizable value of accounts receivable as of the date of consolidated balance sheets. Specifically, we consider historical realization data including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that the estimates could change, which could have a material impact on the operations and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. Our allowance for doubtful accounts was $9.3 million and $6.9 million as of June 30, 2020 and 2019, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

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
June 30, 2020 and 2019
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
June 30, 2020 and 2019
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

i.that the Company's disclosure controls and procedures are designed to ensure (a) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (b) that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and

ii.that the Company's disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
June 30, 2020 and 2019
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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 4, 2020, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our risk factors from those disclosed in that Annual Report.

The COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, the limiting of access to medical facilities in certain areas, the promotion of social distancing and the adoption of remote working policies. Local, state and national governments continue to emphasize the importance of essential medical personnel and we remain open to meet the needs of our communities. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters in order to ensure the safety of our employees as well as the safety of our patients. These measures do not appear to be negatively impacting our patient attrition rate at this time. In addition, our current ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing although at lower levels than in recent periods. In late May and early June, many state governments began a phased reopening of their economies while adhering to new guidelines and enhanced safety measures, including social distancing and face mask protocols. However, certain states have paused or reversed plans to reopen their economies as new cases of COVID-19 have been on the rise in recent weeks.To date there has been minimal disruption to our normal operations, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time.

The COVID-19 pandemic has resulted in a significant economic downturn in the United States and globally and has also led to significant disruptions and volatility in capital and financial markets. Broad economic factors resulting from the current COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, could also affect our service mix, revenue mix, payor mix and patient base, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate may lead to increases in the uninsured and under insured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our financial results and require an increased level of working capital. In addition, we may experience supply chain disruptions, including delays and price increases in equipment and supplies. Staffing, equipment and supplies shortages may also impact our ability to assess potential patients in hospitals and set up and treat patients in the home.

We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times, such as limiting discretionary spending across the organization. In addition, we have received, and may continue to receive, payments, grants or other relief under the CARES Act and other stimulus efforts. While the overall impact of COVID-19 on our consolidated results of operations for the three and six months ended June 30, 2020 has resulted in an overall increase in revenues related to additional product sales during the periods, the overall impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain, and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

VIEMED HEALTHCARE, INC.
June 30, 2020 and 2019
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

CMS, the agency responsible for administering the Medicare program, conducts a competition for each competitive acquisition area under which providers submit bids to supply certain covered items of DME. Under the competitive bidding program, DME suppliers compete to become Medicare contract suppliers by submitting bids to furnish certain items in competitive bidding areas. As part of the competitive bidding process, single payment amounts ("SPAs") replace the current Medicare DME fee schedule payment amounts for selected items in certain areas of the country. The SPAs are determined by using bids submitted by DME suppliers.

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

The change from foreign private issuer to U.S. domestic issuer effective as of January 1, 2021 may result in significant additional costs and expenses to us.

As of June 30, 2020, we have determined that we no longer qualify as a “foreign private issuer,” as defined under U.S. securities law. As a result, effective as of January 1, 2021, we will no longer be eligible to use the rules designed for foreign private issuers and we will be considered a U.S. domestic issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than the costs incurred as a foreign private issuer. In anticipation of losing our foreign private issuer status, we have filed annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC as if we were a U.S. domestic issuer. However, effective as of January 1, 2021, we will be required to comply with U.S. proxy requirements and Regulation FD and our officers, directors and principal shareholders will become subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Exchange Act. In addition, we will also no longer be eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or Nasdaq and may be required to modify certain of our policies to comply with good governance practices applicable to U.S. domestic issuers, which would involve additional costs and expenses.

VIEMED HEALTHCARE, INC.
June 30, 2020 and 2019
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Share Repurchases

The Company did not repurchase any equity securities during the quarter ended June 30, 2020.

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the Loan Agreement, subject to certain exceptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

VIEMED HEALTHCARE, INC.
June 30, 2020 and 2019

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

10.1
Fourth Amendment to Commercial Business Loan Agreement for Term Loans and Lines of Credit dated May 1, 2020 among Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC and Hancock Whitney Bank. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2020.

10.2
Commercial Term Note made by Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC to Hancock Whitney Bank, dated as of May 1, 2020. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q file on May 5, 2020.

10.3	Viemed Healthcare, Inc. 2020 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2020.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

VIEMED HEALTHCARE, INC.
June 30, 2020 and 2019

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Document.

* Filed herewith.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
# Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

VIEMED HEALTHCARE, INC.
June 30, 2020 and 2019
SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: August 4, 2020

Page 44