Form 10-Q
period 2020-09-30
VIEMED HEALTHCARE, INC.
filed 2020-11-04
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of October 31, 2020, there were 39,145,182 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
September 30, 2020 and 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At September 30, 2020	At December 31, 2019
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$32,396	$13,355
Accounts receivable, net of allowance for doubtful accounts of $8,788 and $7,782 at September 30, 2020 and December 31, 2019, respectively	2	11,489	11,534
Inventory, net of inventory reserve of $805 and $0 at September 30, 2020 and December 31, 2019, respectively	2	2,762	1,360
Prepaid expenses and other assets	2	3,333	1,562
Total current assets		$49,980	$27,811
Long-term assets
Property and equipment, net	3	56,317	54,772
Equity method investment		79	13
Deferred tax asset	10	7,593	—
Total long-term assets		$63,989	$54,785
TOTAL ASSETS		$113,969	$82,596

LIABILITIES
Current liabilities
Trade payables		$7,553	$4,700
Deferred revenue		3,612	3,315
Income taxes payable		368	86
Accrued liabilities	4	12,793	8,968
Current portion of lease liabilities	5	4,207	7,093
Current portion of long-term debt	5	1,815	1,750
Total current liabilities		$30,348	$25,912
Long-term liabilities
Accrued liabilities	7	1,210	2,317
Long-term lease liabilities	5	952	3,039
Long-term debt	5	6,261	7,629
Total long-term liabilities		$8,423	$12,985
TOTAL LIABILITIES		$38,771	$38,897

Commitments and Contingencies		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 39,145,182 and 37,952,660 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	7	9,085	3,366
Additional paid-in capital		6,019	6,377
Accumulated other comprehensive loss		(478)	(157)
Retained earnings		60,572	34,113
TOTAL SHAREHOLDERS' EQUITY		$75,198	$43,699

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$113,969	$82,596

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2020	2019	2020	2019
Revenue	2	$33,447	$20,368	$100,107	$58,808

Cost of revenue		13,994	6,318	39,174	17,045

Gross profit		$19,453	$14,050	$60,933	$41,763

Operating Expenses
Selling, general and administrative		13,550	10,231	40,555	31,207
Research and development		243	208	688	645
Stock-based compensation	7	1,234	1,064	3,581	2,978
Depreciation		202	193	612	460
Loss (gain) on disposal of property and equipment		203	167	(2,424)	308
Other (income) expense	9	(19)	1	(3,593)	(1)
Income from operations		$4,040	$2,186	$21,514	$6,166

Non-operating expenses
Unrealized gain on warrant conversion liability	6	—	(800)	—	(363)
(Gain) loss from equity method investment		(21)	26	(36)	77
Interest expense, net of interest income	5	116	56	409	102

Net income before taxes		3,945	2,904	21,141	6,350
Provision (benefit) for income taxes	10	1,141	51	(5,318)	213

Net income		$2,804	$2,853	$26,459	$6,137

Other Comprehensive Income
Change in unrealized gain (loss) on derivative instruments, net of tax		24	(88)	(321)	(236)
Other Comprehensive Loss		$24	$(88)	$(321)	$(236)

Comprehensive Income		$2,828	$2,765	$26,138	$5,901

Net income per share
Basic	11	$0.07	$0.08	$0.69	$0.17
Diluted	11	$0.07	$0.07	$0.66	$0.15

Weighted average number of common shares outstanding:
Basic	11	39,107,640	37,812,921	38,603,267	37,775,775
Diluted	11	41,155,668	40,051,422	40,377,608	39,768,877

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2018	37,500,815	$71	$5,390	$—	$27,110	$32,571
Stock-based compensation - options	—	—	578	—	—	578
Stock-based compensation - restricted stock	—	—	302	—	—	302
Exercise of options	2,418	4	—	—	—	4
Shares issued for vesting of restricted stock units	539,965	2,202	(2,202)	—	—	—
Shares repurchased and canceled under the Normal Course Issuer Bid	(365,100)	—	—	—	(1,522)	(1,522)
Net Income	—	—	—	—	1,958	1,958
Shareholders' equity, March 31, 2019	37,678,098	$2,277	$4,068	$—	$27,546	$33,891

Stock-based compensation - options	—	—	705	—	—	705
Share-based compensation - restricted stock	—	—	329	—	—	329
Exercise of warrants	8,280	16	—	—	—	16
Exercise of options	4,725	18	—	—	—	18
Shares issued for vesting of restricted stock units	6,432	39	(39)	—	—	—
Change in accumulated other comprehensive loss	—	—	—	(148)	—	(148)
Net Income	—	—	—	—	1,326	1,326
Shareholders' equity, June 30, 2019	37,697,535	$2,350	$5,063	$(148)	$28,872	$36,137

Stock-based compensation - options	—	—	745	—	—	745
Stock-based compensation - restricted stock	—	—	319	—	—	319
Exercise of warrants	124,890	245	—	—	—	245
Exercise of options	35,025	114	—	—	—	114
Shares issued for vesting of restricted stock units	95,210	657	(657)	—	—	—
Change in accumulated other comprehensive loss	—	—	—	(88)	—	(88)
Net Income	—	—	—	—	2,853	2,853
Shareholders' equity, September 30, 2019	37,952,660	$3,366	$5,470	$(236)	$31,725	$40,325

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2019	37,952,660	$3,366	$6,377	$(157)	$34,113	$43,699
Stock-based compensation - options	—	—	891	—	—	891
Stock-based compensation - restricted stock	—	—	260	—	—	260
Exercise of options	4,737	15	—	—	—	15
Shares issued for vesting of restricted stock units	529,375	3,276	(3,276)	—	—	—
Change in accumulated other comprehensive loss	—	—	—	(312)	—	(312)
Net Income	—	—	—	—	4,243	4,243
Shareholders' equity, March 31, 2020	38,486,772	$6,657	$4,252	$(469)	$38,356	$48,796

Stock-based compensation - options	—	—	933	—	—	933
Stock-based compensation - restricted stock	—	—	263	—	—	263
Exercise of options	596,160	1,757	—	—	—	1,757
Change in accumulated other comprehensive loss	—	—	—	(33)	—	(33)
Net Income	—	—	—	—	19,412	19,412
Shareholders' equity, June 30, 2020	39,082,932	$8,414	$5,448	$(502)	$57,768	$71,128

Stock-based compensation - options	—	—	945	—	—	945
Stock-based compensation - restricted stock	—	—	289	—	—	289
Exercise of options	2,400	8	—	—	—	8
Shares issued for vesting of restricted stock units	59,850	663	(663)	—	—	—
Change in accumulated other comprehensive income	—	—	—	24	—	24
Net Income	—	—	—	—	2,804	2,804
Shareholders' equity, September 30, 2020	39,145,182	$9,085	$6,019	$(478)	$60,572	$75,198

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Nine Months Ended September 30,
	Note	2020	2019
Cash flows from operating activities
Net income		$26,459	$6,137
Adjustments for:
Depreciation		6,745	4,398
Change in allowance for doubtful accounts	2	7,031	6,937
Share-based compensation	7	3,581	2,978
Unrealized gain on warrant conversion liability	6	—	(363)
(Gain) loss on equity method investment		(36)	77
(Gain) loss on disposal of property and equipment		(2,424)	308
Deferred income taxes (benefit)		(7,593)	—
Net change in working capital
Increase in accounts receivable		(6,986)	(9,827)
(Increase) decrease in inventory		(1,402)	1,621
Increase in prepaid expenses and other current assets		(1,771)	(1,321)
Increase (decrease) in trade payables		2,739	(1,813)
Increase in deferred revenue		297	770
Increase in accrued liabilities		2,397	1,909
Increase (decrease) in income tax payable		282	(124)
Net cash provided by operating activities		$29,319	$11,687

Cash flows from investing activities
Purchase of property and equipment		(8,204)	(10,582)
Investment in equity method investment		(30)	—
Proceeds from sale of property and equipment		5,187	350
Net cash used in investing activities		$(3,047)	$(10,232)

Cash flows from financing activities
Proceeds from exercise of options		1,780	136
Proceeds from exercise of warrants		—	261
(Principal payments) net proceeds on notes payable	5	(104)	4,837
(Principal payments) net proceeds on term note	5	(1,199)	4,966
Shares repurchased and canceled under the Normal Course Issuer Bid		—	(1,522)
Repayments of lease liabilities		(7,708)	(7,916)
Net cash (used in) provided by financing activities		$(7,231)	$762

Net increase in cash and cash equivalents		19,041	2,217
Cash and cash equivalents at beginning of year		13,355	10,413
Cash and cash equivalents at end of period		$32,396	$12,630

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$437	$91
Cash paid during the period for income taxes, net of refunds received		$1,975	$338
Supplemental disclosures of non-cash transactions
Property and equipment financed through finance leases		$3,002	$14,735
Property and equipment financed through leases under FASB ASC 842		$57	$2,052

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2020 and 2019
1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of in-home durable medical equipment ("DME") and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in 36 states in the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

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

As of September 30, 2020, the COVID-19 pandemic is ongoing and the impacts of the pandemic on our business, financial condition and results of operations continue to evolve as of the date of this report. As a result, the impacts remain uncertain and

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2020 and 2019
difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home, and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

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

For the nine months ended September 30, 2020, our assessment considered business and market disruptions caused by the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

The estimates and write-offs for the allowance for doubtful accounts for each reporting period were as follows:

	September 30, 2020	September 30, 2019
Balance, beginning of year	$7,782	$4,266
Change in allowance for doubtful accounts	7,031	6,937
Amounts written off	(6,025)	(3,539)
Balance, end of period	$8,788	$7,664

As of September 30, 2020 and 2019, no one customer represented more than 10% of outstanding accounts receivable. The Company does have receivables at September 30, 2020 from Medicare and Medicaid, representing 59% and 6%, respectively, and 65% combined, of total outstanding receivables (December 31, 2019 - 58%). As these receivables are both from government programs, there is little credit risk associated with these balances; however, these receivables are subject to billing modifications and other adjustments and estimates of the amounts of such adjustments are included in the allowance for doubtful accounts.

Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the three and nine month periods ended September 30, 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medicare Revenues	57%	57%	60%	59%
Medicaid Revenues	9%	7%	9%	7%
Total Medicare and Medicaid	66%	64%	69%	66%

Inventory

Inventory represents non-serialized respiratory supplies that consist of equipment parts, consumables, and associated product supplies and is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. Obsolete and unserviceable inventories are valued at estimated net realizable value. Inventory is presented net of a reserve balance of $805,000 and $0 at September 30, 2020 and December 31, 2019, respectively, that relates to COVID-19 response supplies.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2020 and 2019
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

Prepaid expenses and other assets

Prepaid expenses and other current assets consists primarily of prepaid expenses such as insurance, rent, and supplier deposits for rental equipment.
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
September 30, 2020 and 2019
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

The revenues from each major source are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$19,962	$17,213	$58,672	$50,990
Other durable medical equipment rentals	2,649	1,449	7,184	3,464
Revenue from sales and services under Topic 606
Equipment and supply sales	1,890	1,349	3,962	3,202
COVID-19 response sales and services	8,553	—	29,306	—
Service revenues	393	357	983	1,152
Total Revenues	$33,447	$20,368	$100,107	$58,808

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
September 30, 2020 and 2019
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

Returns and refunds are not accepted on either equipment sales or sleep study services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of September 30, 2020.

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
September 30, 2020 and 2019
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

Recently issued accounting pronouncements

The Company is an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of all accounting standards until those standards would otherwise apply to private companies. The Company has elected to utilize this exemption and, as a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. To date, however, the Company has not delayed the adoption of any accounting standards except as noted below. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

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

The following table details the Company’s fixed assets:

	September 30, 2020	December 31, 2019
Medical equipment	$62,490	$56,202
Furniture and equipment	2,606	2,350
Land	2,138	2,138
Buildings	6,132	6,351
Leasehold improvements	290	301
Vehicles	922	1,110
Less: Accumulated depreciation	(18,261)	(13,680)
Property and equipment, net of accumulated depreciation and amortization	$56,317	$54,772

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2020 and 2019

Depreciation in the amount of $2,224,000 and $1,465,000 is included in cost of revenue for the three months ended September 30, 2020 and 2019, respectively, and in the amount of $6,133,000 and $3,937,000 for the nine months ended September 30, 2020 and 2019, respectively. Included in medical equipment above is equipment acquired under finance lease obligations whose cost and accumulated depreciation at September 30, 2020 total $8,087,000 and $801,000, respectively. At December 31, 2019, cost and accumulated depreciation on equipment acquired under finance lease obligations was $15,680,000 and $1,337,000, respectively. Medical equipment purchases with a cost of $2,931,000 and $2,817,000 were included in accounts payable at September 30, 2020 and December 31, 2019, respectively.

4.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	September 30, 2020	December 31, 2019
Accrued trade payables	$1,682	$1,023
Accrued commissions payable	321	371
Accrued bonuses payable	4,483	2,292
Accrued vacation and payroll	1,577	1,502
Current portion of phantom share liability	4,427	3,129
Accrued other liabilities	303	651
Total accrued liabilities	$12,793	$8,968

5.     Debt and lease liabilities

Senior Credit Facility

On February 20, 2018, the Company entered a Commercial Business Loan Agreement that provides for Term Loans and Lines of Credit with Hancock Whitney Bank.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at September 30, 2020 or December 31, 2019.

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
September 30, 2020 and 2019
The Company incurred immaterial financing costs related to the above term notes. These deferred financing costs are amortized over the term of the loans using the effective interest method.

The Company has recognized these term notes, which have terms greater than twelve months, as follows:

	September 30, 2020	December 31, 2019
Notes payable	$8,076	$9,379
Less:
Current portion of notes payable	(1,815)	(1,750)
Net long-term notes payable	$6,261	$7,629

Under the terms of the Commercial Business Loan Agreement, the Company is subject to the following financial covenants:

Financial Covenant	Required Ratio	Ratio at September 30, 2020
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	0.35
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	2.75
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.71

The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at September 30, 2020.

Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	September 30, 2020	December 31, 2019
Lease liabilities	$5,159	$10,132
Less:
Current portion of lease liabilities	(4,207)	(7,093)
Net long-term lease liabilities	$952	$3,039

Finance lease liabilities

The Company has various finance leases for equipment with an implied interest rate at fixed rates up to 9.64%, secured by equipment, due between 2020 and 2022. The Company's weighted average interest rate was 3.17% and 1.83% for all finance lease liabilities outstanding as of September 30, 2020 and 2019, respectively. At September 30, 2020 and 2019, the weighted average lease term was approximately 0.73 years and 1.01 years, respectively. Interest expense related to these finance lease obligations for the three and nine months ended September 30, 2020 amounted to $34,000 and $128,000, respectively. Interest expense related to these finance lease obligations for the three and nine months ended September 30, 2019 amounted to $56,000 and $102,000, respectively.

Operating lease liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At September 30, 2020, the weighted average lease term was approximately 3.41 years. Operating rental expenses were $191,000 and $575,000 for the three and nine months ended September 30, 2020, respectively, and $100,000 and $278,000 for the three and nine months ended September 30, 2019. The related assets for operating lease liabilities have been included with property and equipment on the Condensed Consolidated Balance Sheets.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2020 and 2019

Included within these operating lease liabilities are real property leases for real estate from a related party. Rental payments under these related party lease agreements are $20,000 per month, plus taxes, utilities and maintenance. Total rental payments for the use of these properties were $58,000 and $180,000 for the three and nine months ended September 30, 2020, respectively, and $61,000 and $182,000 for the three and nine months ended September 30, 2019, respectively. The expense for these related party rents has been included within general and administrative expenses.

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

There were no warrants issued or outstanding during the three and nine month periods ended September 30, 2020. A summary of the change in fair value of warrant conversion liability is as follows for the period ended September 30, 2019:

Warrant Conversion Liability
Balance December 31, 2018	$363
Warrants issued	—
Unrealized gain on warrant conversion liability	(363)
Balance September 30, 2019	$—

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2020 and 2019
Derivative instruments and hedging activities

The Company has one interest rate swap contract in place, which became effective on May 31, 2019 and has been designated as a cash flow hedge. This swap contract matures on May 30, 2026. This swap contract converts the variable interest rate to a fixed interest rate on borrowings under the Building Term Note. As of September 30, 2020, the notional amount of the interest rate swap was $4.7 million and will be amortized over the term of the swap. The fair value was $0.5 million (determined based on Level 2 inputs) and is included in Accrued liabilities, as a component of Long-term liabilities as of September 30, 2020.

In the first nine months of 2020, losses recognized as a result of ineffectiveness were immaterial.

7.     Shareholders' Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares.

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 39,145,182 and 37,952,660 shares were issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020, the Company had outstanding issuances of options of 3,068,000 and restricted stock units of 679,000 under the Former Plan.

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

The following table summarizes stock-based compensation for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation - options	$945	$745	$2,769	$2,028
Stock-based compensation - restricted stock units	289	319	812	950
Total	$1,234	$1,064	$3,581	$2,978

At September 30, 2020, there was approximately $3,671,000 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.16 years. As of September 30, 2020, there was approximately $938,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 0.47 years.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2020 and 2019
Options

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate Intrinsic Value(2)
Balance December 31, 2019	2,683	$3.36	6.7 years	$7,790
Issued	1,053	6.10
Exercised	(603)	3.20
Expired / Forfeited	(65)	4.81
Balance September 30, 2020	3,068	$4.29	8.1 years	$13,867
(1) For presentation purposes, stock options issued with a CAD exercise price have been translated to USD based on the prevailing exchange rate on the date of grant.
(2) The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

The aggregate intrinsic value of options outstanding was $13,867,000 and options exercisable were $5,767,000 at September 30, 2020. For the nine months ended September 30, 2020, 603,297 shares of common stock were issued pursuant to the exercise of stock options.

At September 30, 2020, the Company had 1,008,000 exercisable stock options outstanding with a weighted average exercise price of $2.94 and a weighted average remaining contractual life of 6.8 years. At December 31, 2019, the Company had 1,037,000 exercisable stock options outstanding with a weighted average exercise price of $2.95 and a weighted average remaining contractual life of 3.5 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the vesting period, using the Black-Scholes option pricing model calculated using the following assumptions for issuances during the nine months ended September 30, 2020:

Exercise price	$5.70 - $10.44
Risk-free interest rate	0.39% - 1.63%
Expected volatility	65.73% - 85.38%
Expected term	5.63 - 10 years
Expected dividend yield	Nil
Fair value on date of grant	$4.10 - $7.23

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2020 and 2019
Restricted stock units

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

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2020:

	Number of Restricted Stock Units (000's)	Weighted average grant price(1)	Weighted average remaining contractual life	Aggregate Intrinsic Value(2)
Balance December 31, 2019	1,139	$2.16	0.55 years	$7,129
Issued	134	7.19
Vested	(589)	2.33
Expired / Forfeited	(5)	5.70
Balance September 30, 2020	679	$2.97	0.47 years	$5,878
(1) All future equity grants will be awarded in USD, therefore, restricted stock units issued with a CAD grant price have been translated to USD based on the prevailing exchange rate on the date of grant for presentation purposes.
(2) The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

During the three months ended September 30, 2020, the Company issued 42,147 restricted stock units with a fair value of $10.44 per share. During the nine months ended September 30, 2020, the Company issued 134,235 restricted stock units, with a vesting term of one to three years and a fair value between $5.70 and $10.44 per share.

Phantom share units

The Company has a phantom share unit plan, which it uses for grants to directors, officers, and employees. Phantom share units granted under the plan are non-assignable and are settled in cash at vesting based on the fair value of the Company's common stock on the vesting date. Phantom share units vest annually over a three-year period.

The following table summarizes phantom share unit activity for the nine months ended September 30, 2020:

Number of Phantom Share Units (000's)
Balance December 31, 2019	1,350
Issued	346
Vested	(601)
Expired / Forfeited	(76)
Balance September 30, 2020	1,019

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2020 and 2019

The cash-settled phantom share units are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with accrued liability and related expense being recognized over the requisite service period. The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities, using a valuation method with the following inputs:

Nine Months Ended
September 30, 2020
Share price (Nasdaq closing price on September 30, 2020)	$8.64
Remaining life of phantom share units	0.61 - 2.61 Years
Calculated fair value of phantom share units	$5,159

The total liability associated with phantom share units at September 30, 2020 is $5,159,000, with $4,427,000 of this amount included in current accrued liabilities and the remaining portion of $732,000 included in long-term accrued liabilities.

Expense associated with the phantom stock units is recorded in "Selling, general, and administrative" within the unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes expense associated with the phantom stock units for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general, and administrative	$459	$1,054	$4,070	$5,654

The Company paid cash settlements of $4,201,000 and $3,386,000 during the nine months ended September 30, 2020 and 2019, respectively, pertaining to vestings of cash-settled phantom stock units.

8.     Commitments and Contingencies

Litigation

We accrue estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies (“ASC 450”). No less than quarterly, we review the status of each significant matter underlying a legal proceeding or claim and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made, which may prove to be incomplete or inaccurate or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters.

In March 2020, we (through our subsidiary Sleep Management LLC) entered into a purchase order (the “Purchase Order”) with
Vyaire Medical, Inc. d/b/a CareFusion Respiratory Technologies (“Vyaire”) for respiratory equipment and paid $1.4 million (the “Deposit”) towards the delivery of such respiratory equipment. As of September 30, 2020, outstanding supplier deposits in the amount of $0.9 million related to such Deposit are included within other prepaid and other current assets. Vyaire has been unable to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. On July 29, 2020, we (through our subsidiary Sleep Management LLC) filed a lawsuit against Vyaire in the United States District Court for the Western District of Louisiana (the “Court”) seeking a declaratory judgment that the Company is not required to pay any further funds to Vyaire and demanding Vyaire refund all amounts currently held by Vyaire as a result of the Deposit.

On September 23, 2020, Vyaire filed its Defense and Counterclaim (“Counterclaim”) with the Court alleging breach of contract and seeking damages of $4.7 million, purportedly for the improper cancellation of the Purchase Order. On October 16, 2020, we filed an answer and affirmative defenses with the Court in response to the Counterclaim and intend to pursue further legal action. We continue to believe that we have valid legal and equitable grounds to recover our outstanding Deposit as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. We have not concluded that a loss

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2020 and 2019
related to the Counterclaim is probable, nor have we accrued a liability related to this claim. Although a loss may be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Counterclaim given that the dispute is in the early stages of the legal process.

9.     Other Income

"CARES" Act Funds Received

The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") created a Provider Relief Fund to support health care-related expenses or lost revenue attributable to the COVID-19 pandemic. The Company received $3.5 million of the Provider Relief Funds in April 2020 and has recognized this amount within other income on its Condensed Consolidated Statements of Income.

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

10.     Income Taxes

At September 30, 2020 and 2019, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The CARES Act which was signed into law on March 27, 2020 includes various income and payroll tax provisions. As of September 30, 2020, the CARES Act has not had a material impact on our condensed consolidated financial statements, however, the Company is still analyzing these provisions of the CARES Act.

The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2016. Our annual estimated effective tax benefit rate for 2020 is (19.20)%. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on our operating results. Included in the annual estimated effective tax rate of (19.20)% are discrete permanent differences that make up (3.0)% of the rate and a discrete benefit described below accounting for (31.50)%.

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Pursuant to ASC 740, any change in judgment relating to the beginning of the year valuation allowance balance should be recognized discretely in continuing operations in the interim period in which the change occurs. At June 30, 2020, the Company determined that it was more likely than not that the deferred tax asset would be realized, and made an adjustment to the deferred tax asset valuation allowance, which reduced the provision for income taxes by $7.8 million.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2020 and 2019
11.     Earnings Per Share

Income per common share is calculated using earnings for the year divided by the weighted average number of shares outstanding during the year. Using the treasury stock method, diluted income per share amounts are calculated giving effect to the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted to common shares by assuming the proceeds received from the exercise of stock options, restricted stock units, and warrants are used to purchase common shares at the prevailing market rate.

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator - basic and diluted:
Net income attributable to shareholders	$2,804	$2,853	$26,459	$6,137

Denominator:
Basic weighted-average number of common shares	39,107,640	37,812,921	38,603,267	37,775,775
Diluted weighted-average number of shares	41,155,668	40,051,422	40,377,608	39,768,877

Basic earnings per share	$0.07	$0.08	$0.69	$0.17
Diluted earnings per share	$0.07	$0.07	$0.66	$0.15

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	39,107,640	37,812,921	38,603,267	37,775,775
Stock options and other dilutive securities	2,048,028	2,238,501	1,774,341	1,993,102
Diluted weighted-average number of shares	41,155,668	40,051,422	40,377,608	39,768,877

12.     Subsequent Events

Conversion of Accounts Payable into Short-term Capital Lease

Subsequent to September 30, 2020, the Company entered into a capital lease agreement with a third party and, as a result, $2.5 million of accounts payable was converted to a short-term lease payable.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019
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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019
By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which the we operate; the impact of the COVID-19 pandemic and of the actions taken by governmental authorities, individuals and companies in response to the pandemic on our business, financial condition and results of operations, including on our patient base and revenues, employees, and equipment and supplies; we may be subject to significant capital requirements and operating risks; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; our novel business model; the risk that the clinical application of treatments that demonstrate positive results in a study may not be positively replicated or that such test results may not be predictive of actual treatment results or may not result in the adoption of such treatments by providers; the state of the capital markets; the availability of funds and resources to pursue operations; decline of reimbursement rates; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; low profit market segments; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; the failure of third parties to comply with their obligations; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; changes in foreign currency rates; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; the impact of the previously disclosed restatement and correction of our previously issued financial statements; the previously disclosed identified material weakness in our internal control over financial reporting and our ability to remediate that material weakness; the initiation of legal or regulatory proceedings with respect to the restatement and corrections; the adverse effects on our business, results of operations, financial condition and stock price, as a result of the restatement and correction process; our status as an emerging growth company and a foreign private issuer; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, such as the recent COVID-19 pandemic, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019
We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 80.2% of our traditional revenue, excluding the COVID-19 response sales and services, and 84.5% of our revenue for the three months ended September 30, 2020 and 2019, respectively, and 82.9%, excluding the COVID-19 response sales and services, and 86.7% for the nine months ended September 30, 2020 and 2019, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to use an organic growth model whereby expansion is accomplished through existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in 36 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of September 30, 2020, we employed approximately 258 licensed RTs, representing more than 52% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate efficiently scaling our business in regions that are currently not being effectively serviced.

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

Many state governments have begun a phased reopening of their economies while adhering to new guidelines and enhanced safety measures, including social distancing and face mask protocols. However, certain states have paused or reversed plans to reopen their economies as new cases of COVID-19 have been on the rise in recent weeks. While governmental and other restrictions have not had a material impact on our consolidated operating results for the nine months ended September 30, 2020, it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019
We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times, such as limiting discretionary spending across the organization. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020, provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The legislation provides for $100 billion in relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. As a result, we received a payment from the Provider Relief Fund of $3.5 million in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic. The Department of Health and Human Services has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions are modified, it may affect our ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, we believe we have utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

The CARES Act also provides for a temporary suspension of the 2% payment sequestration adjustment currently applied to all Medicare fee-for-service claims. The suspension is effective for claims with dates of service from May 1, 2020 through December 31, 2020. However, CMS and Medicare Administrative Contractors may issue guidance that affects the implementation of this provision.

As part of the CARES Act legislation, certain Payroll Protection Program ("PPP") loans were authorized for small businesses to pay their employees, subject to potential debt forgiveness. We evaluated the PPP extensively and after evaluation, decided not to submit a PPP loan application.

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

While the overall impact of COVID-19 on our consolidated results of operations for the nine months ended September 30, 2020 has resulted in an overall increase in revenues related to additional product sales and services during the period, the overall impact that COVID-19 will have on our consolidated results of operations throughout the remainder of 2020 remains uncertain and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations. For additional information, see Part II. Item 1A “Risk Factors.”

In 2019, CMS announced the inclusion of noninvasive ventilator products on the list of products subject to the competitive bidding program for Round 2021, which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenues (approximately 86% of total revenue in 2019). At the end of 2019, approximately 19% of ventilator product-related revenue was set to be subject to the competitive bidding process under Medicare. On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the President's exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it has removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. The next competitive bidding round is anticipated to begin on January 1, 2024. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas, however, we are uncertain if non-invasive ventilators and oxygen and PAP devices will be included in future competitive bidding programs.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019
The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Financial Information:
Revenue	$33,447	$42,854	$23,806	$21,448	$20,368	$20,325	$18,115	$18,363
Gross Profit	19,453	25,927	15,553	14,243	14,050	14,639	13,074	13,519
Gross Profit %	58%	61%	65%	66%	69%	72%	72%	74%
Net Income	2,804	19,412	4,243	2,388	2,853	1,326	1,958	2,968
Cash (As of)	32,396	29,707	8,409	13,355	12,630	7,691	7,410	10,413
Total Assets (As of)	113,969	112,178	86,801	82,596	79,981	71,014	58,718	53,653
Adjusted EBITDA(1)	7,720	16,287	7,869	5,569	4,883	4,116	4,466	4,896
Operational Information:
Vent Patients(2)	7,788	7,705	7,965	7,759	7,421	7,130	6,393	5,905
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019:

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
Revenue	$33,447	100.0%	$20,368	100.0%	$13,079	64.2%
Cost of revenue	13,994	41.8%	6,318	31.0%	7,676	121.5%
Gross profit	19,453	58.2%	14,050	69.0%	5,403	38.5%
Selling, general and administrative	13,550	40.5%	10,231	50.2%	3,319	32.4%
Research and development	243	0.7%	208	1.0%	35	16.8%
Stock-based compensation	1,234	3.7%	1,064	5.2%	170	16.0%
Depreciation	202	0.6%	193	0.9%	9	4.7%
Loss on disposal of property and equipment	203	0.6%	167	0.8%	36	21.6%
Other (income) expense	(19)	(0.1)%	1	—%	(20)	NM
Income from operations	4,040	12.1%	2,186	10.7%	1,854	84.8%
Non-operating expenses
Unrealized (gain) on warrant conversion liability	—	—%	(800)	(3.9)%	800	(100.0)%
(Gain) loss from equity investment	(21)	(0.1)%	26	0.1%	(47)	NM
Interest expense, net	116	0.3%	56	0.3%	60	NM
Net income before taxes	3,945	11.8%	2,904	14.3%	1,041	35.8%
Provision for income taxes	1,141	3.4%	51	0.3%	1,090	NM
Net income	$2,804	8.4%	$2,853	14.0%	$(49)	(1.7)%

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019

Revenue

The following table summarizes our revenue for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
Net revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$19,962	59.6%	$17,213	84.5%	$2,749	16.0%
Other durable medical equipment rentals	2,649	7.9%	1,449	7.1%	1,200	82.8%
Net revenue from sales and services under Topic 606
Equipment and supply sales	1,890	5.7%	1,349	6.6%	541	40.1%
COVID-19 response sales and services	8,553	25.6%	—	—%	8,553	100.0%
Service revenues	393	1.2%	357	1.8%	36	10.1%
Total net revenue	$33,447	100.0%	$20,368	100.0%	$13,079	64.2%

For the three months ended September 30, 2020, revenue totaled $33.4 million, an increase of $13.1 million (or 64.2%) from the comparable period in 2019. The revenue growth was primarily driven by COVID-19 response sales and services of $8.6 million. In response to the COVID-19 pandemic, we have been working in close cooperation with state agencies and hospital systems to source urgently needed medical equipment such as ventilators, ventilator supplies, other respiratory equipment, and personal protective equipment. During the three months ended September 30, 2020, the $8.6 million of COVID-19 response sales and services consisted primarily of PAPs, ventilators, associated supplies, personal protective equipment, and contact tracing services. We expect further COVID-19 response related revenue during the remainder of 2020, but the quantity and impact of such revenue remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment, supplies, and services from other suppliers.

Excluding the COVID-19 response sales and services revenue, net revenue increased $4.5 million (or 22.2%) from the comparable period in 2019. The increase was primarily driven by an increase in ventilator rental revenue of $2.7 million (or 16.0%). Rental revenue from other DME grew $1.2 million (or 82.8%) quarter over quarter. This growth was largely attributable to product revenue from percussion vests, PAPs, and oxygen therapy. Non-COVID-19 related equipment sales and services combined increased by $0.6 million (or 33.8%) year over year primarily as a result of increasing demand for respiratory supplies, specifically for PAP resupply patients, that are less impacted by the ongoing pandemic.

As we continue to expand geographically into new states and further expand our presence in our existing territories, we expect continued growth in our active ventilator patient base and ventilator rental revenue, as well as in our other growing respiratory offerings, though in the short term we anticipate growth to continue to occur at a slower rate than in recent periods as a result of the pandemic.

Cost of revenue and gross profit

For the three months ended September 30, 2020, cost of revenue totaled $14.0 million, an increase of $7.7 million (or 121.5%) from the comparable period in 2019. COVID-19 response sales and services accounted for $5.6 million (or 39.8%) of these costs. For the three months ended September 30, 2020 and 2019, gross profit percentage decreased from approximately 69.0% to approximately 58.2%. The decreased margins were primarily the result of the above mentioned COVID-19 response sales and services which contributed a weighted average gross profit percentage of 34.8%. Excluding COVID-19 response sales and services, gross profit percentage for the three months ended September 30, 2020 was 66.2%. The reduction in gross profit percentage is partly a reflection of our current product mix, but is also due in part to direct labor cost for respiratory therapists. While our active ventilator patient base growth was impacted by the current pandemic in the short term, we have not experienced a corresponding change in the number of respiratory therapists employed. We believe it to be in the long term interest of our patients and the business to continue to employ these essential employees. We expect our gross profit percentage for our normal operations (non-COVID-19 related) to remain relatively consistent with the current quarter through the end of 2020.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019
Selling, general & administrative expense

For the three months ended September 30, 2020, selling, general and administrative expenses totaled $13.6 million, an increase of $3.3 million (or 32.4%) from the comparable prior period. Selling, general, and administrative expenses as a percentage of revenue decreased to 40.5% for the three months ended September 30, 2020 compared to 50.2% for the three months ended September 30, 2019. Selling general and administrative expenses for the three months ended September 30, 2020 include $512,000 for direct selling expenses related to COVID-19 response sales and services. Excluding both the impact of the COVID-19 response sales and services and direct expenses, selling, general, and administrative expenses as a percentage of revenue was 52.4% for the three months ended September 30, 2020.

The increase in overall selling, general and administrative expense as compared to the prior year period is attributable to additional employee related expenses to accommodate the overall growth of the Company, as well as additional public company expenses relating to our NASDAQ listing in August 2019, partially offset by a decrease in travel, meals, and entertainment due to COVID-19 related restrictions. Employee compensation expenses increased $0.9 million (or 14.5%) as a result of higher incentive based compensation and an overall increase in our employee headcount. Our full time employee count increased from 411 on September 30, 2019 to 499 on September 30, 2020, an increase of 21.4%. Partially offsetting these increases, was a $0.6 million reduction in employee compensation expense related to the impact of our phantom stock plan. Our phantom stock plan is measured at fair value as of the reporting period and is driven primarily by the number of eligible employees and our stock price. For the three months ended September 30, 2020 our stock price declined by 10.0% compared to an increase of 2.4% during the three months ended September 30, 2019, resulting in lower comparable expenses related to these awards in the current period. Additionally, professional fees increased $1.0 million for the comparable period, driven by higher legal and consulting fees and public company expenses. As we continue to respond to the COVID-19 pandemic, grow into new markets and increase our employee count, we expect selling, general, and administrative expenses will trend accordingly. We expect that selling, general and administrative expenses, in absolute terms, will remain relatively consistent with the current quarter through the end of 2020.

Loss on disposal of property and equipment

For the three months ended September 30, 2020, we recorded a loss on disposal of property and equipment of $0.2 million. This was consistent with the prior period and remained less than 1% of revenue. In prior 2020 periods, as a result of our efforts for the COVID-19 response, certain of our previously placed in service property and equipment was sold and substantial gains resulting from these disposals was recognized. No such disposals occurred in the current period. We expect disposals of equipment to generally remain consistent with historical trends, with the exception of any gains that could be realized from any additional COVID-19 response sales, but the impact of such sales remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment and supplies from other suppliers.

Stock-based compensation

For the three months ended September 30, 2020, stock-based compensation totaled $1.2 million, an increase of $0.2 million (or 16.0%) from the comparable period in 2019. This increase is attributable to the expense of additional stock-based awards during 2020. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained near or below 5%.

Interest expense, net

For the three months ended September 30, 2020, net interest expense totaled $0.1 million, which remained consistent with the comparable period in 2019. We expect net interest expense to remain relatively consistent through the end of 2020.

Provision for income taxes

For the three months ended September 30, 2020, the provision for income taxes was a $1.1 million expense, compared to a $0.1 million expense during the 2019 period. The increase in income tax expense was primarily due to a higher effective tax rate during the current period. Excluding the impact of the current year discrete items for the release of valuation allowances and the recognition of a deferred tax asset, our estimated tax rate for the year was 12.3%.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019

Comparison of the Nine Months Ended September 30, 2020 and 2019:

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
Revenue	$100,107	100.0%	$58,808	100.0%	$41,299	70.2%
Cost of revenue	39,174	39.1%	17,045	29.0%	22,129	129.8%
Gross profit	60,933	60.9%	41,763	71.0%	19,170	45.9%
Selling, general and administrative	40,555	40.5%	31,207	53.1%	9,348	30.0%
Research and development	688	0.7%	645	1.1%	43	6.7%
Stock-based compensation	3,581	3.6%	2,978	5.1%	603	20.2%
Depreciation	612	0.6%	460	0.8%	152	33.0%
(Gain) loss on disposal of property and equipment	(2,424)	(2.4)%	308	0.5%	(2,732)	NM
Other (income) expense	(3,593)	(3.6)%	(1)	—%	(3,592)	NM
Income from operations	21,514	21.5%	6,166	10.5%	15,348	248.9%
Non-operating expenses
Unrealized (gain) on warrant conversion liability	—	—%	(363)	(0.6)%	363	(100.0)%
(Gain) loss from equity investment	(36)	—%	77	0.1%	(113)	(146.8)%
Interest expense, net	409	0.4%	102	0.2%	307	NM
Net income before taxes	21,141	21.1%	6,350	10.8%	14,791	232.9%
(Benefit) provision for income taxes	(5,318)	(5.3)%	213	0.4%	(5,531)	NM
Net income	$26,459	26.4%	$6,137	10.4%	$20,322	331.1%

Revenue

The following table summarizes our revenue for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
Net revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$58,672	58.6%	$50,990	86.7%	$7,682	15.1%
Other durable medical equipment rentals	7,184	7.2%	3,464	5.9%	3,720	107.4%
Net revenue from sales and services under Topic 606
Equipment and supply sales	3,962	3.9%	3,202	5.4%	760	23.7%
COVID-19 response sales and services	29,306	29.3%	—	—%	29,306	100.0%
Service revenues	983	1.0%	1,152	2.0%	(169)	(14.7)%
Total net revenue	$100,107	100.0%	$58,808	100.0%	$41,299	70.2%

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019

For the nine months ended September 30, 2020, revenue totaled $100.1 million, an increase of $41.3 million (or 70.2%) from the comparable period in 2019. The revenue growth was primarily driven by COVID-19 response sales and services of $29.3 million as described in more detail above. We expect further COVID-19 response revenue during the remainder of 2020, but the quantity and impact of such revenue remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment and supplies from other suppliers.

Excluding the COVID-19 response sales and services, net revenue increased $12.0 million (or 20.4%) from the comparable period in 2019. Ventilator rental revenue increased $7.7 million (or 15.1%) due to our organic growth in active ventilator patient base. In addition to the ventilator rental revenue growth, rental revenue from other DME grew $3.7 million (or 107.4%) which primarily consisted of product revenue from percussion vests, PAPs, and oxygen therapy. Non-COVID-19 related equipment sales and services combined increased by $0.6 million (or 13.6%) year over year primarily as a result of increasing demand for respiratory supplies, specifically for PAP resupply patients, that are less impacted by the ongoing pandemic.

As we continue to expand geographically into new states and further expand our presence in our existing territories, we expect continued growth in our active ventilator patient base and ventilator rental revenue, as well as in our other growing respiratory offerings, though in the short term we anticipate growth to continue to occur at a slower rate than in recent periods as a result of the pandemic.

Cost of revenue and gross profit

For the nine months ended September 30, 2020, cost of revenue totaled $39.2 million, an increase of $22.1 million (or 129.8%) from the comparable period in 2019. For the nine months ended September 30, 2020 and 2019, gross profit percentage decreased from approximately 71.0% to approximately 60.9%. The lower margins are primarily the result of the high volume of COVID-19 response sales and services. Historically the majority of our revenue has come from equipment rentals. For the nine months ended September 30, 2020, COVID-19 response sales and services accounted for 29.3% of total revenue, thus driving margin lower. Excluding COVID-19 response sales and services, gross profit percentage for the nine months ended September 30, 2020 was 66.3%. The reduction in gross profit percentage is partly a reflection of our current product mix, but is also due in part to direct labor cost for respiratory therapists. While our active ventilator patient base growth was impacted by the pandemic in the short term, we have not experienced a corresponding change in the number of respiratory therapists employed. We believe it to be in the long term interest of our patients and the business to continue to employ these essential employees. We expect our gross profit percentage for our normal operations (non-COVID-19 related) to remain relatively consistent with the current quarter through the end of 2020.

Selling, general & administrative expense

For the nine months ended September 30, 2020, selling, general and administrative expenses totaled $40.6 million, an increase of $9.3 million (or 30.0%) from the comparable period in 2019. Selling, general, and administrative expenses as a percentage of revenue decreased to 40.5% for the nine months ended September 30, 2020, compared to 53.1% and for the nine months ended September 30, 2019. Excluding the impact of the COVID-19 response sales and services, selling, general, and administrative expenses as a percentage of revenue was 56.6% for the nine months ended September 30, 2020.

The increase in overall selling, general and administrative expense as compared to the prior year period is attributable to additional employee related expenses to accommodate the overall growth of the Company as well as additional public company expenses relating to our NASDAQ listing in August 2019, partially offset by a decrease in travel, meals, and entertainment due to COVID-19 related restrictions. Employee compensation increased $2.8 million (or 15%) as a result of higher incentive based compensation and an overall increase in our employee headcount. Our full time employee count increased from 411 on September 30, 2019 to 499 on September 30, 2020, an increase of 21.4%. Partially offsetting these increases, was a $1.6 million reduction in employee compensation expense related to the impact of our phantom stock plan. Our phantom stock plan is measured at fair value as of the reporting period and is driven primarily by the number of eligible employees and our stock price. For the nine months ended September 30, 2020 our stock price increased by 39.4% compared to an increase of 74.8% during the nine months ended September 30, 2019, resulting in lower comparable expenses related to these awards in the current period.

Additionally, professional fees increased $1.9 million (or 135%) from the comparable period in 2019, driven by higher legal and consulting fees and public company expenses. As we continue to respond to the COVID-19 pandemic, grow into new markets and increase our employee count, we expect selling, general, and administrative expenses will trend accordingly. We expect that selling, general and administrative expenses as a percentage of revenue will trend higher towards historical percentages toward the end of 2020.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019
(Gain) loss on disposal of property and equipment

For the nine months ended September 30, 2020, we recorded a gain on disposal of property and equipment of $2.4 million, compared to a loss of $0.3 million during the comparable period in 2019. As a result of our efforts for the COVID-19 response as described above, certain of our previously placed in service property and equipment was sold. As a result, during the nine months ended September 30, 2020, we recorded sales proceeds on used equipment of $5.0 million which resulted in a net gain on disposal for related equipment of $3.5 million. We expect disposals of equipment to generally remain consistent with historical trends, with the exception of additional gains that could be realized from any additional COVID-19 response sales, but the impact of such sales remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment and supplies from other suppliers.

Other (income) expense

For the nine months ended September 30, 2020, other income totaled $3.6 million, an increase of $3.6 million from the comparable prior period. We received a payment from the Provider Relief Fund of $3.5 million in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic as described in detail above.

Stock-based compensation

For the nine months ended September 30, 2020, stock-based compensation totaled $3.6 million, an increase of $0.6 million (or 20.2%) from the comparable period in 2019. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained near or below 5%.

Interest expense, net

For the nine months ended September 30, 2020, net interest expense totaled $0.4 million, an increase of $0.3 million from the comparable period in 2019. We expect net interest expense to remain materially consistent through the end of 2020.

(Benefit) provision for income taxes

For the nine months ended September 30, 2020, the provision for income taxes was a $5.3 million benefit, compared to a $0.2 million expense during the 2019 period. The decrease in income tax expense was primarily due to a lower effective tax rate which was caused by the release of a valuation allowance and recognition of a deferred tax asset during the current period. Excluding the impact of this current year discrete item, our estimated tax rate for the year was 12.3%.

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
September 30, 2020 and 2019
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

The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Net Income	$2,804	$19,412	$4,243	$2,388	$2,853	$1,326	$1,958	$2,968
Add back:
Depreciation	2,425	2,190	2,130	2,003	1,659	1,444	1,295	1,177
Interest expense	116	135	158	212	56	20	26	30
Unrealized (gain) loss on warrant conversion liability	—	—	—	—	(800)	268	169	(210)
Stock-based compensation	1,234	1,196	1,151	908	1,064	1,034	880	804
Income tax expense (benefit)	1,141	(6,646)	187	58	51	24	138	127
Adjusted EBITDA	$7,720	$16,287	$7,869	$5,569	$4,883	$4,116	$4,466	$4,896

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

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2020 was $32.4 million, compared to $13.4 million at December 31, 2019. Based on our current plan of operations, including potential acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully undrawn as of September 30, 2020.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
Net Cash provided by (used in):
Operating activities	$29,319	$11,687
Investing activities	(3,047)	(10,232)
Financing activities	(7,231)	762
Net increase in cash and cash equivalents	$19,041	$2,217

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2020 was $29.3 million, resulting from net income of $26.5 million and non-cash net income adjustments of $7.3 million and an increase in net operating liabilities of $5.7 million, which was partially offset by an increase in net operating assets of $10.2 million. The non-cash net income adjustments primarily consisted of $7.0 million in change of allowance for doubtful accounts, $6.7 million of depreciation, $2.4 million of gains on disposal of property and equipment, change in deferred tax asset of $7.6 million and $3.6 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $7.0 million and an increase in inventory of $1.4 million. The changes in operating liabilities primarily consisted of an increase in accounts payable of $2.7 million and an increase in accrued liabilities of $2.4 million. The increase in our operating assets was primarily driven by accounts receivable related to COVID-19 response sales and services occurring during the period. Included in our operating cash flows for the period is the receipt of $3.5 million in Provider Relief Funds.

Net cash provided by operating activities during the nine months ended September 30, 2019 was $11.7 million, resulting from net income of $6.1 million, non-cash net income adjustments of $14.3 million, and an increase in net operating liabilities of $0.8 million, which was partially offset by an increase in net operating assets of $9.5 million. The non-cash net income adjustments primarily consisted of $6.9 million in change of allowance for doubtful accounts, $4.4 million of depreciation and $3.0 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $9.8 million as a result of increased revenue growth, which was partially offset by a decrease in inventory of $1.6 million. The changes in operating liabilities primarily consisted of a decrease in accounts payable of $1.8 million, partially offset by increases in accrued liabilities of $1.9 million and deferred revenue of $0.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020 was $3.0 million, consisting of $8.2 million of purchases of property and equipment, partially offset by $5.2 million of COVID-19 response sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Combining cash purchases of property and equipment of $8.2 million and equipment financed through finance leases of $3.0 million, our total capital expenditures for the nine months ended September 30, 2020 were $11.2 million. This represents a $14.1 million, (or 55.7%), decrease year over year.

Net cash used in investing activities during the nine months ended September 30, 2019 was $10.2 million, consisting of $10.6 million of purchases of property and equipment, partially offset by $0.4 million of proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to the purchase of our new corporate headquarters in addition to medical equipment rented to our patients. Combining cash purchases of property and equipment of $10.6 million and equipment financed through finance leases of $14.7 million, our total capital expenditures for the nine months ended September 30, 2019 was $25.3 million.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2020 was $7.2 million, consisting of $1.2 million in principal payments on the Term Note (as defined below) and $7.7 million in repayments of finance lease liabilities, partially offset by $1.8 million proceeds from the exercise of stock options.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019
Net cash provided by financing activities during the nine months ended September 30, 2019 was $0.8 million, consisting of $4.8 million in proceeds from the Building Term Note (as defined below) to finance the purchase of our corporate headquarters, $5.0 million in proceeds from the Term Note, partially offset by $7.9 million in repayments of finance lease liabilities and $1.5 million of shares repurchased and canceled under our normal course issuer bid.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at September 30, 2020 or December 31, 2019. While we currently have no immediate plans to draw on this line of credit, the line of credit allows flexibility in funding our future operations subject to compliance with the covenants described above.

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

Under the terms of the Commercial Business Loan Agreement, the Company is subject to the following financial covenants:

Financial Covenant	Required Ratio	Ratio at September 30, 2020
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	0.35
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	2.75
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.71

The Company was in compliance with all covenants under the Commercial Business Loan Agreement in effect at September 30, 2020.

Sources of funds

Our cash provided by operating activities in the nine months ended September 30, 2020 was $29.3 million compared to $11.7 million in the nine months ended September 30, 2019.

HHS Provider Relief Funds

The Company received $3.5 million of Provider Relief Funds from the United States Department of Health and Human Services (“HHS”) provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the CARES Act. The funds are allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. The Department of Health and Human Services has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions are modified, it may affect the Company's ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, the Company has utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019

As of September 30, 2020, we had cash and cash equivalents of $32.4 million.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $175,000 and $120,000 for the three months ended September 30, 2020 and 2019, respectively, and $577,000 and $455,000 for the nine months ended September 30, 2020 and 2019, respectively.

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
September 30, 2020 and 2019
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

Returns and refunds are not accepted on either equipment sales or sleep study services. We do not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. We do not have any partially or unfilled performance obligations related to contracts with customers and as such, we have no contract liabilities as of September 30, 2020.

Allowance for doubtful accounts

We estimate that a certain portion of receivables from customers may not be collected and maintain an allowance for doubtful accounts. We evaluate the net realizable value of accounts receivable as of the date of consolidated balance sheets. Specifically, we consider historical realization data including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2020 and 2019
reimbursement, it is possible that the estimates could change, which could have a material impact on the operations and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. Our allowance for doubtful accounts was $8.8 million and $7.7 million as of September 30, 2020 and 2019, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

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
September 30, 2020 and 2019
Recently Issued Accounting Pronouncements

See Note 2 – Summary of significant account policies of the Notes to Condensed Consolidated Financial Statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

VIEMED HEALTHCARE, INC.
September 30, 2020 and 2019
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
September 30, 2020 and 2019
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various ongoing or threatened legal actions and proceedings, including those that arise in the ordinary course of business, which may include employment matters and breach of contract disputes. Please read Note 8—Commitments and Contingencies to our condensed consolidated financial statements for more information. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. In the opinion of management, the outcome of such routine ongoing litigation is not expected to have a material adverse effect on our results of operations or financial condition.

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

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, the limiting of access to medical facilities in certain areas, the promotion of social distancing and the adoption of remote working policies. Local, state and national governments continue to emphasize the importance of essential medical personnel and we remain open to meet the needs of our communities. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters in order to ensure the safety of our employees as well as the safety of our patients. These measures do not appear to be negatively impacting our patient attrition rate at this time. In addition, our current ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing although at lower levels than in recent periods. Many state governments have begun a phased reopening of their economies while adhering to new guidelines and enhanced safety measures, including social distancing and face mask protocols. However, certain states have paused or reversed plans to reopen their economies as new cases of COVID-19 have been on the rise in recent weeks. While governmental and other restrictions have not had a material impact on our consolidated operating results for the nine months ended September 30, 2020, it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time.

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

We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times, such as limiting discretionary spending across the organization. In addition, we have received, and may continue to receive, payments, grants or other relief under the CARES Act and other stimulus efforts. While the overall impact of COVID-19 on our consolidated results of operations for the three and nine months ended September 30, 2020 has resulted in an overall increase in revenues related to additional product sales and services during the periods, the overall impact that COVID-19 will have on our consolidated results of operations throughout the remainder of 2020 remains uncertain, and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of

VIEMED HEALTHCARE, INC.
September 30, 2020 and 2019
operations, liquidity and capital resources. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

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

In 2019, CMS announced the inclusion of non-invasive ventilator products on the list of products subject to the competitive bidding program in Round 2021 which covers the period of January 1 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenues (approximately 86% of total revenue in 2019). At the end of 2019, approximately 19% of ventilator product-related revenue is subject to the competitive bidding process under Medicare. On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the President’s exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it has removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. The next competitive bidding round is anticipated to begin on January 1, 2024. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas. However, we cannot assure you that non-invasive ventilators and oxygen and PAP devices will not be included on the list of products subject to the competitive bidding program in the future.

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
September 30, 2020 and 2019

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Share Repurchases

The Company did not repurchase any equity securities during the quarter ended September 30, 2020.

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the Loan Agreement, subject to certain exceptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

VIEMED HEALTHCARE, INC.
September 30, 2020 and 2019

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

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

VIEMED HEALTHCARE, INC.
September 30, 2020 and 2019

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Date: November 4, 2020

Page 45