Form 10-K
period 2020-12-31
VIEMED HEALTHCARE, INC.
filed 2021-03-03
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant computed as of June 30, 2020 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the common shares on the Nasdaq Stock Market was $335,025,725.

As of February 8, 2021, there were 39,561,502 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
December 31, 2020 and 2019

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and the other documents we file with the SEC and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which the we operate; the impact of the COVID-19 pandemic and the actions taken by governmental authorities, individuals and companies in response to the pandemic on our business, financial condition and results of operations, including on our patient base, revenues, employees, and equipment and supplies; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; our novel business model; the risk that the clinical application of treatments that demonstrate positive results in a study may not be positively replicated or that such test results may not be predictive of actual treatment results or may not result in the adoption of such treatments by providers; the state of the capital markets; the availability of funds and resources to pursue operations; decline of reimbursement rates; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; low profit market segments; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; the failure of third parties to comply with their obligations; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; changes in foreign currency rates; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; our status as an emerging growth company; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, such as the COVID-19 pandemic, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

CURRENCY

Unless otherwise indicated herein, references in this Annual Report on Form 10-K to “$”, “US$” or “U.S. dollars” are to United States dollars, and references to “$CDN” or “Canadian dollars” are to Canadian dollars. All dollar amounts herein are in United States dollars, unless otherwise indicated.

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
PART I

Item 1. Business

Company Overview

Viemed Healthcare, Inc. (the "Company" or "Viemed"), through its subsidiaries, is a provider of in-home durable medical equipment ("DME") and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in 39 states in the United States.

Viemed’s primary objective is to focus on the growth of its business and thereby solidify its position as one of the largest providers of home therapy for patients suffering from respiratory diseases that require a high level of service, with such programs being designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Viemed's services include respiratory disease management, neuromuscular care, in-home sleep testing and sleep apnea treatment, oxygen therapy, and respiratory equipment rentals.

Viemed expects to use an organic growth model whereby expansion is effectuated through existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Viemed expects that it will continue to employ more respiratory therapists ("RTs") in order to assure the high service model is accomplished in the home. By focusing overhead costs to personnel that service the patient rather than physical location costs, Viemed anticipates continuing to efficiently scale its business in regions that are currently not being effectively serviced.

The continued trend of servicing patients in the home rather than in hospitals is aligned with Viemed’s business objectives and management anticipates that this trend will continue to offer growth opportunities for the Company. Viemed expects to continue to be a solution to the rising healthcare costs in the United States by offering more cost effective home based solutions while increasing the quality of life for patients fighting serious respiratory diseases.

Viemed focuses on disease management and improving the quality of life for respiratory patients through clinical excellence, education and technology. Its service offerings are based on effective home treatment with respiratory care practitioners providing therapy and counseling to patients in their homes using cutting edge technology. Viemed also focuses on providing in-home sleep testing for sleep apnea sufferers.

Viemed is one of the largest independent non-invasive ventilator providers in the United States with a service coverage area of 39 states in the United States and prospects to grow into further territories.

Corporate History and Background

Viemed’s business, which has been operating since 2006, was acquired by Protech Home Medical Corp., a corporation formerly known as Patient Home Monitoring Corp. (“PHM”), in June 2015. Viemed was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016 as a wholly-owned subsidiary of PHM in order to effect the spin-out of Viemed’s business from PHM pursuant to an arrangement under the provisions of Division 5 of Part 9 of the Business Corporations Act (British Columbia). The spin-out was completed in December 2017.

Corporate Information

The common shares of Viemed trade in Canada on the Toronto Stock Exchange (the "TSX") under the trading symbol “VMD.TO” and trade in the United States on the Nasdaq Capital Market under the trading symbol "VMD". Viemed’s registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 Canada and its principal executive office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508. Viemed’s website is www.viemed.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Page	5

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Products and Services

Viemed’s services include the following:

•Home Medical Equipment: Viemed provides respiratory and other home medical equipment solutions (primarily through monthly rental arrangements), including home ventilation (invasive and non-invasive), BiPAP (bi-level positive airway pressure) and CPAP (continuous positive airway pressure) devices, percussion vests, and other medical equipment. Revenue derived from the rental and sale of home medical equipment represented a combined 98.6% and 98.2%, respectively, of Viemed’s 2020 and 2019 traditional revenue, excluding COVID-19 response sales and services. Viemed provides home medical equipment through the following service programs:

◦Respiratory disease management, including treatment of Chronic Obstructive Pulmonary Disease (“COPD”), aims to improve quality of life and reduce hospital readmissions by using proven methodology and leading technologies, such as non-invasive ventilation (“NIV”) and other therapies. Viemed provides ventilation (both invasive and non-invasive), Positive Airway Pressure (“PAP”), and related equipment and supplies to patients suffering from COPD through a high-touch model.

◦Neuromuscular care is focused on helping neuromuscular patients breathe more comfortably while living an active, healthier life and uses respiratory therapy treatments which can lessen the effort required to breathe.

◦Oxygen therapy provides patients with extra oxygen, which is sometimes used to manage certain chronic health problems, including COPD. Oxygen therapy may be performed in the home or in another setting.

◦Sleep apnea management provides related solutions and/or equipment such as the AutoPAP (automatic continuous positive airway pressure) and BiPAP machines.

•In-home sleep testing: Viemed provides in home sleep apnea testing services, which is an alternative to the traditional sleep lab testing environment. These services represented 1.4% and 1.8%, respectively, of Viemed’s 2020 and 2019 traditional revenue, excluding COVID-19 response sales and services.

Monthly rental revenue from ventilators and the sale of associated supplies represented approximately 88% and 92%, respectively, of Viemed's 2020 and 2019 traditional revenue, excluding COVID-19 response sales and services. While Viemed plans to continue investigating and introducing new complimentary products and services and further expanding the coverage of existing products, home ventilation (both invasive and non-invasive) is expected to continue to represent the substantial majority of Viemed’s revenue.

Patients suffering from neuromuscular or respiratory diseases experience severe difficulty in breathing and require assistance from a ventilator to effectively move air in and out of their lungs. Invasive and non-invasive ventilation differ in how the air is delivered to the person. Invasive ventilation delivers air via a tube inserted into the windpipe. Non-invasive ventilation delivers air through a sealed mask that can be placed over the mouth.

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

Viemed’s patients are served by licensed RTs in each of the 39 states where it provides its services. Each of these RTs is a member of the American Association for Respiratory Care (“AARC”). The RT licensure and AARC membership ensure that Viemed is able to provide patients with in-home respiratory care services, equipment setup, training, and on-call services with state-of-the-art clinical protocols. Additionally, Viemed’s Chief Medical Officer, Dr. William Frazier, is a board certified pulmonary disease specialist.

Viemed sources hardware from vendors such as Respironics (an affiliate of Philips NV) and Resmed and pairs them with industry leading respiratory therapy. There are few manufacturers of equipment that can be used for home treatment of patients with ventilation respiratory therapy. The emerging nature of the market presents risks that vendors may not be able to provide equipment to satisfy demand. Viemed has historically financed certain capital expenditures through a financing company affiliated with its primary vendors, but also has a line of credit of up to $10.0 million pursuant to a loan agreement with an expiration date of May 1, 2023. Amounts borrowed under the loan agreement will bear interest at a rate based on the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of Viemed's assets. While Viemed currently has no immediate plans to draw on this facility, the line of credit allows flexibility in funding future operations.

Page	6

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government and commercial programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs. Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, among other factors, violations of these laws and regulations may still occur, which could subject us to: civil and criminal enforcement actions; licensure revocation, suspension, or non-renewal; severe fines and penalties; and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid.

Centers for Medicare and Medicaid Services

CMS requires providers of products or services to attain and maintain accreditation in order to participate in federally funded healthcare programs. To attain and maintain accreditation, companies are required to institute policies and procedures that, among other things, formalize the interaction of the company with patients. Accrediting bodies that are approved by CMS will perform audits of these policies and procedures every three years. Should a company fall out of compliance with the requirements of the accrediting body, expulsion from the Medicare program could follow. In December 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our solutions. Our Medicare accreditation must be renewed every three years through passage of an on-site inspection. We last renewed our accreditation with Medicare in April 2018. Maintaining our accreditation and Medicare enrollment requires that we comply with numerous business and customer support standards. If we are found to be out of compliance with accreditation standards, our enrollment status in the Medicare program could be jeopardized, up to and including termination.

CMS also requires that all DME providers who bill the Medicare program maintain a surety bond of $50,000 per National Provider Identifier (“NPI”) number which Medicare has approved for billing privileges. We obtained surety bonds before the October 2009 deadline, and such bonds automatically renew annually.

In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME Medicare Administrative Contractor (“MAC”) Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and government subcontractors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier error rates and aggregated into a Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”) industry error rate, which is significantly higher than other Medicare provider/supplier types. High error rates lead to further audit activity and regulatory burdens. DME MACs continue to conduct extensive pre-payment and post-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for continuous positive airway pressure claims have ranged from 50% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare and its contractors. We cannot predict the adverse impact, if any, these interpretations of the Medicare documentation requirements or our revised policies might have on our operations, cash flow, and capital resources, but such impact could be material.

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

Competitive Bidding Process

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 required the Secretary of Health and Human Services ("HHS") to establish and implement programs under which competitive acquisition areas are established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of durable medical equipment.

Page	7

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
CMS conducts a competition for each competitive acquisition area under which providers submit bids to supply certain covered items of DME. Under the competitive bidding program, DME suppliers compete to become Medicare contract suppliers by submitting bids to furnish certain items in competitive bidding areas. As part of the competitive bidding process, single payment amounts (“SPAs”) replace the current Medicare DME fee schedule payment amounts for selected items in certain areas of the country. The SPAs are determined by using bids submitted by DME suppliers. In 2019, CMS included non-invasive ventilator products on the list of products subject to the competitive bidding program in Round 2021. On March 9, 2020, CMS announced that due to the novel coronavirus ("COVID-19") pandemic, the United States President's exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. The next competitive bidding round is anticipated to begin on January 1, 2024. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas. However, we are uncertain if non-invasive ventilators and oxygen and PAP devices will be included in future competitive bidding programs. We cannot predict the outcome of the competitive bidding process for contracted supplier selection or the impact of the competitive bidding process on reimbursements to our existing customers.

Licensure

Several states require that DME providers be licensed in order to sell products to patients in that state. Certain of these states require that durable medical equipment providers maintain an in-state location. Most of our state licenses are renewed on an annual basis. Although we believe we are in compliance with all applicable state regulations regarding licensure requirements, if we were found to be noncompliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. In addition, we are subject to certain state laws regarding professional licensure.

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

Fraud and Abuse Regulations

Federal Anti-Kickback and Self-Referral Laws. The Federal Anti-Kickback Statute, among other things, prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration, whether directly or indirectly and overtly or covertly, in return for, or to induce the referral of an individual for the:

•furnishing or arranging for the furnishing of items or services reimbursable in whole or in part under Medicare, Medicaid or other federal healthcare programs; or

•purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable in whole or in part under Medicare, Medicaid or other federal healthcare programs.

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

Page	8

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
The Ethics in Patient Referrals Act, commonly known as the “Stark Law,” prohibits a physician from making referrals for certain “designated health services” payable by Medicare to an entity, including a company that furnishes DME, in which the physician or an immediate family member of such physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement, unless a statutory exception applies. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliance arrangement, civil penalties, damages and exclusion from Medicare or other governmental programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, these requirements are highly technical and there can be no guarantee that regulatory authorities will not determine or assert that our arrangements are in violation of the Stark Law and do not otherwise meet applicable Stark Law exceptions.

Additionally, because some of these laws continue to evolve, we lack definitive guidance as to the application of certain key aspects of these laws as they relate to our arrangements with providers with respect to patient training. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. As a result, our provider arrangements may ultimately be found to be noncompliant with applicable federal law.

False statements. The federal false statements statute prohibits knowingly and willfully falsifying, concealing, or omitting a material fact or making any materially false statement in connection with the delivery of healthcare benefits, items, or services. In addition to criminal penalties, violation of this statute may result in collateral administrative sanctions, including exclusion from participation in Medicare, Medicaid and other federal healthcare programs.

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

The Civil Monetary Penalties Law provides, in part, that the federal government may seek civil monetary penalties against any person who presents or causes to be presented claims to a Federal healthcare program that the person knows or should know is for an item or services that was not provided as claimed or is false or fraudulent, or the person has made a false statement or used a false record to get a claim paid. The federal government may also seek civil monetary penalties for a wide variety of other conduct, including offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of providers and violations of the Federal Anti-Kickback Statute.

Although we believe that we are in compliance with the Federal False Claims Act as well as the Civil Monetary Penalties Law, if we are found in violation of the same, we could be subject to various liabilities and penalties, including fines ranging from $11,665 to $23,331 for each false claim violation of the Federal False Claims Act and varying amounts based on the type of violation of the Civil Monetary Penalties Law, plus up to three times the amount of damages that the federal government sustained because of the act of that person. In addition, the federal government may also seek exclusion from participation in all federal healthcare programs.

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

Page	9

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses (collectively “covered entities”). The following standards have been promulgated under HIPAA’s regulations:

•the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of individually identifiable health information, or “protected health information”;

•the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures;

•the Security Standards, which require covered entities to implement and maintain certain security measures to safeguard certain electronic health information, including the adoption of administrative, physical and technical safeguards to protect such information; and

•the breach notification rules, which require covered entitles to provide notification to affected individuals, the HHS and the media in the event of a breach of unsecured protected health information.

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

Page	10

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

In March 2010, the Affordable Care Act (“ACA”) was enacted into law in the United States. This healthcare reform, which included a number of provisions aimed at improving the quality and decreasing the cost of healthcare, has resulted in significant reimbursement cuts in Medicare payments to hospitals and other healthcare providers in the healthcare reimbursement system, evolving toward value- and outcomes-based reimbursement methodologies. It is uncertain what long-term consequences these provisions will have on patient access to new technologies and what impact these provisions will have on Medicare reimbursement rates. Other elements of the ACA, including comparative effectiveness research, an independent payment advisory board and payment systems reform, including shared savings pilots and other reforms, may result in fundamental changes to federal healthcare reimbursement programs. The Tax Cuts and Jobs Act of 2017 ("TCJA") repealed penalties for noncompliance with the requirement for insurance coverage known as the “individual mandate.” This change could affect whether individuals enroll in health plans and could impact insurers with which we contract. Other changes to the ACA could impact the number of patients who have access to our products. Existing and additional legislative or administrative reforms, or any repeal of provisions, of the U.S. healthcare reimbursement systems may significantly reduce reimbursement or otherwise impact coverage for our medical devices, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues could have an adverse impact on our financial condition and results of operations.

Third-Party Reimbursement

In the United States and elsewhere, sales of medical devices depend in significant part on the availability of coverage and reimbursement to providers and patients from third-party payors. Third-party payors include private insurance plans and governmental programs. As with other medical devices, reimbursement for our products can differ significantly from payor to payor, and our products are not universally covered by third-party commercial payors. Further, third-party payors continually review existing technologies for continued coverage and can, with limited notice, deny or reverse coverage for existing products.

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

Page	11

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
CMS, which is the agency within the HHS that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not “reasonable and necessary” for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a National Coverage Determination (“NCD”) or at the local level through a Local Coverage Determination (“LCD”) by a regional DME MAC. CMS could issues new NCDs or the regional DME MACs could issue LCDs related to a full range of respiratory DME products. If such NCDs or LCDs are issued or revised, they could significantly alter the coverage under Medicare and materially impact our business.

With respect to our ventilator products, an NCD for the DME Reference List, which has been effective since April 1, 2003, indicates that ventilators, including our products, are covered for the treatment of neuromuscular diseases, thoracic restrictive diseases, and chronic respiratory failure consequent to chronic obstructive pulmonary disease. While the NCD for the DME Reference List has been updated, no separate NCD has been issued for ventilators. Monthly rental revenue from ventilators and the sale of associated supplies represented approximately 88% and 92%, respectively, of traditional revenue, excluding COVID-19 response sales and services, for 2020 and 2019. Medicare Administrative Contractors responsible for processing durable medical equipment claims have issued LCDs for Respiratory Assist Devices (“RADs”) which contain language describing an overlap in conditions used to determine coverage for RADs and ventilator devices. These LCDs state that the treatment plan for any individual patient, including the determination to use a ventilator or a BiPAP, may vary and will be made based upon the specifics of each individual beneficiary’s medical condition. Due to this variability, determinations of coverage for our ventilator products are subject to scrutiny of individual medical records and claims. Revenues from Medicare and Medicaid accounted for 73% and 64%, respectively, of traditional revenue, excluding COVID-19 response sales and services, for the years ended December 31, 2020 and 2019.

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

Page	12

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

Competition

The respiratory care industry is highly competitive. While Viemed is one of the top three providers of NIV and related services in the United States, its current competitors may gain market share, and any new entrants, with greater financial and technical resources, may provide additional competition. Accordingly, there can be no assurance that Viemed will be able to grow its operations organically to meet the competitive environment.

Significant Customers

For the years ended December 31, 2020 and 2019, Viemed had no customers that accounted for 10% or more of its consolidated traditional revenue streams. However, Viemed had COVID-19 emergency response sales from a customer that accounted for 13% of total revenue for the year ended December 31, 2020.

Viemed earns revenues by seeking reimbursement from Medicare and private health insurance companies, with the Medicare program of the United States government being the primary entity making payments. If the Medicare program were to slow payments of Viemed receivables for any reason, Viemed would be adversely impacted.

A majority of the Company’s revenues are derived from the fee-for-service pricing guidelines set by CMS. These pricing guidelines are subject to change at the discretion of CMS.

Employees

At December 31, 2020, Viemed had 511 employees, in addition to consultants working directly with hospitals and other healthcare providers to help simplify the administrative process for patients transitioning from hospital to home care.

Item 1A. Risk Factors

Risks Related to Our Industry and Business

The COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, the limiting of access to medical facilities in certain areas, the promotion of social distancing and the adoption of remote working policies. Local, state and national governments continue to emphasize the importance of essential medical personnel and we remain open to meet the needs of our communities. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters in order to ensure the safety of our employees as well as the safety of our patients. These measures do not appear to be negatively impacting our patient attrition rate at this time, but we cannot assure you that future governmental policies and initiatives will not significantly disrupt our operations or adversely affect our ability to provide services to our patients in the future. In addition, our current ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing although at lower levels than in recent periods. Many state governments have begun a phased reopening of their economies while adhering to new guidelines and enhanced safety measures, including social distancing and face mask protocols. However, certain states have paused or reversed plans to reopen their economies as new cases of COVID-19 have been on the rise in recent weeks and months and such measures could negatively affect our operations or our ability to provide services to our patients. While governmental and other restrictions have not had a material impact on our consolidated operating results for the year ended December 31, 2020, it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time and we cannot assure you that demand for our products and services will continue or that we will be able to maintain operations, including sufficient personnel, supply chains and distributions channels to continue to satisfy demand for our products and services.

Page	13

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times, such as limiting discretionary spending across the organization. In addition, we have received, and may continue to receive, payments, grants or other relief under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and other stimulus efforts. While the overall impact of COVID-19 on our consolidated results of operations for the year ended December 31, 2020 has resulted in an overall increase in revenues related to additional product sales and services during the periods, the overall impact that COVID-19 will have on our consolidated results of operations in future periods remains uncertain, and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations. In addition, the potential effects of the COVID-19 pandemic, and the volatile economic conditions stemming from the pandemic, could also heighten the risks disclosed in many of our risk factors described in this Annual Report on Form 10-K, which could materially and adversely affect our business, financial condition and results of operations. Because the COVID-19 pandemic is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described below are uncertain.

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

Home monitoring of patients is a relatively new business, making it difficult to predict market acceptance, development, expansion and direction. The home monitoring services and technology we provide to patients is a relatively new development in the United States healthcare industry, which has been expedited by the COVID-19 pandemic. Accordingly, adoption by patients and physicians can require education, which can result in a lengthy sales cycle. The market may take time to develop. Physicians and/or patients may be slow to adopt new methods. The development of our home monitoring business is dependent on a number of factors. These factors include: our ability to differentiate our services from those of our competitors; the extent and timing of the acceptance of our services as a replacement for, or supplement to, traditional methods of servicing patients; the effectiveness of our sales and marketing and engagement efforts with customers and their health plan participants; and our ability to provide quality customer service, as perceived by patients and physicians. If our home monitoring business is not fully developed as a result of the failure of any of these factors or if our novel business model is not accepted by the market, our financial condition and results of operations would be significantly impacted.

Page	14

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
We compete against companies that have longer operating histories and greater resources, which may result in reduced profit margins and loss of market share.

While we are currently one of the top three providers of NIV and related services in the United States, the respiratory care industry is highly competitive and dynamic and may become more competitive as new players enter the market. Certain competitors will be subsidiaries or divisions of larger, much better capitalized companies. Certain competitors will have vertically integrated manufacturing and services sectors of the market. We may have less capital and may encounter greater operational challenges in serving the market. Better capitalized competitors may also be able to borrow money or raise debt to purchase equipment more easily than us. Potential competitors could have significantly greater financial, research and development, manufacturing, and sales and marketing resources than we have and could utilize their greater resources to acquire or develop new technologies or products that could effectively compete with our existing products. Additionally, demand for our home monitoring services and other services could be diminished by equivalent or superior products and services developed by competitors.

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

Reimbursement for services we provide primarily come from governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies, and our ability to sell our products and services depends in large part on the extent to which coverage and adequate reimbursement for our products and services are and will continue to be available from governmental healthcare programs, private health insurance companies and other organizations. The reimbursement rates offered are outside of our control. Reimbursement rates in this area, and much of the United States healthcare market in general, have been subject to continual reductions as health insurers and governmental entities attempt to control healthcare costs. We cannot predict the extent and timing of any reduction in reimbursement rates and we cannot assure you that coverage and reimbursement will be available for our products or services, that the reimbursement amounts will be adequate, or that the reimbursement amounts, even if initially adequate, will not be subsequently reduced.

Reductions in reimbursement rates, if they occur, may have a material adverse impact on the profitability of our operations. A reduction in reimbursement may be unrelated to any concurrent decline in the cost of operations, thereby resulting in reduced profitability. Our costs of operations could increase, but the cost increases may not be passed on to customers because reimbursement rates are set without regard to the cost of service, also resulting in reduced profitability.

Our reliance on only a few sources of reimbursement for our services could result in delays in reimbursement, which could adversely affect cash flow and revenues.

We earn revenues by seeking reimbursement for our products and services from governmental healthcare programs and private health insurance companies, primarily from the Medicare program of the United States government. If the Medicare program were to slow payments of our receivables for any reason, we would be adversely impacted. In addition, both governmental healthcare programs and private health insurance companies may seek ways to avoid or delay reimbursement, which could adversely affect our cash flow and revenues.

Our dependence on key suppliers puts us at risk of interruptions in the availability of the equipment we need for our services, which could reduce our revenue and adversely affect our results of operations.

We require the timely delivery of a sufficient supply of equipment with which we can perform our home treatment of patients. Our dependence on third-party suppliers involves several additional risks, including limited control over pricing, availability, quality and delivery schedules. In addition, there are only a few manufacturers of the equipment used for home treatment of patients with ventilation respiratory therapy. Dependence on only a few manufacturers presents risks that suppliers may not be able to provide or adequately provide sufficient amounts of equipment to satisfy demand. Demand may also outstrip supply, leading to equipment shortages that could adversely effect our operations, including our ability to provide products and services to patients. Conversely, incorrect demand forecasting could lead to excess inventory, which we may not be able to sell. If we fail to achieve certain volume of sales, prices of ventilators may increase, leading to reduced revenue and profitability. The industry is subject to a high level of regulatory scrutiny, and government or manufacturer recalls could adversely affect our ability to provide products and services and achieve revenue targets.

Inadequate supply could impair our ability to attract new business and could create upward pricing pressure on equipment and supplies, adversely affecting our margins. Additionally, the market for financing ventilators and other supplies we need could be more difficult in the future.

Page	15

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

We may be unable to achieve our strategy to grow our business or properly manage our growth, which could adversely impact our revenues and profits.

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

In addition, as we continue to grow, the complexity of our operations increases, placing greater demands on our management team. Our ability to manage our growth effectively depends on our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business including the ability to monitor and improve the quality of our products and services and properly manage regulatory compliance systems. Unexpected difficulties during expansion, the failure to attract and retain key executives and qualified personnel, the failure to manage costs or our inability to respond effectively to growth or plan for future expansion could have an adverse effect on our ability to continue to grow.

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

Page	16

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our patients, our employees, and our vendors. We maintain substantial security measures and data backup systems to protect, store, and prevent unauthorized access to such information. Nevertheless, it is possible that computer hackers and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures in the future and obtain the personal information of customers, their loved ones, our employees, and our vendors that we hold. If we fail to protect this information, we could experience significant costs and expenses as well as damage to our reputation. Additionally, legislation relating to cybersecurity threats could impose additional requirements on our operations.

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

Page	17

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

The federal government and all states in which we currently operate regulate various aspects of our business. Our operations also are subject to state laws governing, among other things, distribution of medical equipment and certain types of home health activities, and we are required to obtain and maintain licenses in each state to act as a DME supplier. Additionally, accreditation is required by many payors. If we fail to obtain or maintain any required accreditation, it could have an impact on our business.

As a healthcare provider participating in governmental healthcare programs, we are subject to laws directed at preventing fraud, waste, and abuse, which subject our marketing, billing, documentation and other practices to government scrutiny. These include specific requirements imposed by the DME MAC Supplier Manuals. To ensure compliance with Medicare and Medicaid requirements and other federal and state regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support our claims submitted for payment of services rendered. Government agencies or their contractors also periodically open investigations and obtain information from healthcare providers. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties, damages, and sanctions, including debarment, suspension or exclusion from Medicare, Medicaid and other government reimbursement programs, any of which would have a material adverse effect on our business.

We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.

Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. Furthermore, not all of the states in which we operate have elected to expand Medicaid coverage as part of federal healthcare reform legislation. There can be no assurance that any state Medicaid program, on the current terms or otherwise, will continue for any particular period of time beyond the foreseeable future. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.

Revenue we receive from third-party payors as well as Medicare and Medicaid is subject to potential retroactive reduction.

Payments we receive from governmental healthcare programs, including Medicare and Medicaid, and private third-party payors can be retroactively adjusted after examination during the claims settlement process or as a result of post-payment audits and subsequent recoupment. Governmental healthcare programs and third-party payors may disallow, in whole or in part, our requests for reimbursement, or recoup amounts previously reimbursed, based on determinations by the payors or their third-party audit contractors that certain costs are not reimbursable because either adequate or additional documentation was not provided or because certain services were not covered or deemed to not be medically necessary. Significant adjustments, recoupments or repayments of our Medicare or Medicaid revenue, and the costs associated with complying with investigative audits by regulatory and governmental authorities, could adversely affect our financial condition and results of operations.

Additionally, from time to time we become aware, either based on information provided by third parties and/or the results of internal audits, of payments from such payor sources that were either wholly or partially in excess of the amount that we should have been paid for the service provided. Overpayments may result from a variety of factors, including insufficient documentation supporting the services rendered or medical necessity of the services or other failures to document the satisfaction of the necessary conditions of payment. We are required by law in most instances to refund the full amount of the overpayment after becoming aware of it, and failure to do so within requisite time limits imposed by the law could lead to significant fines and penalties being imposed on us.

Page	18

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of recoupment of reimbursement, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government healthcare programs. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our results of operations and financial condition. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to identification of underlying noncompliance or wrongdoing.

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

The existing federal deficit, as well as deficit spending by federal and state governments as the result of adverse developments in the economy or other reasons, can lead to continuing pressure to reduce governmental expenditures for other purposes, including government-funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our operations and revenue.

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

Delays in reimbursement due to claims submission reimbursement processes may cause liquidity problems.

There are delays in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services. Delays may result from changes by third-party payors to data submission requirements or requests by fiscal intermediaries for additional data or documentation, among other issues. If we have information system problems or issues that arise with Medicare or Medicaid or private health insurers, we may encounter delays in our payment cycle. Such timing delays may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. System problems, Medicare or Medicaid issues or industry trends may extend our collection period, adversely impact our working capital. Our working capital management procedures may not successfully negate this risk. There are often timing delays when attempting to collect funds from Medicaid programs. Delays in receiving reimbursement or payments from these programs may adversely impact our working capital.

Page	19

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
We depend in part upon reimbursement by third-party payors.

A substantial portion of our revenues are derived from private and governmental third-party payors. In 2020, approximately 27% of our traditional revenue, excluding COVID-19 response sales and services, were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 73% of our traditional revenue, excluding COVID-19 response sales and services, were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect our profitability. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. Additionally, from time to time our contracts with payors are terminated, amended or renegotiated, sometime unilaterally through policies. If insurers or managed care companies from whom we receive substantial payments were to terminate, amend or renegotiate contracts or reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. See “Business—Government Regulation” in Item 1 for more information. President Obama signed into law comprehensive reforms to the healthcare system, including changes to Medicare reimbursement. Additionally, the TCJA repealed penalties for noncompliance with the requirement for insurance coverage known as the “individual mandate.” This change could affect whether individuals enroll in health plans and could impact insurers with which we contract. Additional reforms or other changes to these payment systems may be proposed or adopted, either by the Congress or by CMS, including bundled payments, outcomes-based payment methodologies and a shift away from traditional fee-for-service reimbursement. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished by us could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results.

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Private health insurers may also reserve the right to conduct audits. An adverse inspection, review, audit or investigation could result in:

•refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from private health insurers;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•temporary suspension of payment for new patients;
•decertification or exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks;
•damage to our reputation; and
•loss of certain rights under, or termination of, our contracts with private health insurers.

If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results.

We are subject to extensive federal and state laws and regulations relating to the privacy and security of protected health information and failure to comply with such laws may increase our operational costs.

HIPAA privacy and security regulations establish a complex regulatory framework governing the use and disclosure of protected health information ("PHI"), including, for example, the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient; a patient’s right to access, amend and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices describing how PHI is used and disclosed and individuals’ rights with respect to their PHI; and implementation of administrative, technical and physical safeguards to protect privacy and security of PHI. The federal privacy regulations restrict our ability to use or disclose certain individually identifiable patient health information, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The HIPAA privacy and security regulations do not supersede state laws that may be more stringent; therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations.

Page	20

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
The HIPAA privacy and security regulations also require healthcare providers like us to notify affected individuals, the HHS Secretary, and in some cases, the media, when PHI has been “breached”, as defined by HIPAA. Many states have similar breach notification laws. We have established policies and procedures in an effort to ensure compliance with the HIPAA privacy and security regulations and similar state laws. However, if there is a breach, we may be required to incur costs to mitigate and remediate the impact of the breach on affected individuals, and therefore could incur substantial operational and financial costs related to such mitigation and remediation. Additionally, HIPAA, and its implementing regulations provide for significant civil fines, criminal penalties, and other sanctions for failure to comply with the privacy, security, and breach notification rules, including for wrongful or impermissible use or disclosure of PHI. Although HIPAA regulations do not expressly provide for a private right of action for damages, we could incur damages under state laws to private parties for the wrongful or impermissible use or disclosure of confidential health information or other private personal information. Additionally, HIPAA allows state Attorneys General to bring an action against a covered entity, such as us, for a violation of HIPAA. We insure some of our risk with respect to HIPAA security breaches, but operational costs and penalties associated with HIPAA breaches easily could exceed our insured limits.

HIPAA regulations impose additional requirements, restrictions and penalties on covered entities and their business associates to, among other things, deter breaches of security. As a result, required preventative and remedial actions, along with the aforementioned reporting requirements, and sanctions for a breach are stringent. Our electronic health records system is periodically modified to meet applicable security standards. Despite the implementation of various security measures by us, our infrastructure may be vulnerable to computer viruses, break-ins and other disruptive problems inadvertently introduced by authorized users such as employees and clients, or purposefully targeted by hackers and other cybercriminals which could lead to interruption, delays or cessation in service to our clients. Further, such incidents, whether electronic or physical, could jeopardize the security of confidential information, including PHI and other sensitive information stored in our computer systems related to clients, patients, and other parties connected through us, which may deter potential clients and give rise to uncertain liability to parties whose security or privacy has been infringed. A significant security breach could result in fines, loss of clients, damage to our reputation, direct damages, costs of repair and detection, costs to remedy the breach, government penalties, and other expenses. We insure some of our risk with respect to security breaches but the occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations and our financial condition.

Our products may be subject to future rounds of Medicare's Competitive Bidding Program, which may negatively affect our business and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 required the HHS to establish and implement programs under which competitive acquisition areas are established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of DME.

CMS, the agency responsible for administering the Medicare program, conducts a competition for each competitive acquisition area under which providers submit bids to supply certain covered items of DME. Under the competitive bidding program, DME suppliers compete to become Medicare contract suppliers by submitting bids to furnish certain items in competitive bidding areas. As part of the competitive bidding process, SPAs replace the current Medicare DME fee schedule payment amounts for selected items in certain areas of the country. The SPAs are determined by using bids submitted by DME suppliers.

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

In 2019, CMS announced the inclusion of non-invasive ventilator products on the list of products subject to the competitive bidding program in Round 2021 which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenue (approximately 81% of total traditional revenue, excluding COVID-19 response sales and services, in 2020). On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President’s exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. The next competitive bidding round is anticipated to begin on January 1, 2024. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas. We cannot predict at this time the full impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition. In addition, we cannot assure you that non-invasive ventilators and oxygen and PAP devices will not be included on the list of products subject to the competitive bidding program in the future. If changes are made to the competitive program in the future, it could affect our reimbursement and review.

Page	21

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
If CMS requires prior authorization for our products, our revenue and cash flow could be negatively impacted.

CMS maintains a Master List of Items Frequently Subject to Unnecessary Utilization. This list identifies items that could potentially be subject to prior authorization as a condition of Medicare Payment. On April 22, 2019, CMS added home ventilators used with a non-invasive interface to the Master List of Items Frequently Subject to Unnecessary Utilization. If CMS imposes prior authorization requirements for non-invasive home ventilation, it could materially impact our business, revenue and cash flow.

If we fail to comply with state and federal fraud and abuse laws, including anti-kickback laws, false claims acts, self-referral prohibitions, and anti-inducement laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, whether directly or indirectly and overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal financed healthcare programs. The Anti-Kickback Statute, and several similar state laws prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws limit sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, which may be used with hospitals, physicians, and other potential purchasers or prescribers of our products. The statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution are drawn narrowly, and any remuneration to or from a prescriber or purchaser of healthcare products or services may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. However, practices that do not fit into a safe harbor are not per se illegal, but instead are analyzed based on their particular facts and circumstances as to whether the practice presented a low risk of harm of fraud and abuse. Although we believe our practices are compliant with applicable safe harbors, we cannot assure you that a government regulator will not take the position that some of our practices do not meet all of the narrow criterion of applicable safe harbor protections from anti-kickback liability or otherwise violate the Anti-Kickback Statute.

The Federal False Claims Act prohibits, in part, any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the Federal Anti-Kickback Statute and Federal False Claims Act, which apply to items or services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payor. These false claims acts allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or for other violations of the statutes) and to share a certain portion of amounts paid by the entity to the government in fines or settlement. Such suits, often referred to as qui tam actions, have increased significantly in the healthcare industry in recent years.

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. In addition, the ACA, among other things, amended the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity generally does not need to have actual knowledge of these statutes or specific intent to violate them in order to have criminal and/or civil exposure. In addition, the ACA provides that the government may assert that a claim, including items or services resulting from a violation of the Federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the false claims acts. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations.

The Ethics in Patient Referrals Act, commonly known as the "Stark Law," prohibits a physician from making referrals for certain "designated health services" payable by Medicare to an entity, including a company that furnishes DME, in which the physician or an immediate family member of such physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement, unless a statutory or regulatory exception applies. The majority of states also have statutes or regulations similar to the Stark Law, which apply to items or services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payor. Violation of the Stark Law and similar state laws could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties, damages and exclusion from Medicare or other governmental and state programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law and state equivalent requirements, these requirements are highly technical and there can be no guarantee that regulatory authorities will not determine or assert that our arrangements are in violation of the Stark Law and state equivalents and do not otherwise meet applicable exceptions.

Page	22

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
The Civil Monetary Penalties Law imposes civil monetary penalties and potential exclusion from Medicare and Medicaid programs on any person who offers or transfers remuneration to any patient who is a Medicare or Medicaid beneficiary, when the person knows or should know that the remuneration is likely to induce the patient to receive medical services from a particular provider. The Federal Civil Monetary Penalties Law applies, among other things, to many kinds of inducements or benefits provided to patients, including complimentary items, services or transportation that are of more than nominal value. We have structured our operations and provision of services to patients in a manner that we believe complies with the law and its interpretation by government authorities. We cannot assure, however, that government authorities will not take a contrary view and impose civil monetary penalties and exclude us from participation in Medicare and Medicaid for past or present practices related to patient incentive, coordination of care and need-based programs.
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

Many government and commercial payors are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality and coordination of care. For example, accountable care organizations (“ACOs”) incentivize hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Several states have implemented, or plan to implement, accountable care models for their Medicaid populations. We cannot predict how the continued establishment and implementation of these new business models will impact our business. There is the possibility that value-based payment models, such as ACOs, will drive down the utilization and/or reimbursement rates for our services. We may not be able to gain access into certain ACOs. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we could experience an adverse affect on our operations and financial condition.

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits and impose higher plan costs on beneficiaries. Approximately one third of Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2020; a figure that continues to grow.

Similarly, enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources. We may experience increased competition for managed care contracts due to state regulation and limitations. We cannot assure you that we will be successful in our efforts to be included in plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well defined as a state transitions beneficiaries to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided.

In addition, other alternative payment models may be presented by the government and commercial payors to control costs that subject us to financial risk. We cannot predict at this time what alternative payment models may be presented and what effect such new payment models may have on our operations or financial condition in the future.

Page	23

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2020 or be subject to an annual penalty.

Risks Related to Internal Controls

For as long as we are an “emerging growth company,” we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to some other public companies.

As an “emerging growth company” as defined in the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more;
•the last day of the fiscal year following the fifth anniversary of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act;
•the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or
•the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

For so long as we remain an “emerging growth company,” we will not be required to:

•have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•comply with any requirement that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); or
•include detailed compensation discussion and analysis in our filings under the Exchange Act and instead may provide a reduced level of disclosure concerning executive compensation.

In addition, the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period, which allows us to delay the adoption of new or revised accounting standards until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to public companies that comply with new or revised accounting standards.

Because of these exemptions, some investors may find our common shares less attractive, which may result in a less active trading market for our common shares, and our stock price may be more volatile.

Page	24

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

Our common shares are listed and posted for trading in Canada on the TSX and in the United States on the Nasdaq Capital Market. Securities of small-cap and healthcare companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally, and market perceptions of the attractiveness of particular industries. The price of our common shares is also likely to be significantly affected by short-term changes in the cost of goods, or in financial condition or results of our operations. Other factors unrelated to our performance that may have an effect on the price of our common shares include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of our common shares; the size of our public float may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of our common shares that persists for a significant period of time could cause our securities, if listed on an exchange, to be delisted from such exchange, further reducing market liquidity.

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

The failure of our common shares to be included in the Russell 3000 Index could result in the market for our common shares to become limited and volatile and the price at which you can sell your shares to decrease.

Your ability to sell or purchase our common shares depends upon the existence of an active trading market for our common shares. Additionally, a fair valuation of the purchase or sales price of our common shares also depends upon an active trading market, and thus the price you receive for a thinly-traded stock may not reflect its true value. A limited trading market for common shares may cause fluctuations in the market value of those common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

Although our common shares are quoted on the Nasdaq Capital Market, the volume of trades on any given day has historically been limited. As a result, shareholders might not have been able to sell or purchase our common shares at the volume, price or time desired. On June 29, 2020, our common shares were added to the Russell 3000® Index. The addition of our common shares to the Russell 3000® Index increased the volume of trading in our shares as well as the price at which our shares trade. There can be no assurance that our common shares will remain in that index. If our common shares are removed from the Russell 3000® Index, the volume of trading in our shares may decrease materially as well as the prices at which our shares trade.

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

Page	25

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

As of June 30, 2020, we determined that we no longer qualify as a “foreign private issuer,” as defined under U.S. securities laws. As a result, effective as of January 1, 2021, we are no longer eligible to use the rules designed for foreign private issuers and we are considered a U.S. domestic issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than the costs incurred as a foreign private issuer. In anticipation of losing our foreign private issuer status, we have filed annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC as if we were a U.S. domestic issuer. However, effective as of January 1, 2021, we are required to comply with U.S. proxy requirements and Regulation FD and our officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Exchange Act. In addition, we are also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or Nasdaq and we may be required to modify certain of our policies to comply with good governance practices applicable to U.S. domestic issuers, which would involve additional costs and expenses.

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

Page	26

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
We are an "emerging growth company" and a "smaller reporting company" and the reduced disclosure requirements applicable to "emerging growth companies" and "smaller reporting companies" may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company” (1) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) we will be exempt from any rules that could be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (3) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (4) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own our headquarters, consisting of approximately 77,000 square feet, which is located on an approximately 8.2-acre parcel in Lafayette, Louisiana. This owned property is subject to a mortgage (see Note 5 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K for further information). We believe that the facilities are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased on commercially reasonable terms to accommodate any future growth.

Item 3. Legal Proceedings

From time to time, we may be subject to various ongoing or threatened legal actions and proceedings, including those that arise in the ordinary course of business, which may include employment matters and breach of contract disputes. Please read Note 8 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K for more information. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. In the opinion of management, the outcome of such routine ongoing litigation is not expected to have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Page	27

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common shares of Viemed trade in Canada on the TSX under the trading symbol “VMD.TO”, and trade in the United States on the Nasdaq Capital Market under the symbol "VMD".

Shareholders

We had six shareholders of record as of February 15, 2021. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the loan agreement, subject to certain exceptions. See Note 7 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K for further information.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data

Not applicable.

Page	28

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

General Matters

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms the "Company," "we," "us" and "our" refer to Viemed Healthcare, Inc. and its wholly-owned subsidiaries.

We were incorporated on December 14, 2016 pursuant to the Business Corporations Act (British Columbia). As of June 30, 2020, we determined that we no longer qualify as a "foreign private issuer," as defined in Rule 3b-4 of the Exchange Act, for the purposes of the informational requirements of the Exchange Act. As a result, effective January 1, 2021, we became subject to the proxy solicitation rules under Section 14 of the Exchange Act and Regulation FD, and our officers, directors, and principal shareholders became subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. We will continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC.

We are an "emerging growth company," as defined in the JOBS Act, and as such, we have elected to comply with certain reduced U.S. public company reporting requirements.

Overview

We provide an array of home medical equipment, services and supplies, specializing in post-acute respiratory care services in the United States. Our primary objective is to focus on the organic growth of the business and thereby solidify our position as one of the United States’ largest providers of in-home therapy for patients suffering from respiratory diseases. Our respiratory care programs are designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Our services include respiratory disease management (through the rental of various DME devices), in-home sleep testing and sleep apnea treatment, oxygen therapy, and the sale of associated supplies.

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 80.8% of our traditional revenue, excluding COVID-19 response sales and services, and 86.0% of our revenue for the year ended December 31, 2020 and 2019, respectively. We combine the benefits of home ventilation support with licensed RTs to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to use an organic growth model whereby expansion is accomplished through existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in 39 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of December 31, 2020, we employed 262 licensed RTs, representing more than 51% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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

As a result of this trend, we continue to experience significant organic growth. For the year ended December 31, 2020, we generated revenues of $131.3 million and had net income of $31.5 million, compared to revenues of $80.3 million and net income of $8.5 million for the year ended December 31, 2019.

Our primary sources of capital to date have been from operating income and the leverage of our manufacturer credit lines and to a lesser extent access to bank term loans. In addition, our line of credit availability of $10.0 million remains undrawn.

Page	29

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Trends Affecting our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, the limiting of access to medical facilities in certain areas, the promotion of social distancing and the adoption of remote working policies. Local, state and national governments continue to emphasize the importance of essential medical personnel and we remain open to meet the needs of our communities. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters in order to ensure the safety of our employees as well as the safety of our patients. These measures do not appear to be negatively impacting our patient attrition rate at this time, but we cannot assure you that future governmental policies and initiatives will not significantly disrupt our operations or adversely affect our ability to provide services to our patients in the future. In addition, our current ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing although at lower levels than in recent periods.

Many state governments have begun a phased reopening of their economies while adhering to new guidelines and enhanced safety measures, including social distancing and face mask protocols. However, certain states have paused or reversed plans to reopen their economies as new cases of COVID-19 have been on the rise in recent weeks and months and such measures could negatively affect our operations or our ability to provide services to our patients. While governmental and other restrictions have not had a material impact on our consolidated operating results for the year ended December 31, 2020, it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time and we cannot assure you that demand for our products and services will continue or that we will be able to maintain operations, including sufficient personnel, supply chains and distribution channels to continue to satisfy demand for our products and services.

The COVID-19 pandemic has resulted in a significant economic downturn in the United States and globally and has also led to significant disruptions and volatility in capital and financial markets. Broad economic factors resulting from the current COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, could also affect our service mix, revenue mix, payor mix and patient base, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate may lead to increases in the uninsured and under-insured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our financial results and require an increased level of working capital. In addition, we may experience supply chain disruptions, including delays and price increases in equipment and supplies. Staffing, equipment and supplies shortages may also impact our ability to assess potential patients in hospitals and set up and treat patients in the home.

We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times, such as limiting discretionary spending across the organization. The CARES Act, which was signed into law on March 27, 2020, provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The legislation provides for $100 billion in relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. As a result, we received a payment from the Provider Relief Fund of $3.5 million in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic. The HHS has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions are modified, it may affect our ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, we believe we have utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

The CARES Act also provides for a temporary suspension of the 2% payment sequestration adjustment currently applied to all Medicare fee-for-service claims. The suspension is effective for claims with dates of service from May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends the suspension through March 31, 2021. However, CMS and Medicare Administrative Contractors may issue guidance that affects the implementation of this provision.

As part of the CARES Act legislation, certain Payroll Protection Program ("PPP") loans were authorized for small businesses to pay their employees, subject to potential debt forgiveness. We evaluated the PPP extensively and after evaluation, decided not to submit a PPP loan application.

Page	30

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

While the overall impact of COVID-19 on our consolidated results of operations for the year ended December 31, 2020 has resulted in an overall increase in revenues related to additional product sales and services during the period, the overall impact that COVID-19 will continue to have on our consolidated results of operations in future periods remains uncertain and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations. For additional information, see Part I - Item 1A. “Risk Factors.”

In 2019, CMS announced the inclusion of non-invasive ventilator products on the list of products subject to the competitive bidding program in Round 2021 which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenue (approximately 81% of total traditional revenue, excluding COVID-19 response sales and services, in 2020). On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President’s exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. The next competitive bidding round is anticipated to begin on January 1, 2024. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas. We cannot predict at this time the full impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition. In addition, we cannot assure you that non-invasive ventilators and oxygen and PAP devices will not be included on the list of products subject to the competitive bidding program in the future. If changes are made to the competitive program in the future, it could affect our reimbursement and review.

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Financial Information:
Revenue	$31,202	$33,447	$42,854	$23,806	$21,448	$20,368	$20,325	$18,115
Gross Profit	19,178	19,453	25,927	15,553	14,243	14,050	14,639	13,074
Gross Profit %	61%	58%	61%	65%	66%	69%	72%	72%
Net Income	5,071	2,804	19,412	4,243	2,388	2,853	1,326	1,958
Cash (As of)	30,981	32,396	29,707	8,409	13,355	12,630	7,691	7,410
Total Assets (As of)	112,560	113,969	112,178	86,801	82,596	79,981	71,014	58,718
Adjusted EBITDA(1)	9,458	7,720	16,287	7,869	5,569	4,883	4,116	4,466
Operational Information:
Vent Patients(2)	7,892	7,788	7,705	7,965	7,759	7,421	7,130	6,393
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.
Critical Accounting Principles and Estimates

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

Page	31

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in Part II, Item 8 of this report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments.

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

Page	32

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

Revenue Accounting under Topic 606

The Company sells DME, replacement parts and supplies to customers and recognize revenue based on contractual payment rates as determined by the payors at the point in time when control of the good or service is transferred through delivery to the customer. The customer and, if applicable, the payors are generally charged at the time that the product is sold.

The Company also provides sleep study services to customers and recognizes revenue when the sleep study results are complete, satisfying the performance obligation. In response to the COVID-19 pandemic, the Company began offering contact tracing services, which revenues are recognized in the period in which the service has been provided. The transaction price on equipment sales, sleep studies, and contact tracing is the amount that the Company expects to receive in exchange for the goods and services provided. Due to the nature of the DME business, gross charges are retail charges and generally do not reflect what the Company is ultimately paid. As such, the transaction price is constrained for the difference between the gross charge and what is estimated to be collected from payors and from patients. The transaction price therefore is predominantly based on contractual payment rates as determined by the payors. The Company does not generally contract with uninsured customers. The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

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

Returns and refunds are not accepted on equipment sales, sleep study services or contact tracing services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of December 31, 2020.

Allowance for Doubtful Accounts

The Company estimates that a certain portion of receivables from customers may not be collected and maintains an allowance for doubtful accounts. The Company evaluates the net realizable value of accounts receivable as of the date of Consolidated Balance Sheets. Specifically, we consider historical realization data including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that the estimates could change, which could have a material impact on the operations and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. Our allowance for doubtful accounts was $9.0 million and $7.8 million as of December 31, 2020 and 2019, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

Page	33

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718, "Compensation—Stock Compensation", which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. Stock-based compensation costs for RSUs are determined at the grant date based on the closing stock price. The expense of such stock-based compensation awards is recognized using the graded vesting attribution method over the vesting period and the offsetting credit is recorded as an increase in additional paid-in capital. Forfeitures are recorded as incurred. Any excess tax benefit or deficiency is recognized as a component of income taxes and within operating cash flows upon vesting of the share-based award.

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

For determining the fair value of the interest rate swap contract, the Company uses significant other observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. These fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves. The Company includes unrealized gains in prepaid expenses and other assets, as a component of long-term assets, and unrealized losses in accrued liabilities, as a component of long-term liabilities on the Consolidated Balance Sheets.

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements from its swap counterparty as an adjustment to interest expense over the life of the swap. If determined to be an effective cash flow hedge, the Company will record the changes in the estimated fair value of the swaps to accumulated other comprehensive income or loss on the Consolidated Balance Sheets. To the extent that interest rate swaps are determined to be ineffective, the Company would recognize the changes in the estimated fair value of swaps in interest and other non-operating expenses, net on its Consolidated Statements of Income.

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

Page	34

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

See Note 10 to the audited financial statements for the fiscal years ended December 31, 2020 and 2019 included in this Annual Report on Form 10-K for details on income taxes recognized.

Impairment of Long-Lived Assets

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the fiscal years ended December 31, 2020 and 2019.

Net Income per Share Attributable to Common Stockholders

Basic net income per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential stock-based awards outstanding during the period using the treasury stock method. Dilutive potential stock-based awards include outstanding common stock options and time-based RSUs.

See Note 11 to the audited financial statements for the fiscal years ended December 31, 2020 and 2019 included in this Annual Report on Form 10-K for earnings per share computations.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019:

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
Revenue	$131,309	100.0%	$80,256	100.0%	$51,053	63.6%
Cost of revenue	51,198	39.0%	24,250	30.2%	26,948	111.1%
Gross profit	80,111	61.0%	56,006	69.8%	24,105	43.0%
Selling, general and administrative	52,829	40.2%	41,381	51.6%	11,448	27.7%
Research and development	1,083	0.8%	848	1.1%	235	27.7%
Stock-based compensation	4,882	3.7%	3,886	4.8%	996	25.6%
Depreciation	816	0.6%	671	0.8%	145	21.6%
(Gain) loss on disposal of property and equipment	(2,328)	(1.8)%	360	0.4%	(2,688)	NM
Other (income) expense	(3,952)	(3.0)%	3	—%	(3,955)	NM
Income from operations	26,781	20.4%	8,857	11.0%	17,924	202.4%
Non-operating expenses
Unrealized (gain) on warrant conversion liability	—	—%	(363)	(0.5)%	363	NM
(Gain) loss from equity investment	(91)	(0.1)%	110	0.1%	(201)	NM
Interest expense, net	509	0.4%	314	0.4%	195	62.1%
Net income before taxes	26,363	20.1%	8,796	11.0%	17,567	199.7%
(Benefit) provision for income taxes	(5,167)	(3.9)%	271	0.3%	(5,438)	NM
Net income	$31,530	24.0%	$8,525	10.6%	$23,005	269.9%

Page	35

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Revenue

The following table summarizes our revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$78,286	59.6%	$69,067	86.0%	$9,219	13.3%
Other durable medical equipment rentals	9,888	7.5%	5,379	6.7%	4,509	83.8%
Net revenue from sales and services
Equipment and supply sales	7,357	5.6%	4,395	5.5%	2,962	67.4%
COVID-19 response sales and services	34,379	26.2%	—	—%	34,379	100.0%
Service revenues	1,399	1.1%	1,415	1.8%	(16)	(1.1)%
Total net revenue	$131,309	100.0%	$80,256	100.0%	$51,053	63.6%

For the year ended December 31, 2020, revenue totaled $131.3 million, an increase of $51.1 million (or 63.6%) from the comparable period in 2019. The revenue growth was significantly driven by COVID-19 response sales and services of $34.4 million as described in more detail below. We expect further COVID-19 response revenue to continue into 2021, but the quantity and impact of such revenue remains uncertain and dependent on the length and intensity of the COVID-19 pandemic.

Excluding COVID-19 response sales and services, net revenue increased $16.7 million (or 20.8%) from the comparable period in 2019. Ventilator rental revenue increased $9.2 million (or 13.3%) due to our organic growth in active ventilator patient base sustained throughout the year. In addition to the ventilator rental revenue growth, rental revenue from other DME grew $4.5 million (or 83.8%) which primarily consisted of product revenue from percussion vests, PAPs, and oxygen therapy. Non-COVID-19 related equipment sales and services combined increased by $3.0 million (or 67.4%) year over year primarily as a result of increasing demand for respiratory supplies, specifically for PAP resupply patients, that are less impacted by the ongoing pandemic.

As we continue to expand geographically into new states and further expand our presence in our existing territories, we expect continued growth in our active ventilator patient base and ventilator rental revenue, as well as in our other growing respiratory offerings, although in the short term we anticipate growth to continue to occur at a slower rate than in recent periods as a result of the pandemic.

Cost of Revenue and Gross Profit

For the year ended December 31, 2020, cost of revenue totaled $51.2 million, an increase of $26.9 million (or 111.1%) from the comparable period in 2019. For the years ended December 31, 2020 and 2019, gross profit percentage decreased from approximately 69.8% to approximately 61.0%. The lower margins are primarily the result of the high volume of COVID-19 response sales and services. Historically the majority of our revenue has come from equipment rentals. For the year ended December 31, 2020, COVID-19 response sales and services accounted for 26.2% of total revenue, thus driving our company-wide gross profit percentage lower. Excluding COVID-19 response sales and services, gross profit percentage for the year ended December 31, 2020 was 66.5%. The reduction in gross profit percentage is partly a reflection of our current product mix, but is also due in part to direct labor cost for RTs. While our active ventilator patient base growth was impacted by the pandemic in the short term, we have not experienced a corresponding change in the number of RTs employed. We believe it is in the long term interest of our patients and the business to continue to employ these essential employees. We expect our gross profit percentage for our normal operations to remain relatively consistent with (non-COVID-19 related) 2020 levels.

Selling, General and Administrative Expense

For the year ended December 31, 2020, selling, general and administrative expenses totaled $52.8 million, an increase of $11.4 million (or 27.7%) from the comparable period in 2019. Selling, general and administrative expenses as a percentage of revenue decreased to 40.2% for the year ended December 31, 2020, compared to 51.6% for the year ended December 31, 2019. Excluding the impact of the COVID-19 response sales and services, selling, general and administrative expenses as a percentage of revenue was 53.9% for the year ended December 31, 2020.

Page	36

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
The increase in overall selling, general and administrative expense as compared to the prior year period is attributable to additional employee-related expenses to accommodate the overall growth of the Company as well as a full year of public company expenses relating to our NASDAQ listing in August 2019, partially offset by a decrease in travel, meals, and entertainment due to COVID-19 related restrictions. Employee compensation increased $3.6 million (or 14.6%) as a result of higher incentive-based compensation and an overall increase in our employee headcount. Our full time employee count increased from 418 on December 31, 2019 to 511 on December 31, 2020, an increase of 22.2%. Partially offsetting these increases was a $1.8 million reduction in employee compensation expense related to the impact of our phantom stock plan. Our phantom stock plan is measured at fair value as of the reporting period and is driven primarily by the number of eligible employees and our stock price. For the year ended December 31, 2020 our stock price increased by 25.2% compared to an increase of 55.4% from the year ended December 31, 2019, resulting in lower comparable expenses related to these awards in the current period.

Additionally, professional fees increased $2.0 million (or 106.9%) from the comparable period in 2019, driven by higher legal and professional fees and public company expenses. As we continue to respond to the COVID-19 pandemic, grow into new markets and increase our employee count, we expect selling, general and administrative expenses will trend upward accordingly. We expect that selling, general and administrative expenses as a percentage of revenue will trend higher towards historical percentages as we continue into 2021.

Research and Development Costs

For the year ended December 31, 2020, research and development costs totaled $1.1 million, an increase of $0.2 million (or 27.7%) from the comparable period in 2019. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will increase in 2021 relative to 2020 costs.

(Gain) Loss on Disposal of Property and Equipment

For the year ended December 31, 2020, we recorded a gain on disposal of property and equipment of $2.3 million, compared to a loss of $0.4 million during the comparable period in 2019. As a result of our COVID-19 response efforts, certain of our previously placed in service property and equipment was sold. As a result, during the year ended December 31, 2020, we recorded sales proceeds on used equipment of $5.0 million which resulted in a net gain on disposal for related equipment of $3.5 million. We expect disposals of equipment to generally remain consistent with historical trends, with the exception of additional gains that could be realized from any additional COVID-19 response sales, but the impact of such sales remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment and supplies from other suppliers.

Other (Income) Expense

The increase of $4.0 million in other income was driven by current year state and federal government grants, the majority of which relate to the Provider Relief Funds of $3.5 million received in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic as described in detail above.

Stock-Based Compensation

For the year ended December 31, 2020, stock-based compensation totaled $4.9 million, an increase of $1.0 million (or 25.6%) from the comparable period in 2019. This increase is attributed to the expense of additional stock-based awards during 2020. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained near or below 5%.

Interest Expense, Net

For the year ended December 31, 2020, net interest expense totaled $0.5 million, an increase of $0.2 million from the comparable period in 2019. We expect net interest expense to remain materially consistent with 2020 levels.

(Benefit) Provision for Income Taxes

For the year ended December 31, 2020, the provision for income taxes was a $5.2 million benefit, compared to a $0.3 million expense during the 2019 period. The decrease in income tax expense was primarily due to a lower effective tax rate which was caused by the release of a valuation allowance and recognition of a deferred tax asset during the current period. Excluding the impact of this current year discrete item, our estimated tax rate for the year was 9.6%.

Page	37

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Net Income

For the year ended December 31, 2020, net income was $31.5 million, an increase of $23.0 million (or 269.9%) from the comparable period in 2019. Net income as a percentage of net revenue increased from 10.6% for the year ended December 31, 2019 to 24.0% for the year ended December 31, 2020, primarily driven by COVID-19 response sales, increased other income and the Company's income tax benefit, as described above.

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

Page	38

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net Income	$5,071	$2,804	$19,412	$4,243	$2,388	$2,853	$1,326	$1,958
Add back:
Depreciation	2,835	2,425	2,190	2,130	2,003	1,659	1,444	1,295
Interest expense	100	116	135	158	212	56	20	26
Unrealized (gain) loss on warrant conversion liability	—	—	—	—	—	(800)	268	169
Stock-based compensation	1,301	1,234	1,196	1,151	908	1,064	1,034	880
Income tax expense (benefit)	151	1,141	(6,646)	187	58	51	24	138
Adjusted EBITDA	$9,458	$7,720	$16,287	$7,869	$5,569	$4,883	$4,116	$4,466

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2020 was $31.0 million, compared to $13.4 million at December 31, 2019. Based on our current plan of operations, including potential acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank, which was fully undrawn as of December 31, 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
Net Cash provided by (used in):
Operating activities	$35,110	$19,087
Investing activities	(8,415)	(12,811)
Financing activities	(9,069)	(3,334)
Net increase in cash and cash equivalents	$17,626	$2,942

Page	39

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2020 was $35.1 million, resulting from net income of $31.5 million, non-cash net income adjustments of $13.8 million and an increase in net operating liabilities of $2.9 million, which was partially offset by an increase in net operating assets of $13.1 million. The non-cash net income adjustments primarily consisted of $9.1 million in change of allowance for doubtful accounts, $9.6 million of depreciation, $2.3 million of gains on disposal of property and equipment, $8.7 million in change in deferred tax asset, $4.9 million of stock-based compensation, $1.4 million in change in inventory reserve and $0.1 million of gain on equity investments. The uses of cash related to changes in operating assets primarily consisted of an increase in gross accounts receivable of $10.0 million, an increase in inventory of $2.3 million and an increase in prepaid expenses and other assets of $0.8 million. The increase in our operating assets was primarily driven by accounts receivable related to COVID-19 response sales and services occurring during the period. Included in our operating cash flows for the period is the receipt of $3.5 million in Provider Relief Funds. The changes in operating liabilities primarily consisted of an increase in accounts payable of $0.2 million, an increase in accrued liabilities of $2.3 million, an increase in deferred revenue of $0.1 million, and an increase in income tax payable of $0.3 million.

Net cash provided by operating activities during the year ended December 31, 2019 was $19.1 million, resulting from net income of $8.5 million, non-cash net income adjustments of $20.2 million, and an increase in net operating liabilities of $3.9 million, which was partially offset by an increase in net operating assets of $13.5 million. The non-cash net income adjustments primarily consisted of $9.8 million in change of allowance for doubtful accounts, $6.4 million of depreciation and $3.9 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $12.5 million and an increase in inventory of $0.3 million. Our increase in gross accounts receivable is driven by the impact of our current year billing conversion. Net accounts receivable increased $2.7 million during the period. The changes in operating liabilities primarily consisted of an increase in accounts payable of $0.8 million, an increase in accrued liabilities of $2.5 million, an increase in deferred revenue of $0.7 million, and a decrease in income tax payable of $0.1 million. The increase in operating liabilities was primarily attributed to higher expense incurred as a result of phantom stock awards and increased deferred revenue. The increase in our operating assets and liabilities were primarily driven by our increased business volume period-over-period and higher compensation and personnel-related costs.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2020 was $8.4 million, consisting of $13.0 million of purchases of property and equipment and $0.6 million in equity investments, partially offset by $5.2 million of COVID-19 response sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Combining cash purchases of property and equipment of $13.0 million and equipment financed through finance leases of $3.0 million, our total capital expenditures for the year ended December 31, 2020 were $16.0 million. This represents a $9.4 million, or 36.8%, decrease year over year.

Net cash used in investing activities during the year ended December 31, 2019 was $12.8 million, consisting of $13.4 million of purchases of property and equipment, partially offset by $0.6 million of proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to the purchase of our new corporate headquarters in addition to medical equipment rented to our patients. Combining cash purchases of property and equipment of $13.4 million and equipment financed through finance leases of $12.0 million, our total capital expenditures for the year ended December 31, 2019 were $25.4 million. This represents a $10.9 million, or 74.9%, increase year over year, which was driven by our revenue growth during the same periods combined with the purchase of our new corporate headquarters.

Net Cash Used in Financing Activities

Net cash used in financing activities during the year ended December 31, 2020 was $9.1 million, consisting of $1.6 million in principal payments on the Term Note (as defined below), $0.2 million in principal payments on the Building Term Note (as defined below), and $9.2 million in repayments of finance lease liabilities, partially offset by $1.9 million proceeds from the exercise of stock options.

Net cash used in financing activities during the year ended December 31, 2019 was $3.3 million, consisting of $4.4 million in proceeds from the Building Term Note to finance the purchase of our corporate headquarters, $4.9 million in proceeds from the Term Note, partially offset by $11.6 million in repayments of finance lease liabilities and $1.5 million of shares repurchased and canceled under our normal course issuer bid.

Page	40

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor, and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at December 31, 2020 or December 31, 2019. While we currently have no immediate plans to draw on this line of credit, the line of credit allows flexibility in funding our future operations subject to compliance with the covenants described below.

Commercial Term Notes

On May 30, 2019, the Company entered into an amendment to the loan agreement providing for a term note (the “Building Term Note”) in favor of Hancock Whitney Bank in the principal amount of $4.8 million. The proceeds of the Building Term Note were used to purchase a building to utilize as a new corporate headquarters for the Company. Beginning July 1, 2019, the Company began making monthly payments towards the outstanding balance. The Building Term Note matures on May 30, 2026 and is secured by substantially all of our assets, including the real property acquired with the proceeds of the Building Term Note. The Building Term Note bears interest at a variable rate equal to the one month ICE LIBOR index plus a margin of 2.45% per annum. The Company is required to maintain a loan to value ratio of 85% with respect to the appraised value of the real property. In connection with the Building Term Note, the Company entered into an interest rate swap transaction (the "Interest Rate Swap Transaction") with Hancock Whitney Bank effectively fixing the interest rate for the Building Term Note at 4.68%.

On September 19, 2019, the Company entered into a third amendment to the loan agreement providing for a term note (the “Term Note") in favor of Hancock Whitney Bank in the principal amount of $5.0 million. The proceeds of the Term Note will be used for general corporate purposes. Beginning October 19, 2019, the Company began making monthly payments towards the outstanding balance. The Term Note matures on September 19, 2022 and is secured by substantially all of our assets. The Term Note bears interest at the rate of 4.60% per annum.

Under the terms of the Commercial Business Loan Agreement, the Company is subject to the following financial covenants:

Financial Covenant	Required Ratio	Ratio at December 31, 2020
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	0.27
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	3.12
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.71

The Company was in compliance with all covenants under the Commercial Business Loan Agreement in effect at December 31, 2020.

Sources of Funds

Cash provided by operating activities during the year ended December 31, 2020 was $35.1 million compared to $19.1 million during the year ended December 31, 2019.

HHS Provider Relief Funds

The Company received $3.5 million of Provider Relief Funds from the HHS that was provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the CARES Act. The funds are allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. The HHS has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions are modified, it may affect the Company's ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, the Company has utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic and to offset any lost patient care revenues attributable to the pandemic.

As of December 31, 2020, the Company had cash and cash equivalents of $31.0 million.

Page	41

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Use of Funds

Our principal uses of cash are funding our new rental assets and other capital purchases, operations, and other working capital requirements. Over the past two years, our revenue has increased significantly from year-to-year and, as a result, our cash provided by operating activities has increased over time and is now a significant source of capital to the business, which we expect to continue in the future.

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

For the year ended December 31, 2019, the Company re-purchased and canceled 365,100 common shares pursuant to our Normal Course Issuer Bid ("NCIB") at a cost of $1.5 million.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $0.8 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

Off Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its results of operations or financial condition.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Page	42

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Item 8. Financial Statements and Supplementary Data

Page	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Viemed Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viemed Healthcare, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

New Orleans, Louisiana

March 3, 2021

VIEMED HEALTHCARE, INC. CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)

	Note	At December 31, 2020	At December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	2	$30,981	$13,355
Accounts receivable, net of allowance for doubtful accounts of $9,013 and $7,782 at December 31, 2020 and December 31, 2019, respectively	2	12,373	11,534
Inventory, net of inventory reserve of $1,353 and $0 at December 31, 2020 and December 31, 2019, respectively	2	2,310	1,360
Prepaid expenses and other assets	2	1,511	1,562
Total current assets		$47,175	$27,811
Long-term assets
Property and equipment, net	3	55,056	54,772
Equity investments		733	13
Deferred tax asset	10	8,733	—
Other long-term assets	8	863	—
Total long-term assets		$65,385	$54,785

TOTAL ASSETS		$112,560	$82,596

LIABILITIES
Current liabilities
Trade payables		$2,096	$4,700
Deferred revenue		3,409	3,315
Income taxes payable		340	86
Accrued liabilities	4	12,595	8,968
Current portion of lease liabilities	5	2,741	7,093
Current portion of long-term debt	5	1,836	1,750
Total current liabilities		$23,017	$25,912
Long-term liabilities
Accrued liabilities	7	1,292	2,317
Long-term lease liabilities	5	762	3,039
Long-term debt	5	5,796	7,629
Total long-term liabilities		$7,850	$12,985
TOTAL LIABILITIES		$30,867	$38,897

Commitments and Contingencies		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 39,185,182 and 37,952,660 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	7	9,181	3,366
Additional paid-in capital		7,320	6,377
Accumulated other comprehensive loss		(451)	(157)
Retained earnings		65,643	34,113
TOTAL SHAREHOLDERS' EQUITY		$81,693	$43,699

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$112,560	$82,596

See accompanying notes to the consolidated financial statements
Page	F-3

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

		Year Ended December 31,
	Note	2020	2019
Revenue	2	$131,309	$80,256

Cost of revenue		51,198	24,250

Gross profit		$80,111	$56,006

Operating expenses
Selling, general and administrative		52,829	41,381
Research and development		1,083	848
Stock-based compensation	7	4,882	3,886
Depreciation		816	671
(Gain) loss on disposal of property and equipment		(2,328)	360
Other (income) expense	9	(3,952)	3
Income from operations		$26,781	$8,857

Non-operating expenses
Unrealized gain on warrant conversion liability	6	—	(363)
(Gain) loss from equity investments		(91)	110
Interest expense, net of interest income	5	509	314

Net income before taxes		26,363	8,796
(Benefit) provision for income taxes	10	(5,167)	271

Net income		$31,530	$8,525

Other comprehensive income
Change in unrealized loss on derivative instruments, net of tax		(294)	(157)
Other comprehensive loss		$(294)	$(157)

Comprehensive income		$31,236	$8,368

Net income per share
Basic	11	$0.81	$0.23
Diluted	11	$0.78	$0.21

Weighted average number of common shares outstanding:
Basic	11	38,743,516	37,716,864
Diluted	11	40,525,737	39,747,509

See accompanying notes to the consolidated financial statements
Page	F-4

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2018	37,500,815	$71	$5,390	$—	$27,110	$32,571
Stock-based compensation - options	—	—	2,642	—	—	2,642
Stock-based compensation - restricted stock	—	—	1,244	—	—	1,244
Exercise of warrants	133,170	260	—	—	—	260
Exercise of options	42,168	136	—	—	—	136
Shares issued for vesting of restricted stock units	641,607	2,899	(2,899)	—	—	—
Shares repurchased and canceled under the Normal Course Issuer Bid	(365,100)	—	—	—	(1,522)	(1,522)
Change in accumulated other comprehensive loss	—	—	—	(157)	—	(157)
Net income	—	—	—	—	8,525	8,525
Shareholders' equity, December 31, 2019	37,952,660	$3,366	$6,377	$(157)	$34,113	$43,699
Stock-based compensation - options	—	—	3,810	—	—	3,810
Stock-based compensation - restricted stock	—	—	1,072	—	—	1,072
Exercise of options	643,297	1,876	—	—	—	1,876
Shares issued for vesting of restricted stock units	589,225	3,939	(3,939)	—	—	—
Change in accumulated other comprehensive loss, net of tax	—	—	—	(294)	—	(294)
Net income	—	—	—	—	31,530	31,530
Shareholders' equity, December 31, 2020	39,185,182	$9,181	$7,320	$(451)	$65,643	$81,693

See accompanying notes to the consolidated financial statements
Page	F-5

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars)

		Year Ended December 31,
	Note	2020	2019
Cash flows from operating activities
Net income		$31,530	$8,525
Adjustments for:
Depreciation		9,582	6,400
Change in allowance for doubtful accounts	2	9,116	9,811
Change in inventory reserve		1,353	—
Share-based compensation	7	4,882	3,886
Unrealized gain on warrant conversion liability	6	—	(363)
(Gain) loss on equity investments		(91)	110
(Gain) loss on disposal of property and equipment		(2,328)	360
Deferred income taxes (benefit)		(8,733)	—
Net change in working capital
Increase in accounts receivable		(9,955)	(12,506)
Increase in inventory		(2,303)	(306)
Increase in prepaid expenses and other assets		(812)	(733)
Increase in trade payables		213	783
Increase in deferred revenue		94	725
Increase in accrued liabilities		2,308	2,461
Increase (decrease) in income tax payable		254	(66)
Net cash provided by operating activities		$35,110	$19,087

Cash flows from investing activities
Purchase of property and equipment		(13,044)	(13,385)
Investment in equity investments		(629)	—
Proceeds from sale of property and equipment		5,258	574
Net cash used in investing activities		$(8,415)	$(12,811)

Cash flows from financing activities
Proceeds from exercise of options		1,876	136
Proceeds from exercise of warrants		—	260
(Principal payments) net proceeds on notes payable	5	(142)	4,446
(Principal payments) net proceeds on term note	5	(1,605)	4,933
Shares repurchased and canceled under the Normal Course Issuer Bid		—	(1,522)
Repayments of lease liabilities		(9,198)	(11,587)
Net cash used in financing activities		$(9,069)	$(3,334)

Net increase in cash and cash equivalents		17,626	2,942
Cash and cash equivalents at beginning of year		13,355	10,413
Cash and cash equivalents at end of period		$30,981	$13,355

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$559	$333
Cash paid during the period for income taxes, net of refunds received		$3,311	$338
Supplemental disclosures of non-cash transactions
Property and equipment financed through finance leases		$3,002	$12,011
Property and equipment financed through leases under FASB ASC 842		$57	$615

See accompanying notes to the consolidated financial statements
Page	F-6

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Notes to Consolidated Financial Statements

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of in-home DME and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in 39 states in the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

As of June 30, 2020, the Company determined that it no longer qualifies as a "foreign private issuer," as defined in Rule 3b-4 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), for the purposes of the informational requirements of the Exchange Act. As a result, effective January 1, 2021, the Company became subject to the proxy solicitation rules under Section 14 of the Exchange Act and Regulation FD, and the Company's officers, directors, and principal shareholders became subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. The Company will continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (the "SEC").

The Company is an "emerging growth company," as defined in the JOBS Act, and as such, has elected to comply with certain reduced U.S. public company reporting requirements.

The Company’s common shares are traded in Canada on the TSX under the symbol VMD.TO and in the U.S. on the Nasdaq Capital Market under the symbol VMD.

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
Functional Currency

Management has exercised judgment in selecting the functional currency of each of the entities that it consolidates based on the primary economic environment in which the entity operates and in reference to the various indicators including the currency that primarily influences or determines the selling prices of goods and services and the cost of those services, including labor, material and other costs and the currency whose competitive forces and regulations mainly determine selling prices. The Company's functional currency was determined to be the U.S. dollar, which was determined using management’s assumption that the primary economic environment from which it will derive its revenues and incur expenses to generate those revenues, is the United States.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Page	F-7

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

As of December 31, 2020, the COVID-19 pandemic is ongoing and the impacts of the pandemic on our business, financial condition and results of operations continue to evolve as of the date of this report. As a result, the impacts remain uncertain and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home, and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with an original maturity of three months or less that are readily convertible to known amounts of cash that are subject to insignificant risk or change. At December 31, 2020 and 2019, our cash was held primarily in checking and money market accounts. Cash and cash equivalents consist of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Cash	$5,319	$3,974
Money market accounts	25,662	9,381
Total cash and cash equivalents	$30,981	$13,355

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

For the year ended December 31, 2020, our assessment considered business and market disruptions caused by the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for doubtful accounts in future periods.

The estimates and write-offs for the allowance for doubtful accounts for each reporting period were as follows:

	December 31, 2020	December 31, 2019
Balance, beginning of year	$7,782	$4,266
Change in allowance for doubtful accounts	9,116	9,811
Amounts written off	(7,885)	(6,295)
Balance, end of period	$9,013	$7,782

As of December 31, 2020 and 2019, no one customer represented more than 10% of outstanding accounts receivable. The Company does have receivables at December 31, 2020 from Medicare and Medicaid, representing 35% and 11%, respectively, and 46% combined, of total outstanding receivables (December 31, 2019 - 58%). As these receivables are both from government programs, there is little credit risk associated with these balances; however, these receivables are subject to billing modifications and other adjustments and estimates of the amounts of such adjustments are included in the allowance for doubtful accounts.

Page	F-8

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Medicare revenues	63%	56%
Medicaid revenues	10%	8%
Total Medicare and Medicaid revenues	73%	64%

Inventory

Inventory represents non-serialized respiratory supplies that consist of equipment parts, consumables, and associated product supplies and is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. Obsolete and unserviceable inventories are valued at estimated net realizable value. Inventory is presented net of a reserve balance of $1,353,000 and $0 at December 31, 2020 and 2019, respectively, that relates to COVID-19 response supplies.

Property and Equipment

Property and equipment is presented on the Consolidated Balance Sheets at historic cost less accumulated depreciation. Major renewals and improvements that extend the useful life of assets are capitalized to the respective property accounts, while maintenance and repairs, which do not extend the useful life of the respective assets, are expensed as incurred. Management has estimated the useful lives of equipment leased to customers. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Property and equipment are amortized on a straight-line basis over their estimated useful lives.

The estimated useful lives of the property and equipment are as follows:

Description	Estimated Useful Lives
Medical Equipment	1 - 10 Years
Computer Equipment	5 Years
Office Furniture & Fixtures	5 - 10 Years
Leasehold Improvements	Shorter of Useful Life or Lease
Vehicles	5 Years
Building	15 - 39 Years
Land	Indefinite Life

Depreciation of medical equipment commences at the date of service, which represents the date that the asset has been delivered to a patient and is put in use and continues through the useful life of the asset. Property and equipment with definite useful lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consists primarily of prepaid expenses such as insurance and rent.

Equity Investments

Investments in unconsolidated entities, over whose operating and financial policies the Company has the ability to exercise significant influence but not control, are accounted for using the equity method of accounting. Equity method investments are initially measured at cost in the Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. The Company has recognized its share of income or loss within non-operating expenses in Consolidated Statements of Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of December 31, 2020 that would affect the carrying value of equity method investments.
The Company measures equity securities without a readily determinable fair value at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of December 31, 2020 on its investments in equity securities without a readily determinable fair value.

Page	F-9

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive income represents net income adjusted for unrealized gains and losses on derivative instruments, net of tax. Accumulated other comprehensive loss is presented on the accompanying Consolidated Balance Sheets as a component of shareholders' equity.

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

The Company's contracts with customers often include multiple products and services, and the Company evaluates these arrangements to determine the unit of accounting for revenue recognition purposes based on whether the product or service is distinct from other products or services in the arrangement and should be accounted for as a separate performance obligation. A product or service is distinct if the customer can benefit from it on its own or together with other readily available resources and the Company's ability to transfer the goods or services is separately identifiable from other promises in the contractual arrangement with the customer (e.g. patient). Revenue is then allocated to each separately identifiable good or service based on the standalone price of the items underlying the performance obligations. Most of the Company’s products fall in the Medicare FFS program which is a payment model where services are unbundled and paid for separately. These services are paid based on a Medicare determined price that is publicly available on the website for CMS. For commercial payors, DME companies must negotiate in-network pricing separately, though in general, the Company’s payors tend to benchmark their contract rates and coverage policies closely to those of Medicare.

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

The revenues from each major source are summarized in the following table:

	Year Ended December 31,
	2020	2019
Revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$78,286	$69,067
Other durable medical equipment rentals	9,888	5,379
Revenue from sales and services under Topic 606
Equipment and supply sales	7,357	4,395
COVID-19 response sales and services	34,379	—
Service revenues	1,399	1,415
Total revenues	$131,309	$80,256

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

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Under FASB Accounting Standards Codification Topic 842, the Company recognizes rental revenue on operating leases on a straight-line basis over the contractual lease term which varies based on the type of equipment rental. The lease term begins on the date equipment is delivered to patients, and revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private commercial payors, and Medicaid. Certain customer co-payments are included in revenue when considered probable of payment, which is generally when paid.

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

The Company also provides sleep study services to customers and recognizes revenue when the sleep study results are complete, satisfying the performance obligation. In response to the COVID-19 pandemic, the Company began offering contact tracing services, which revenues are recognized in the period in which the service has been provided. The transaction price on equipment sales, sleep studies, and contact tracing is the amount that the Company expects to receive in exchange for the goods and services provided. Due to the nature of the DME business, gross charges are retail charges and generally do not reflect what the Company is ultimately paid. As such, the transaction price is constrained for the difference between the gross charge and what is estimated to be collected from payors and from patients. The transaction price therefore is predominantly based on contractual payment rates as determined by the payors. The Company does not generally contract with uninsured customers. The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

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

Returns and refunds are not accepted on equipment sales, sleep study services or contact tracing services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of December 31, 2020 or 2019.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718, "Compensation—Stock Compensation", which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation costs for stock options are determined at the grant date using the Black-Scholes option pricing model. Stock-based compensation costs for RSUs are determined at the grant date based on the closing stock price. The expense of such stock-based compensation awards is recognized using the graded vesting attribution method over the vesting period and the offsetting credit is recorded as an increase in additional paid-in capital. Forfeitures are recorded as incurred. Any excess tax benefit or deficiency is recognized as a component of income taxes and within operating cash flows upon vesting of the share-based award.

Page	F-11

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

For determining the fair value of the interest rate swap contract, the Company uses significant other observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. These fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves. The Company includes unrealized gains in Other Long-term assets, as a component of long-term assets, and unrealized losses in accrued liabilities, as a component of long-term liabilities on the Consolidated Balance Sheets.

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements from its swap counterparty as an adjustment to interest expense over the life of the swap. If determined to be an effective cash flow hedge, the Company will record the changes in the estimated fair value of the swaps to accumulated other comprehensive income or loss on the Consolidated Balance Sheets. To the extent that interest rate swaps are determined to be ineffective, the Company would recognize the changes in the estimated fair value of swaps in interest and other non-operating expenses, net on its Consolidated Statements of Income.

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

See Note 10 for details on income taxes recognized.

Page	F-12

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Impairment of Long-Lived Assets

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the fiscal years ended December 31, 2020 and 2019.

Net Income per Share Attributable to Common Stockholders

Basic net income per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential stock-based awards outstanding during the period using the treasury stock method. Dilutive potential stock-based awards include outstanding common stock options and time-based RSUs.

See Note 11 for earnings per share computations.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements. The Company adopted this standard on January 1, 2020 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments – Credit Losses." Among other things, the ASU expands the scope of the practical expedient that allows entities to exclude the accrued interest component of amortized cost from various disclosures required by ASC 326 to also include certain disclosures required by Topic 320. Entities that elect to apply the practical expedient must disclose the total amount of accrued interest that they exclude from their disclosures of amortized cost. The amendments have the same effective dates as ASU 2016-13 (Topic ASC 326) for entities that have not yet adopted that standard. For entities that early adopted ASU 2016-13 (Topic ASC 326), the amendments are effective for fiscal years beginning after December 15, 2019 and interim periods therein. Entities that early adopted ASU 2016-13 (Topic ASC 326) may early adopt the amendments.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new guidance also improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect of the new guidance.

Page	F-13

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
3.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	December 31, 2020	December 31, 2019
Medical equipment	$63,307	$56,202
Furniture and equipment	2,722	2,350
Land	2,138	2,138
Buildings	5,966	6,351
Leasehold improvements	290	301
Vehicles	922	1,110
Less: Accumulated depreciation	(20,289)	(13,680)
Property and equipment, net of accumulated depreciation and amortization	$55,056	$54,772

Depreciation in the amount of $8,765,000 and $5,729,000 is included in cost of revenue for the years ended December 31, 2020 and 2019, respectively. Included in medical equipment above is equipment acquired under finance lease obligations whose cost and accumulated depreciation at December 31, 2020 total $6,900,000 and $885,000, respectively. At December 31, 2019, cost and accumulated depreciation on equipment acquired under finance lease obligations was $15,680,000 and $1,337,000, respectively. Medical equipment purchases with a cost of $0 and $2,817,000 were included in accounts payable at December 31, 2020 and 2019, respectively.

4.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	December 31, 2020	December 31, 2019
Accrued trade payables	$1,252	$1,023
Accrued commissions payable	278	371
Accrued bonuses payable	5,190	2,292
Accrued vacation and payroll	844	1,502
Current portion of phantom share liability	4,485	3,129
Accrued other liabilities	546	651
Total accrued liabilities	$12,595	$8,968
5.     Debt and Lease Liabilities

Senior Credit Facility

On February 20, 2018, the Company entered a Commercial Business Loan Agreement that provides for Term Loans and Lines of Credit with Hancock Whitney Bank.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at December 31, 2020 or 2019.

Page	F-14

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Commercial Term Notes

On May 30, 2019, the Company entered into a term note (“Building Term Note”) under the Commercial Business Loan Agreement in the principal amount of $4.8 million. The proceeds of the Building Term Note were used to purchase the Company's corporate headquarters. Beginning July 1, 2019, the Company began making monthly payments towards the outstanding balance. The Building Term Note matures on May 30, 2026 and is secured by substantially all of the assets of the borrower, including the real property acquired with the proceeds of the Building Term Note. The Building Term Note bears interest at a variable rate equal to the one month ICE LIBOR index plus a margin of 2.45% per annum. The Company is required to maintain a loan to value ratio of 85% with respect to the appraised value of the real property. In connection with the Building Term Note, the Company entered into an interest rate swap transaction ("Interest Rate Swap Transaction") with Hancock Whitney Bank effectively fixing the interest rate for the Building Term Note at 4.68%.

On September 19, 2019, the Company entered into an additional loan agreement providing for a term note (“Term Note") under the Commercial Business Loan Agreement in the principal amount of $5.0 million. The proceeds of the Term Note were utilized for general corporate purposes. Beginning October 19, 2019, the Company began making monthly principal payments of $139,000 towards the outstanding balance. The Term Note matures on September 19, 2022 and is secured by substantially all of the assets of the borrower. The Term Note bears interest at the rate of 4.60% per annum.

The Company incurred immaterial financing costs related to the above term notes. These deferred financing costs are amortized over the term of the loans using the effective interest method.

The Company has recognized these term notes, which have terms greater than twelve months, as follows:

	December 31, 2020	December 31, 2019
Notes payable	$7,632	$9,379
Less:
Current portion of notes payable	(1,836)	(1,750)
Net long-term notes payable	$5,796	$7,629

Future minimum principal and interest obligations for the term notes required over the next five years as of December 31, 2020, as follows:

	Principal Payments	Interest Payments(1)
2021	$1,836	$319
2022	1,479	234
2023	167	201
2024	177	194
2025	186	185
Thereafter	3,787	89
Total	$7,632	$1,222
(1)Interest payments under the term notes have effective interest rates of 4.68% and 4.60% per annum.

Under the terms of the Commercial Business Loan Agreement, the Company is subject to the following financial covenants:

Financial Covenant	Required Ratio	Ratio at December 31, 2020
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	0.27
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	3.12
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.71

The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at December 31, 2020.

Page	F-15

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	December 31, 2020	December 31, 2019
Lease liabilities	$3,503	$10,132
Less:
Current portion of lease liabilities	(2,741)	(7,093)
Net long-term lease liabilities	$762	$3,039

Finance Lease Liabilities

The Company has various finance leases for equipment with an implied interest rate at fixed rates up to 9.61%, secured by equipment, due between 2021 and 2022. The Company's weighted average interest rate was 3.97% and 2.48% for all finance lease liabilities outstanding as of December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the weighted average lease term was approximately 0.59 years and 1.07 years, respectively.

Future minimum principal and interest payments for finance lease obligations required over the next five years as of December 31, 2020, as follows:

	Principal Payments	Interest Payments
2021	$2,147	$35
2022	11	—
Total	$2,158	$35

Interest expense related to these finance lease obligations for the years ended December 31, 2020 and 2019 amounted to $155,000 and $147,000, respectively.

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At December 31, 2020, the weighted average lease term was approximately 3.32 years.

Future minimum principal and interest payments for operating lease liabilities required over the next five years as of December 31, 2020, as follows:

	Principal Payments	Interest Payments
2021	$594	$53
2022	212	36
2023	224	24
2024	226	12
2025	89	1
Thereafter	—	—
Total	$1,345	$126

Operating rental expenses for the years ended December 31, 2020 and 2019 amounted to $759,000 and $408,000, respectively. The related assets for operating lease liabilities have been included with property and equipment on the Consolidated Balance Sheets.

Page	F-16

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Included within these operating lease liabilities are real property leases for real estate from a related party. On August 1, 2015, the Company entered a ten-year triple net lease agreement for office space with a rental company that is affiliated with the Company’s CEO, Casey Hoyt, and President, Michael Moore. Rental payments under these related party lease agreements are $20,000 per month, plus taxes, utilities and maintenance. Total rental payments for the use of these properties were $237,000 and $242,000 for the years ended December 31, 2020 and 2019, respectively. The expense for these related party rents has been included within selling, general and administrative expenses.

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

There were no warrants issued or outstanding during the year ended December 31, 2020. There were 133,000 warrants exercised at a weighted average price of $2.60 (CAD$) per common share and 44,000 warrants that expired during the year ended December 31, 2019. A summary of the change in fair value of warrant conversion liability is as follows for the period ended December 31, 2019:

Warrant Conversion Liability
Balance December 31, 2018	$363
Warrants issued	—
Unrealized gain on warrant conversion liability	(363)
Balance December 31, 2019	$—

Page	F-17

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Derivative Instruments and Hedging Activities

The Company has one interest rate swap contract in place, which became effective on May 31, 2019 and has been designated as a cash flow hedge. This swap contract matures on May 30, 2026. This swap contract converts the variable interest rate to a fixed interest rate on borrowings under the Building Term Note. As of December 31, 2020, the notional amount of the interest rate swap was $4,600,000 and will be amortized over the term of the swap. The fair value was $433,000 (determined based on Level 2 inputs) and is included in accrued liabilities, as a component of long-term liabilities as of December 31, 2020.

During 2020, losses recognized as a result of ineffectiveness were immaterial.

7.     Shareholders' Equity

Authorized Share Capital

The Company’s authorized share capital consists of an unlimited number of common shares, with no stated par value.

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 39,185,182 and 37,952,660 shares were issued and outstanding as of December 31, 2020 and 2019, respectively.

On November 26, 2018, the Company announced that the TSX had accepted the Company’s notice of intention to make a NCIB for its common shares in compliance with the requirements of the TSX. As of November 29, 2018, the Company was able to commence making purchases of up to a maximum of 1,875,575 common shares, which represented approximately 5% of the Company’s issued and outstanding common shares at the time. The NCIB covered the period from November 29, 2018 to November 28, 2019.

For the year ended December 31, 2019, the Company re-purchased and canceled 365,100 common shares at a cost of $1,522,000 pursuant to the NCIB that went into effect on November 29, 2018. Total shares repurchased under the NCIB were 775,803 as of December 31, 2019. The Company’s retained earnings were reduced by the amount paid for the shares repurchased for cancellation.

Warrants

All outstanding warrants expired unexercised on August 27, 2019. The following table summarizes warrant activity during the year ended December 31, 2019:

	Number of warrants (000's)	Weighted average exercise price (CAD$)
Balance December 31, 2018	177	$2.60
Issued	—	—
Exercised	(133)	2.60
Expired	(44)	2.60
Balance December 31, 2019	—	$—

Stock-Based Compensation

The purpose of the Company's RSU and Option Plans (collectively, the "Former Plan") is to provide incentive to employees, directors, officers, management companies, and consultants who provide services to the Company or any of its subsidiaries. The Former Plan is a “fixed” stock plan, whereby the maximum number of the Company's shares reserved for issuance, combined with any equity securities granted under all other compensation arrangements adopted by the Company, may not exceed 7,582,000 shares (equal to 20% of the issued and outstanding shares of the Company as of the date of the adoption of the Former Plan).

Page	F-18

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Effective June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan"), and the Former Plan was frozen. No future awards will be made under the Former Plan, and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,000 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of December 31, 2020, the Company had outstanding issuances of options of 3,057,000 and RSUs of 684,000 under the Omnibus Plan.

The following table summarizes stock-based compensation for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Stock-based compensation - options	$3,810	$2,642
Stock-based compensation - restricted stock units	1,072	1,244
Total	$4,882	$3,886

At December 31, 2020, there was approximately $2,872,000 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized over a weighted average period of 2.03 years. As of December 31, 2020, there was approximately $580,000 of total unrecognized pre-tax compensation expense related to outstanding time-based RSUs that is expected to be recognized over a weighted average period of 0.22 years.

Options

The following table summarizes stock option activity for the years ended December 31, 2020 and 2019:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2018	1,545	$2.67	5.8 years	$1,605
Issued	1,269	4.34
Exercised	(42)	3.38
Expired / Forfeited	(89)	5.65
Balance December 31, 2019	2,683	$3.36	6.7 years	$7,790
Issued	1,089	6.18
Exercised	(643)	3.15
Expired / Forfeited	(72)	4.58
Balance December 31, 2020	3,057	$4.37	7.9 years	$10,362
(1)For presentation purposes, stock options issued with a CAD exercise price have been translated to USD based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

The aggregate intrinsic value of options outstanding was $10,362,000 and options exercisable were $4,534,000 at December 31, 2020. During the fiscal years ended December 31, 2020 and 2019, 643,297 and 42,168 shares of common stock were issued pursuant to the exercise of stock options, respectively.

At December 31, 2020, the Company had 971,000 exercisable stock options outstanding with a weighted average exercise price of $3.09 and a weighted average remaining contractual life of 6.9 years. At December 31, 2019, the Company had 1,037,000 exercisable stock options outstanding with a weighted average exercise price of $3.02 and a weighted average remaining contractual life of 3.5 years.

Page	F-19

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
The fair value of the stock options has been charged to the Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, using the Black-Scholes option pricing model calculated using the following assumptions for issuances during the years ended December 31, 2020 and 2019:

	2020	2019
Exercise price	$5.70 - $10.44	$4.13 - $7.30(1)
Risk-free interest rate	0.39% - 1.63%	1.59% - 1.96%
Expected volatility	66% - 85%	73% - 81%
Expected term	5.63 - 10 years	10 years
Expected dividend yield	Nil	Nil
Fair value on date of grant	$4.10 - $7.23	$3.40 - $5.52
(1)For presentation purposes, stock options issued with a CAD exercise price have been translated to USD based on the prevailing exchange rate on the date of grant.

Restricted Stock Units

The Company also grants RSUs to directors, officers, and employees. The Company accounts for RSUs using fair value. The fair value of the RSUs has been charged to the Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, based on the stock price on the date of grant. RSUs vest generally over a one or three-year period. The Company accounts for forfeitures on RSUs under ASU 2016-09 and recognizes forfeitures in the period in which they occur.

The following table summarizes restricted stock unit activity for the years ended December 31, 2020 and 2019:

	Number of RSUs (000's)	Weighted average grant price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2018	1,715	$1.93	1.01 years	$6,575
Issued	120	5.19
Vested	(641)	2.13
Expired / Forfeited	(55)	1.81
Balance December 31, 2019	1,139	$2.16	0.55 years	$7,129
Issued	144	7.29
Vested	(589)	2.33
Expired / Forfeited	(10)	5.70
Balance December 31, 2020	684	$3.04	0.22 years	$5,308
(1)All future equity grants will be awarded in USD, therefore, RSUs issued with a CAD grant price have been translated to USD based on the prevailing exchange rate on the date of grant for presentation purposes.
(2)The aggregate intrinsic value of time-based RSUs outstanding was based on our closing stock price on the last trading day of the period.

During the year ended December 31, 2020, the Company issued 144,177 RSUs, with a vesting term of one to three years and a fair value between $5.70 and $10.44 per share. During the year ended December 31, 2019, the Company issued 120,444 RSUs, with a vesting term of one to three years and a fair value between $4.13 and $6.27 per share.

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

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
The following table summarizes phantom share unit activity for the years ended December 31, 2020 and 2019:

Number of phantom share units (000's)
Balance December 31, 2018	1,692
Issued	351
Vested	(550)
Expired / Forfeited	(143)
Balance December 31, 2019	1,350
Issued	346
Vested	(601)
Expired / Forfeited	(110)
Balance December 31, 2020	985

The cash-settled phantom share units are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with accrued liability and related expense being recognized over the requisite service period. The change in fair value of the phantom share units has been charged to the Consolidated Statements of Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities, using a valuation method with the following inputs:

	December 31, 2020	December 31, 2019
Share price (Nasdaq closing price at period end)	$7.76	$6.20
Remaining life of phantom share units	0.36 - 2.36 Years	0.36 - 2.36 Years
Calculated fair value of phantom share units	$5,344	$5,290

The total liability associated with phantom share units at December 31, 2020 is $5,344,000, with $4,485,000 of this amount included in current accrued liabilities and the remaining portion of $859,000 included in long-term accrued liabilities.

The impact associated with the fair value remeasurement of phantom share units is recorded in selling, general and administrative expenses within the Consolidated Statements of Income. The following table summarizes expenses associated with the phantom share units for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Selling, general and administrative	$4,255	$6,082

The Company paid cash settlements of $4,201,000 and $3,386,000 during the years ended December 31, 2020 and 2019, respectively, pertaining to vestings of cash-settled phantom share units.

8.     Commitments and Contingencies

Litigation

The Company accrues estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies (“ASC 450”). No less than quarterly, we review the status of each significant matter underlying a legal proceeding or claim and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made, which may prove to be incomplete or inaccurate or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters.

Page	F-21

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
In March 2020, the Company (through its subsidiary Sleep Management) entered into a purchase order (the “Purchase Order”) with Vyaire Medical, Inc. d/b/a CareFusion Respiratory Technologies (“Vyaire”) for respiratory equipment and paid $1.4 million (the “Deposit”) towards the delivery of such respiratory equipment. As of December 31, 2020, outstanding supplier deposits in the amount of $0.9 million related to such Deposit are included within other long-term assets. Vyaire was unable to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. On July 29, 2020, the Company (through its subsidiary Sleep Management) filed a lawsuit against Vyaire in the United States District Court for the Western District of Louisiana (the “Federal Court”). This lawsuit was dismissed on December 8, 2020 in connection with the commencement of the State Court lawsuit described below.

On November 5, 2020, the Company (through its subsidiary Sleep Management) filed a lawsuit against Vyaire in the 15th Judicial District Court for the Parish of Lafayette, Louisiana (the “State Court”) seeking damages for breach of contract and seeking a declaratory judgment that the Company is not required to pay any further funds to Vyaire.

On December 28, 2020, Vyaire filed its Answer, Affirmative Defenses, and Reconventional Demand (“Reconventional Demand”) with the State Court alleging breach of contract and seeking damages of $4.7 million, purportedly for the improper cancellation of the Purchase Order.

We continue to believe that we have valid legal and equitable grounds to recover our outstanding Deposit as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. We have not concluded that a loss related to the Reconventional Demand is probable, nor have we accrued a liability related to this claim. Although a loss may be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Counterclaim given that the dispute is in the early stages of the legal process.

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $0.8 million and $0.6 million for the years ended December 31, 2020 and 2019.

9.     Other Income

CARES Act Funds Received

The CARES Act created a Provider Relief Fund to support healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. The Company received $3.5 million of the Provider Relief Funds in April 2020 and has recognized this amount within other income on its Consolidated Statements of Income.

The HHS has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions are modified, it may affect the Company’s ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, the Company has utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

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

At December 31, 2020 and 2019, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Page	F-22

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
The CARES Act which was signed into law on March 27, 2020 includes various income and payroll tax provisions. As of December 31, 2020, the CARES Act has not had a material impact on the Company's consolidated financial statements. However, the Company is still analyzing these provisions of the CARES Act.

The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2016. The Company's effective tax rate for 2020 is (19.60)%, as compared to the effective tax rate of 3.08% for the year ended December 31, 2019. Included in the annual effective tax rate of (19.60)% is a discrete benefit described below accounting for (29.19)%.

The following table reconciles income taxes calculated at the combined U.S. federal and statutory tax rate with income tax expense in the financial statements:

	Year Ended
	December 31, 2020	December 31, 2019
Net income before income taxes	$26,363	$8,796
Statutory income tax rate	21.0%	21.0%
Computed provision for (recovery of) income taxes	5,536	1,847
State income tax expense	839	632
Permanent differences	(41)	264
Deferred balance adjustments	(469)	(922)
Tax rate changes	—	—
Changes in valuation allowance for deferred tax assets	(11,032)	(1,550)
Provision for (recovery of) income taxes	$(5,167)	$271

The significant components of the provision for income taxes for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Current taxes:
Federal	$2,547	$—
State	1,019	271
Foreign	—	—
Total current taxes	3,566	271

Deferred taxes:
Federal	$(6,699)	$—
State	(2,034)	—
Foreign	—	—
Total deferred taxes	(8,733)	—

Provision for (recovery of) income taxes	$(5,167)	$271

Deferred Income Taxes

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

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Pursuant to ASC 740, any change in judgment relating to the beginning of the year valuation allowance balance should be recognized discretely in continuing operations in the interim period in which the change occurs. At June 30, 2020, the Company determined that it was more likely than not that the deferred tax asset would be realized and released the valuation allowance placed on its deferred tax assets of $11.1 million. This release of the valuation allowance was treated partially as a discrete item of $7.8 million and partially as part of the effective tax rate for the current year movement of the deferred prior to release in the amount of $3.3 million in the Company's June 30, 2020 effective tax rate computation.

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating losses - US	$—	$2,460
State fixed asset and net operating losses	783	—
Goodwill(a)	11,894	13,149
Allowance for doubtful accounts	2,334	2,016
Accrued compensation and other	1,438	595
Accrued phantom stock	1,384	1,370
Stock-based compensation	2,205	1,516
Deferred revenue	—	858
Lease liability	348	460
Charitable contributions	—	12
Other	112	40
UNICAP	363	5
Total deferred tax assets	$20,861	$22,481

Deferred tax liabilities:
Right-of-use asset	$(348)	$(460)
Property and equipment	(11,465)	(10,949)
Total deferred liabilities	$(11,813)	$(11,409)

Valuation allowance:
Net deferred tax asset before valuation allowance	$9,048	$11,072
Less: valuation allowance	(315)	(11,072)
Net deferred tax asset	$8,733	$—
(a)The Company elected to report the acquired assets at fair value at the time of the Company’s acquisition by PHM in 2015, and thus carries a goodwill asset for tax purposes subsequent to the transaction. The goodwill is amortized over 15 years for tax purposes.

Page	F-24

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
11.     Earnings Per Share

Income per common share is calculated using earnings for the year divided by the weighted average number of shares outstanding during the year. Using the treasury stock method, diluted income per share amounts are calculated giving effect to the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted to common shares by assuming the proceeds received from the exercise of stock options and RSUs are used to purchase common shares at the prevailing market rate.

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Year Ended December 31,
	2020	2019
Numerator - basic and diluted:
Net income attributable to shareholders	$31,530	$8,525

Denominator:
Basic weighted average number of common shares	38,743,516	37,716,864
Diluted weighted average number of shares	40,525,737	39,747,509

Basic earnings per share	$0.81	$0.23
Diluted earnings per share	$0.78	$0.21

Denominator calculation from basic to diluted:
Basic weighted average number of common shares	38,743,516	37,716,864
Stock options and other dilutive securities	1,782,221	2,030,645
Diluted weighted average number of shares	40,525,737	39,747,509

12.     Subsequent Events

Repurchase and Cancellation of Vested Shares

In connection with the RSUs vested in January 2021, the Company repurchased 181,320 shares at fair value and used cash on hand to satisfy statutory tax withholding obligations. These shares were subsequently cancelled by the Company.

Page	F-25

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
13.     Unaudited Summarized Quarterly Financial Information

The Company has prepared the quarterly statements of income data on a basis consistent with the audited financial statements. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for any future period. The following tables set forth our unaudited quarterly statements of income data for each of the eight quarters in the period ended December 31, 2020:

	Q4	Q3	Q2	Q1
	2020	2020	2020	2020
Consolidated Statements of Operations Data:
Revenue	$31,202	$33,447	$42,854	$23,806
Gross profit	19,178	19,453	25,927	15,553
Operating income	5,267	4,040	12,859	4,615
Net income	5,071	2,804	19,412	4,243
Net income per share:
Basic	$0.13	$0.07	$0.50	$0.11
Diluted	$0.12	$0.07	$0.48	$0.11
Weighted average shares outstanding
Basic	39,161,215	39,107,640	38,665,765	38,030,854
Diluted	41,043,419	41,155,668	40,814,238	39,677,983
Note: the amounts for each quarter are computed independently, and, due to the computation formula, the sum of the four quarters may not equal the year.

	Q4	Q3	Q2	Q1
	2019	2019	2019	2019
Consolidated Statements of Operations Data:
Revenue	$21,448	$20,368	$20,325	$18,115
Gross profit	$14,243	$14,050	$14,639	$13,074
Operating income	2,691	2,186	1,664	2,316
Net income	2,388	2,853	1,326	1,958
Net income per share:
Basic	$0.06	$0.08	$0.04	$0.05
Diluted	$0.06	$0.07	$0.03	$0.05
Weighted average shares outstanding
Basic	37,952,660	37,812,921	37,686,763	37,827,058
Diluted	40,148,149	40,051,422	39,975,307	39,449,123
Note: the amounts for each quarter are computed independently, and, due to the computation formula, the sum of the four quarters may not equal the year.

Page	F-26

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include, and we were not required to include, an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page	43

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
Item 9B. Other Information

None.

Page	44

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019
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

Additional information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.

Item 15. Exhibits and Financial Statement Schedules

a.Documents filed as part of this report.

1.Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•Reports of Independent Registered Public Accounting Firms

•Balance Sheets as of December 31, 2020 and 2019

•Statements of Operations for the years ended December 31, 2020 and 2019

•Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019

•Statements of Cash Flows for the years ended December 31, 2020 and 2019

2.Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

3.Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-38973.

Page	45

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019

Exhibit Number	Exhibit Title

2.1
Share Purchase Agreement dated as of January 11, 2017 between PHM Logistics Corporation and Viemed, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

2.2
Asset Purchase Agreement dated as of January 11, 2017 between Patient Home Monitoring Corp. and Viemed Healthcare, Inc. Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

2.3
Arrangement Agreement dated as of January 11, 2017 between Patient Home Monitoring Corp. and Viemed Healthcare, Inc. Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

2.4
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

Page	46

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019

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

Page	47

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019

10.19
Commercial Term Note made by Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC to Hancock Whitney Bank, dated as of September 19, 2019. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2019.

10.20
Fourth Amendment to Commercial Business Loan Agreement for Term Loans and Lines of Credit dated May 1, 2020 among Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC and Hancock Whitney Bank. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020.

10.21
Commercial Term Note made by Viemed, Inc., Sleep Management, LLC, Home Sleep Delivered, LLC to Hancock Whitney Bank, dated as of May 1, 2020. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020.

+10.22	Viemed Healthcare, Inc. 2020 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2020.

*+10.23	Form of Restricted Stock Units Agreement.

*+10.24	Form of Award Agreement for Stock Option.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
+ Management contract or compensatory plan or arrangement.

Page	48

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2020 and 2019

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: March 3, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Casey Hoyt	Chief Executive Officer and Director	March 3, 2021
Casey Hoyt	(Principal Executive Officer)

/s/ Trae Fitzgerald	Chief Financial Officer	March 3, 2021
Trae Fitzgerald	(Principal Financial Officer and Accounting Officer)

/s/ W. Todd Zehnder	Chief Operating Officer and Director	March 3, 2021
W. Todd Zehnder

/s/ Randy Dobbs	Chairman of the Board of Directors	March 3, 2021
Randy Dobbs

/s/ Dr. William Frazier	Director and Chief Medical Officer	March 3, 2021
Dr. William Frazier

/s/ Bruce Greenstein	Director	March 3, 2021
Bruce Greenstein

/s/ Sabrina Heltz	Director	March 3, 2021
Sabrina Heltz

/s/ Nitin Kaushal	Director	March 3, 2021
Nitin Kaushal

/s/ Timothy Smokoff	Director	March 3, 2021
Timothy Smokoff

Page	49