Form 10-Q
period 2021-03-31
VIEMED HEALTHCARE, INC.
filed 2021-05-03
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of April 23, 2021, there were 39,577,288 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
March 31, 2021 and 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At March 31, 2021	At December 31, 2020
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$31,097	$30,981
Accounts receivable, net of allowance for doubtful accounts of $7,999 and $9,013 at March 31, 2021 and December 31, 2020, respectively	2	13,282	12,373
Inventory, net of inventory reserve of $1,349 and $1,353 at March 31, 2021 and December 31, 2020, respectively	2	2,220	2,310
Prepaid expenses and other assets	2	1,674	1,511
Total current assets		$48,273	$47,175
Long-term assets
Property and equipment, net	3	53,996	55,056
Equity investments	2	953	733
Deferred tax asset	9	8,918	8,733
Other long-term assets	8	861	863
Total long-term assets		$64,728	$65,385

TOTAL ASSETS		$113,001	$112,560

LIABILITIES
Current liabilities
Trade payables		$2,534	$2,096
Deferred revenue		3,422	3,409
Income taxes payable		340	340
Accrued liabilities	4	12,013	12,595
Current portion of lease liabilities	5	1,688	2,741
Current portion of long-term debt	5	1,858	1,836
Total current liabilities		$21,855	$23,017
Long-term liabilities
Accrued liabilities	7	1,654	1,292
Long-term lease liabilities	5	748	762
Long-term debt	5	5,323	5,796
Total long-term liabilities		$7,725	$7,850
TOTAL LIABILITIES		$29,580	$30,867

Commitments and Contingencies		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 39,577,288 and 39,185,182 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7	$13,649	$9,181
Additional paid-in capital		4,224	7,320
Accumulated other comprehensive loss		(345)	(451)
Retained earnings		65,893	65,643
TOTAL SHAREHOLDERS' EQUITY		$83,421	$81,693

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$113,001	$112,560

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended March 31,
	Note	2021	2020
Revenue	2	$28,416	$23,806

Cost of revenue		10,674	8,253

Gross profit		$17,742	$15,553

Operating expenses
Selling, general and administrative		14,509	10,577
Research and development		339	174
Stock-based compensation	7	1,307	1,151
Depreciation		200	205
Loss (gain) on disposal of property and equipment		76	(1,169)
Other income		(21)	—
Income from operations		$1,332	$4,615

Non-operating expenses
Loss (gain) from equity method investments		(220)	27
Interest expense, net of interest income	5	91	158

Net income before taxes		1,461	4,430
Provision (benefit) for income taxes	9	(223)	187

Net income		$1,684	$4,243

Other comprehensive income (loss)
Change in unrealized gain/loss on derivative instruments, net of tax		106	(312)
Other comprehensive income (loss)		$106	$(312)

Comprehensive income		$1,790	$3,931

Net income per share
Basic	10	$0.04	$0.11
Diluted	10	$0.04	$0.11

Weighted average number of common shares outstanding:
Basic	10	39,129,407	38,030,854
Diluted	10	40,663,368	39,677,983

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2019	37,952,660	$3,366	$6,377	$(157)	$34,113	$43,699
Stock-based compensation - options	—	—	891	—	—	891
Stock-based compensation - restricted stock	—	—	260	—	—	260
Exercise of options	4,737	15	—	—	—	15
Shares issued for vesting of restricted stock units	529,375	3,276	(3,276)	—	—	—
Change in accumulated other comprehensive loss, net of tax				(312)		(312)
Net income	—	—	—	—	4,243	4,243
Shareholders' equity, March 31, 2020	38,486,772	$6,657	$4,252	$(469)	$38,356	$48,796

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2020	39,185,182	$9,181	$7,320	$(451)	$65,643	$81,693
Stock-based compensation - options	—	—	1,078	—	—	1,078
Stock-based compensation - restricted stock	—	—	229	—	—	229
Exercise of options	16,586	65	—	—	—	65
Shares issued for vesting of restricted stock units	556,840	4,403	(4,403)	—	—	—
Shares redeemed to pay income tax	(181,320)	—	—	—	(1,434)	(1,434)
Change in accumulated other comprehensive loss, net of tax	—	—	—	106	—	106
Net income	—	—	—	—	1,684	1,684
Shareholders' equity, March 31, 2021	39,577,288	$13,649	$4,224	$(345)	$65,893	$83,421

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Three Months Ended March 31,
	Note	2021	2020
Cash flows from operating activities
Net income		$1,684	$4,243
Adjustments for:
Depreciation		2,609	2,130
Change in allowance for doubtful accounts	2	1,819	2,846
Change in inventory reserve		(4)	—
Share-based compensation	7	1,307	1,151
(Gain) loss on equity method investments		(220)	27
Loss (gain) on disposal of property and equipment		76	(1,169)
Deferred income taxes (benefit)		(222)	—
Net change in working capital
Increase in accounts receivable		(2,728)	(6,755)
Decrease (increase) in inventory		94	(425)
Increase in prepaid expenses and other current assets		(161)	(2,952)
Increase in trade payables		438	3,598
Increase in deferred revenue		13	79
Decrease in accrued liabilities		(77)	(2,361)
Increase in income tax payable		—	195
Net cash provided by operating activities		$4,628	$607

Cash flows from investing activities
Purchase of property and equipment		(1,797)	(4,220)
Investment in equity investments		—	(32)
Proceeds from sale of property and equipment		99	2,541
Net cash used in investing activities		$(1,698)	$(1,711)

Cash flows from financing activities
Proceeds from exercise of options		65	15
Principal payments on notes payable	5	(37)	(33)
Principal payments on term note	5	(414)	(395)
Shares redeemed to pay income tax	7	(1,434)	—
Repayments of lease liabilities		(994)	(3,429)
Net cash used in financing activities		$(2,814)	$(3,842)

Net increase (decrease) in cash and cash equivalents		116	(4,946)
Cash and cash equivalents at beginning of year		30,981	13,355
Cash and cash equivalents at end of period		$31,097	$8,409

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$117	$165
Cash paid during the period for income taxes, net of refunds received		$—	$(8)
Supplemental disclosures of non-cash transactions
Property and equipment financed through finance leases		$12	$3,002
Property and equipment financed through operating leases		$85	$31

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2021 and 2020

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of in-home durable medical equipment ("DME") and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in 45 states in the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and a "smaller reporting company" under Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and, as such, has elected to comply with certain reduced U.S. public company reporting requirements.

The Company’s common shares are traded in Canada on the Toronto Stock Exchange ("TSX") under the symbol VMD.TO and in the U.S. on the Nasdaq Capital Market under the symbol VMD.

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements are unaudited, but reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. Our fiscal year ends on December 31. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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
March 31, 2021 and 2020
The Company writes off receivables when the likelihood for collection is remote, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The write-offs are charged against the allowance for doubtful accounts.

For the three months ended March 31, 2021, our evaluation takes into consideration such factors as historical bad debt experience, national and local economic trends and conditions, industry and regulatory conditions, other collection indicators and information about disaggregated receivables. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for doubtful accounts in future periods.

The estimates and write-offs for the allowance for doubtful accounts for each reporting period were as follows:

	March 31, 2021	March 31, 2020
Balance, beginning of year	$9,013	$7,782
Change in allowance for doubtful accounts	1,819	2,846
Amounts written off	(2,833)	(432)
Balance, end of period	$7,999	$10,196

As of March 31, 2021 and 2020, no one customer represented more than 10% of outstanding accounts receivable. The Company does have receivables at March 31, 2021 from Medicare and Medicaid, representing 30% and 12%, respectively, and 42% combined, of total outstanding receivables (December 31, 2020 - 46%). As these receivables are both from government programs, there is little credit risk associated with these balances; however, these receivables are subject to billing modifications and other adjustments and estimates of the amounts of such adjustments are included in the allowance for doubtful accounts.

Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Medicare revenues	60%	59%
Medicaid revenues	8%	8%
Total Medicare and Medicaid	68%	67%

Inventory

Inventory represents non-serialized respiratory supplies that consist of equipment parts, consumables, and associated product supplies and is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. Obsolete and unserviceable inventories are valued at estimated net realizable value. Inventory is presented net of a reserve balance of $1,349,000 and $1,353,000 at March 31, 2021 and December 31, 2020, respectively, that relates to COVID-19 response supplies.

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
March 31, 2021 and 2020
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

Equity investments

Equity investments on the Condensed Consolidated Balance Sheets are comprised of an investment accounted for under the equity method and an equity investment without a readily determinable fair value which is accounted for under the measurement alternative described in ASC 321-10-35-2.

The following table details the Company’s equity investments:

	March 31, 2021	December 31, 2020
Equity method investments	$354	$134
Other equity investments	599	599
Balance, end of period	$953	$733

Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Condensed Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Condensed Consolidated Statements of Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of March 31, 2021 that would affect the carrying value of equity method investments.

Other equity investments are investments without a readily determinable fair value which do not qualify for the practical expedient in ASC 820. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of March 31, 2021 on its investments in equity securities without a readily determinable fair value.

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
March 31, 2021 and 2020
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

The Company considers performance obligations for sales and rentals to be met when the customer receives the equipment, and revenue for rentals is recognized over time, over the respective rental period. For revenue associated with DME rentals, the Company recognizes revenue in accordance with ASC 842, “Leases,” (Topic 842). For any DME sales and services, the Company recognizes revenue under FASB ASU 2014-09, “Revenue from Contracts with Customers,” (Topic 606) and related amendments.

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

The revenues from each major source are summarized in the following table:

	Three Months Ended March 31,
	2021	2020
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$20,351	$18,792
Other durable medical equipment rentals	2,930	2,131
Revenue from sales and services
Equipment and supply sales	1,768	1,533
COVID-19 response sales and services	2,955	1,040
Service revenues	412	310
Total revenues	$28,416	$23,806

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2021 and 2020
Under FASB ASC Topic 842, the Company recognizes rental revenue on operating leases on a straight-line basis over the contractual lease term which varies based on the type of equipment rental. The lease term begins on the date products are delivered to patients, and revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private commercial payors, and Medicaid. Certain customer co-payments are included in revenue when considered probable of payment, which is generally when paid.

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

The Company also provides sleep study services to customers and recognizes revenue when the sleep study results are complete, satisfying the performance obligation. In response to the COVID-19 pandemic, the Company began offering contact tracing services, which revenues are recognized in the period in which the service has been provided. The transaction price on equipment sales, sleep studies and contact tracing is the amount that the Company expects to receive in exchange for the goods and services provided. Due to the nature of the DME business, gross charges are retail charges and generally do not reflect what the Company is ultimately paid. As such, the transaction price is constrained for the difference between the gross charge and what is estimated to be collected from payors and from patients. The transaction price therefore is predominantly based on contractual payment rates as determined by the payors. The Company does not generally contract with uninsured customers. The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

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

Returns and refunds are not accepted on equipment sales, sleep study services or contact tracing services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of March 31, 2021.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2021 and 2020
Stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC 718, "Compensation—Stock Compensation", which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation costs for stock options are determined at the grant date using the Black-Scholes option pricing model. Stock-based compensation costs for restricted stock units ("RSUs") are determined at the grant date based on the closing stock price. The expense of such stock-based compensation awards is recognized using the graded vesting attribution method over the vesting period and the offsetting credit is recorded as an increase in additional paid-in capital. Forfeitures are recorded as incurred. Any excess tax benefit or deficiency is recognized as a component of income taxes and within operating cash flows upon vesting of the share-based award.

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

Income taxes

The Company is subject to income taxes in numerous jurisdictions. Significant judgment is required in determining the provision for income taxes. The Company's income tax provisions reflect management’s interpretation of country and state tax laws. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business and may remain uncertain for several years after their occurrence. The Company recognizes assets and liabilities for taxation when it is probable that we will receive refunds from or pay taxes to the relevant tax authority. Where the final determination of tax assets and liabilities is different from the amounts that were initially recorded, such differences will impact the current and deferred income taxes provision in the period in which such a determination is made. Changes in tax law or changes in the way tax law is interpreted may also impact our effective tax rate as well as our business and operations.

Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to temporary differences between the financial statement carrying value of assets and liabilities and their respective income tax bases. Deferred income tax assets or liabilities are measured using enacted or substantively enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled. The calculation of current and deferred income taxes requires management to make estimates and assumptions and to exercise a certain amount of judgment concerning the carrying value of assets and liabilities. The current and deferred income tax assets and liabilities are also impacted by expectations about future operating results and the timing of reversal of temporary differences as well as possible audits of tax filings by regulatory agencies. Changes or differences in these estimates or assumptions may result in changes to the current and deferred tax assets and liabilities on the Condensed Consolidated Balance Sheets and a charge to or recovery of income tax expense.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2021 and 2020
Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new guidance also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The Company adopted this standard on January 1, 2020, which did not have any impact on the Company’s condensed consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. The standard is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

3.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	March 31, 2021	December 31, 2020
Medical equipment	$64,136	$63,307
Furniture and equipment	2,224	2,722
Land	2,138	2,138
Buildings	5,882	5,966
Leasehold improvements	290	290
Vehicles	882	922
Less: Accumulated depreciation	(21,556)	(20,289)
Property and equipment, net of accumulated depreciation and amortization	$53,996	$55,056

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2021 and 2020

Depreciation in the amount of $2,409,000 and $1,925,000 is included in cost of revenue for the three months ended March 31, 2021 and 2020, respectively. Included in medical equipment above is equipment acquired under finance lease obligations whose cost and accumulated depreciation at March 31, 2021 total $4,706,000 and $793,000, respectively. At December 31, 2020, cost and accumulated depreciation on equipment acquired under finance lease obligations was $6,900,000 and $885,000, respectively.

4.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	March 31, 2021	December 31, 2020
Accrued trade payables	$1,568	$1,252
Accrued commissions payable	295	278
Accrued bonuses payable	1,414	5,190
Accrued vacation and payroll	1,590	844
Current portion of phantom share liability	6,444	4,485
Accrued other liabilities	702	546
Total accrued liabilities	$12,013	$12,595
5.     Debt and Lease Liabilities

Senior Credit Facility

On February 20, 2018, the Company entered a Commercial Business Loan Agreement that provides for Term Loans and Lines of Credit with Hancock Whitney Bank.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at March 31, 2021 or December 31, 2020.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2021 and 2020
The Company has recognized these term notes, which have terms greater than twelve months, as follows:

	March 31, 2021	December 31, 2020
Notes payable	$7,181	$7,632
Less:
Current portion of notes payable	(1,858)	(1,836)
Net long-term notes payable	$5,323	$5,796

Under the Commercial Business Loan Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Debt to Adjusted EBITDA, a Loan-to-Value Ratio and a Fixed Charged Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder and failure to observe or perform certain covenants. The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at March 31, 2021.

Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	March 31, 2021	December 31, 2020
Lease liabilities	$2,436	$3,503
Less:
Current portion of lease liabilities	(1,688)	(2,741)
Net long-term lease liabilities	$748	$762

Finance lease liabilities

The Company has various finance leases for equipment with an implied interest rate at fixed rates up to 9.61%, secured by equipment, due between 2021 and 2024. The Company's weighted average interest rate was 4.69% and 2.22% for all finance lease liabilities outstanding as of March 31, 2021 and 2020, respectively. At March 31, 2021 and 2020, the weighted average lease term was approximately 0.47 years and 0.99 years, respectively. Interest expense related to these finance lease obligations for the three months ended March 31, 2021 and 2020 amounted to $19,000 and $52,000, respectively.

Operating lease liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At March 31, 2021, the weighted average lease term was approximately 3.19 years. Operating rental expenses were $185,000 and $184,000 for the three months ended March 31, 2021 and 2020, respectively. The related assets for operating lease liabilities have been included with property and equipment on the Condensed Consolidated Balance Sheets.

Included within these operating lease liabilities are real property leases for real estate from a related party. On August 1, 2015, the Company entered ten-year triple net lease agreements for office space with an entity that is affiliated with the Company's CEO, Casey Hoyt, and President, Michael Moore. Rental payments under these related party lease agreements are $20,000 per month, plus taxes, utilities and maintenance. Total rental payments for the use of these properties were $54,000 and $61,000 for the three months ended March 31, 2021 and 2020, respectively. The expense for these related party rents has been included within selling, general and administrative expenses.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2021 and 2020
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

Derivative instruments and hedging activities

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. As of March 31, 2021, the Company holds one interest rate swap contract which matures on May 30, 2026, which has a notional amount of $4.6 million. This contract is designated as a cash flow hedge. In the first three months of 2021, ineffective portions of the hedge were immaterial. The fair value was $(0.3) million (determined based on Level 2 inputs) and is included in accrued liabilities, as a component of long-term liabilities as of March 31, 2021.

7.     Shareholders' Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares.

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 39,577,288 and 39,185,182 shares were issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021, the Company repurchased and canceled 181,320 common shares at a cost of $1.4 million due to tax withholding for RSUs vesting. The Company’s retained earnings were reduced by the amount paid for the shares repurchased for cancellation.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2021 and 2020
Stock-based compensation

Effective June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan"). Upon approval of the Omnibus Plan, no future awards are available to be made under the Company's previous RSU and Option Plans (collectively, the "Former Plan"), and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security-based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,211 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of March 31, 2021, the Company had outstanding options of 3,835,000 and RSUs of 185,000 associated with common shares under the Omnibus Plan.

The following table summarizes stock-based compensation for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock-based compensation - options	$1,078	$891
Stock-based compensation - restricted stock units	229	260
Total	$1,307	$1,151

At March 31, 2021, there was approximately $5,819,000 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.42 years. As of March 31, 2021, there was approximately $867,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.18 years.

Options

The following table summarizes stock option activity for the three months ended March 31, 2021:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2020	3,057	$4.37	7.9 years	$10,362
Issued	806	8.57
Exercised	(17)	3.81
Expired / Forfeited	(11)	7.78
Balance March 31, 2021	3,835	$5.25	8.1 years	$18,677
(1)For presentation purposes, stock options issued with a CAD exercise price have been translated to USD based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period ($10.12).

The aggregate intrinsic value of options outstanding was $18,677,000 and options exercisable were $12,284,000 at March 31, 2021. For the three months ended March 31, 2021, 16,586 shares of common stock were issued pursuant to the exercise of stock options.

At March 31, 2021, the Company had 1,878,000 exercisable stock options outstanding with a weighted average exercise price of $3.58 and a weighted average remaining contractual life of 7.2 years. At December 31, 2020, the Company had 971,000 exercisable stock options outstanding with a weighted average exercise price of $3.09 and a weighted average remaining contractual life of 6.9 years.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2021 and 2020
The Company accounts for its stock-based compensation in accordance with ASC 718 — Compensation—Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of the stock options granted during three months ended March 31, 2021 were as follows:

Exercise price	$8.57
Risk-free interest rate	0.60%
Expected volatility	67.57%
Expected term	5.76 years
Expected dividend yield	Nil
Fair value on date of grant	$5.05

Restricted stock units

The Company also grants RSUs to directors, officers, and employees. The Company accounts for RSUs using fair value. The fair value of the RSUs has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the vesting period, based on the stock price on the date of grant. RSUs vest generally over a one or three-year period. The Company accounts for forfeitures on RSUs under ASU 2016-09 and recognizes forfeitures in the period in which they occur.

The following table summarizes RSU activity for the three months ended March 31, 2021:

	Number of RSUs (000's)	Weighted average grant price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2020	684	$3.04	0.22 years	$5,308
Issued	63	8.57
Vested	(557)	2.07
Expired / Forfeited	(5)	5.04
Balance March 31, 2021	185	$7.76	1.18 years	$1,875
(1)All future equity grants will be awarded in USD, therefore, RSUs issued with a CAD grant price have been translated to USD based on the prevailing exchange rate on the date of grant for presentation purposes.
(2)The aggregate intrinsic value of time-based RSUs outstanding was based on our closing stock price on the last trading day of the period ($10.12).

During the three months ended March 31, 2021, the Company issued 63,306 RSUs with a vesting term of three years and a fair value of $8.57 per share.

Phantom share units

The Company has a phantom share unit plan, which it uses for grants to directors, officers, and employees. Phantom share units granted under the plan are non-assignable and are settled in cash at vesting based on the fair value of the Company's common stock on the vesting date. Phantom share units vest annually over a three-year period.

The following table summarizes phantom share unit activity for the three months ended March 31, 2021:

Number of phantom share units (000's)
Balance December 31, 2020	985
Issued	—
Vested	—
Expired / Forfeited	(34)
Balance March 31, 2021	951

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2021 and 2020

The cash-settled phantom share units are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with accrued liability and related expense being recognized over the requisite service period. The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities using a valuation method with the following inputs:

Three Months Ended
March 31, 2021
Share price (Nasdaq closing price on March 31, 2021)	$10.12
Remaining life of phantom share units	0.11 - 2.11 Years
Calculated fair value of phantom share units	$7,808

The total liability associated with phantom share units at March 31, 2021 is $7,808,000, with $6,444,000 of this amount included in current accrued liabilities and the remaining portion of $1,364,000 included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of phantom share units is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes expense associated with the phantom share units for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Selling, general, and administrative	$2,465	$(697)

The Company paid no cash settlements during the three months ended March 31, 2021 and 2020, pertaining to vestings of cash-settled phantom share units.

8.     Commitments and Contingencies

Legal Proceedings

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

In March 2020, the Company (through its subsidiary Sleep Management LLC) submitted a purchase order (the “Purchase Order”) to Vyaire Medical, Inc. d/b/a CareFusion Respiratory Technologies (“Vyaire”) for respiratory equipment. The Company ultimately prepaid $1.4 million towards the delivery of such respiratory equipment. Vyaire was unable or unwilling to deliver the vast majority of the respiratory equipment referenced in the Purchase Order, and also refused to refund the prepayment amount (less the amounts paid for equipment actually received). On July 29, 2020, the Company (through its subsidiary Sleep Management LLC) filed a lawsuit against Vyaire in the United States District Court for the Western District of Louisiana (the “Court”). This lawsuit was dismissed on December 8, 2020 in connection with the commencement of the lawsuit filed by the Company (through its subsidiary Sleep Management) on November 5, 2020, against Vyaire in the 15th Judicial District Court for the Parish of Lafayette, Louisiana (the “State Court”) seeking damages for breach of contract and seeking a declaratory judgment that the Company is not required to pay any further funds to Vyaire. On December 28, 2020, Vyaire filed its Answer, Affirmative Defenses, and Reconventional Demand (“Reconventional Demand”) with the State Court alleging breach of contract and seeking damages of $4.7 million, purportedly for the improper cancellation of the Purchase Order. The Company filed its Answer to the Reconventional Demand on February 12, 2021 and the parties are currently engaged in discovery.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2021 and 2020

We continue to believe that we have valid legal and equitable grounds to recover our outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. We have not concluded that a loss related to the Reconventional Demand is probable, nor have we accrued a liability related to this claim. Although a loss may be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Reconventional Demand given that the dispute is in the early stages of the legal process. As of March 31, 2021, outstanding funds in the amount of $0.9 million related to undelivered respiratory equipment are included within other long-term assets.

9.     Income Taxes

For the three months ended March 31, 2021, the Company recorded an income tax benefit of $0.2 million, which includes a discrete tax benefit of $0.9 million for excess tax benefits associated with stock-based compensation arrangements. Excluding the impact of the discrete tax benefit, the effective rate for the three months ended March 31, 2021 is 43.7%. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on our operating results.

At March 31, 2021 and 2020, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2016.

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

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which was signed into law on March 27, 2020 includes various income and payroll tax provisions. As of March 31, 2021, the CARES Act has not had a material impact on our condensed consolidated financial statements, however, the Company is still analyzing these provisions of the CARES Act.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2021 and 2020
10.     Earnings Per Share

Income per common share is calculated using earnings for the year divided by the weighted average number of shares outstanding during the year. Using the treasury stock method, diluted income per share amounts are calculated giving effect to the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted to common shares by assuming the proceeds received from the exercise of stock options and the vesting of RSUs are used to purchase common shares at the prevailing market rate.

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2021	2020
Numerator - basic and diluted:
Net income attributable to shareholders	$1,684	$4,243

Denominator:
Basic weighted-average number of common shares	39,129,407	38,030,854
Diluted weighted-average number of shares	40,663,368	39,677,983

Basic earnings per share	$0.04	$0.11
Diluted earnings per share	$0.04	$0.11

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	39,129,407	38,030,854
Stock options and other dilutive securities	1,533,961	1,647,129
Diluted weighted-average number of shares	40,663,368	39,677,983

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2021 and 2020
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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2021 and 2020
By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which the we operate; the impact of the COVID-19 pandemic and of the actions taken by governmental authorities, individuals and companies in response to the pandemic on our business, financial condition and results of operations, including on our patient base, revenues, employees, and equipment and supplies; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; our novel business model; the risk that the clinical application of treatments that demonstrate positive results in a study may not be positively replicated or that such test results may not be predictive of actual treatment results or may not result in the adoption of such treatments by providers; the state of the capital markets; the availability of funds and resources to pursue operations; decline of reimbursement rates; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; low profit market segments; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; the failure of third parties to comply with their obligations; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; changes in foreign currency rates; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; the impact of the previously disclosed restatement and correction of our previously issued financial statements; the previously disclosed identified material weakness in our internal control over financial reporting and our ability to remediate that material weakness; the initiation of legal or regulatory proceedings with respect to the restatement and corrections; the adverse effects on our business, results of operations, financial condition and stock price, as a result of the restatement and correction process; our status as an emerging growth company and a smaller reporting company; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, such as the COVID-19 pandemic, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

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

We are an "emerging growth company," as defined in the JOBS Act and a "smaller reporting company" under Rule 12b-2 of the Exchange Act, and as such, we have elected to comply with certain reduced U.S. public company reporting requirements.

Unless otherwise noted herein, all references to "$" or "USD" are to the currency of the United States and references to "CAD$" or "Canadian dollars" are to the currency of Canada.

Overview

We provide an array of home medical equipment, services and supplies, specializing in post-acute respiratory care services in the United States. Our primary objective is to focus on the organic growth of the business and thereby solidify our position as one of the United States’ largest providers of in-home therapy for patients suffering from respiratory diseases. Our respiratory care programs are designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Our services include respiratory disease management (through the rental of various DME devices), in-home sleep testing and sleep apnea treatment, oxygen therapy, and the sale of associated supplies. In December of 2020, we acquired a 5% interest in VeruStat, Inc, a newly created company focusing on remote patient monitoring (“RPM”). The investment is part of an ongoing initiative to enable our salesforce to offer a new revenue source to its physician network around the country. RPM platforms allow physicians to bill for safely monitoring patients inside of the home that are struggling with chronic diseases. The VeruStat RPM solution will be placed in the home in conjunction with Viemed’s existing patient engagement platform (“PEP”).

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2021 and 2020

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 79.9% of our traditional revenue, excluding COVID-19 response sales and services, and 82.5% of our traditional revenue, excluding the COVID-19 response sales and services, for the three months ended March 31, 2021 and 2020, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to use an organic growth model whereby expansion is accomplished through existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in 45 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of March 31, 2021, we employed 267 licensed RTs, representing more than 51% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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

While governmental and other restrictions have not had a material impact on our consolidated operating results for the three months ended March 31, 2021, it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time and we cannot assure you that demand for our products and services will continue or that we will be able to maintain operations, including sufficient personnel, supply chains and distribution channels to continue to satisfy demand for our products and services.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2021 and 2020
We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times, such as limiting discretionary spending across the organization. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020, provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The legislation provides for $100 billion in relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. As a result, we received a payment from the Provider Relief Fund of $3.5 million in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic. The Department of Health and Human Services ("HHS") has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions are modified, it may affect our ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, we believe we have utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

The CARES Act also provides for a temporary suspension of the 2% payment sequestration adjustment currently applied to all Medicare fee-for-service claims. On Wednesday, April 14, 2021, the President signed H.R. 1868 into law, which further extended the suspension of Medicare sequestration until December 31, 2021.

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

The overall impact that COVID-19 will continue to have on our consolidated results of operations in future periods remains uncertain and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations. For additional information, see Part II. Item 1A. “Risk Factors.”

In 2019, CMS announced the inclusion of noninvasive ventilator products on the list of products subject to the competitive bidding program for Round 2021, which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenues (approximately 81% of total traditional revenue, excluding COVID-19 response sales and services, in 2020). On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President's exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. The next competitive bidding round is anticipated to begin on January 1, 2024. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas, however, we are uncertain if non-invasive ventilators and oxygen and PAP devices will be included in future competitive bidding programs.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2021 and 2020
The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Financial Information:
Revenue	$28,416	$31,202	$33,447	$42,854	$23,806	$21,448	$20,368	$20,325
Gross Profit	17,742	19,178	19,453	25,927	15,553	14,243	14,050	14,639
Gross Profit %	62%	61%	58%	61%	65%	66%	69%	72%
Net Income	1,684	5,071	2,804	19,412	4,243	2,388	2,853	1,326
Cash (As of)	31,097	30,981	32,396	29,707	8,409	13,355	12,630	7,691
Total Assets (As of)	113,001	112,560	113,969	112,178	86,801	82,596	79,981	71,014
Adjusted EBITDA(1)	5,468	9,458	7,720	16,287	7,869	5,569	4,883	4,116
Operational Information:
Vent Patients(2)	7,733	7,892	7,788	7,705	7,965	7,759	7,421	7,130
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.
Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020:

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
Revenue	$28,416	100.0%	$23,806	100.0%	$4,610	19.4%
Cost of revenue	10,674	37.6%	8,253	34.7%	2,421	29.3%
Gross profit	17,742	62.4%	15,553	65.3%	2,189	14.1%
Selling, general and administrative	14,509	51.1%	10,577	44.4%	3,932	37.2%
Research and development	339	1.2%	174	0.7%	165	94.8%
Stock-based compensation	1,307	4.6%	1,151	4.8%	156	13.6%
Depreciation	200	0.7%	205	0.9%	(5)	(2.4)%
Loss (gain) on disposal of property and equipment	76	0.3%	(1,169)	(4.9)%	1,245	NM
Other income	(21)	(0.1)%	—	—%	(21)	NM
Income from operations	1,332	4.7%	4,615	19.4%	(3,283)	(71.1)%
Non-operating expenses
Loss (gain) from equity method investments	(220)	(0.8)%	27	0.1%	(247)	NM
Interest expense, net	91	0.3%	158	0.7%	(67)	(42.4)%
Net income before taxes	1,461	5.1%	4,430	18.6%	(2,969)	(67.0)%
Provision (benefit) for income taxes	(223)	(0.8)%	187	0.8%	(410)	NM
Net income	$1,684	5.9%	$4,243	17.8%	$(2,559)	(60.3)%

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2021 and 2020
Revenue

The following table summarizes our revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$20,351	71.6%	$18,792	78.9%	$1,559	8.3%
Other durable medical equipment rentals	2,930	10.3%	2,131	9.0%	799	37.5%
Net revenue from sales and services
Equipment and supply sales	1,768	6.2%	1,533	6.4%	235	15.3%
COVID-19 response sales and services	2,955	10.4%	1,040	4.4%	1,915	184.1%
Service revenues	412	1.5%	310	1.3%	102	32.9%
Total net revenue	$28,416	100.0%	$23,806	100.0%	$4,610	19.4%

For the three months ended March 31, 2021, revenue totaled $28.4 million, an increase of $4.6 million (or 19.4%) from the comparable period in 2020. Excluding COVID-19 response sales and services revenue, net revenue increased $2.7 million (or 11.8%) from the comparable period in 2020. The net revenue growth was primarily driven by an increase in ventilator rental revenue of $1.6 million (or 8.3%) and rental revenue from other DME of $0.8 million (or 37.5%). This growth was largely attributable to product revenue from oxygen therapy, PAPs, and percussion vests. Non-COVID-19 related equipment sales and services combined increased by $0.3 million (or 18.3%) from the comparable period in 2020, primarily as a result of increasing demand for respiratory supplies for our PAP and non-invasive vent patients.

In response to the COVID-19 pandemic, we have been working in close cooperation with state agencies and hospital systems to source urgently needed medical equipment such as ventilators, ventilator supplies, other respiratory equipment, and personal protective equipment. During the three months ended March 31, 2021, net revenue of COVID-19 response sales and services totaled $3.0 million, consisting primarily of personal protective equipment and contact tracing services. While we expect further COVID-19 response related revenue during the remainder of 2021, the quantity is expected to be lower and impact of such revenue remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment, supplies, and services from other suppliers.

As we continue to expand geographically into new states and further expand our presence in our existing territories, we expect growth in our active ventilator patient base and ventilator rental revenue, as well as in our other growing respiratory offerings, though in the short term we anticipate growth to continue to occur at a slower rate than in recent periods as a result of the pandemic.

Cost of revenue and gross profit

For the three months ended March 31, 2021, cost of revenue totaled $10.7 million, an increase of $2.4 million (or 29.3%) from the comparable period in 2020. For the three months ended March 31, 2021, COVID-19 response sales and services accounted for $1.9 million (or 17.7%) of these costs, compared to $0.6 million (or 6.9%) of these costs from the comparable period in 2020. Gross profit percentage decreased from approximately 65.3% in the three months ended March 31, 2020 to approximately 62.4% in the three months ended March 31, 2021. The decreased margins were primarily the result of the above mentioned COVID-19 response sales and services which contributed a weighted average gross profit percentage of 36.2%. Excluding COVID-19 response sales and services, gross profit percentage for the three months ended March 31, 2021 and 2020 was 65.5% and 66.2%, respectively. The reduction in overall gross profit percentage is partly a reflection of our current product mix, but is also due in part to direct labor cost for RTs. While our active ventilator patient base growth was impacted by the current pandemic in the short term, we have not experienced a corresponding change in the number of RTs employed. We believe it to be in the long term interest of our patients and the business to continue to employ these essential employees. We expect our gross profit percentage for our normal operations (non-COVID-19 related) to remain relatively consistent with the current quarter through the end of 2021.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2021 and 2020
Selling, general and administrative expense

For the three months ended March 31, 2021, selling, general and administrative expenses totaled $14.5 million, an increase of $3.9 million (or 37.2%) from the comparable prior period. Selling, general, and administrative expenses as a percentage of revenue increased to 51.1% for the three months ended March 31, 2021 compared to 44.4% for the three months ended March 31, 2020.

The increase in overall selling, general and administrative expense as compared to the prior period is attributable to additional employee related expenses to accommodate the overall growth of the Company. Our full time employee count increased from 469 on March 31, 2020 to 528 on March 31, 2021, an increase of 12.6%. Employee compensation expenses increased $3.9 million (or 76.7%) as a result of higher incentive-based compensation and an overall increase in our employee headcount. Also included in the employee compensation expense increases was a $3.2 million increase related to the impact of our phantom stock plan. Our phantom stock plan is measured at fair value as of the end of the reporting period and is driven primarily by the number of eligible employees and our stock price. During the three months ended March 31, 2021, our stock price increased by 30.4% compared to a decrease of 23.2% for the previous period. During the three months ended March 31, 2021, volatility of our stock price resulted in higher comparable expenses related to these awards of $2.5 million compared to a benefit of $0.7 million in the prior comparable period. As we continue to respond to the COVID-19 pandemic, grow into new markets and increase our employee count, we expect selling, general and administrative expenses will trend upward accordingly. We expect that selling, general and administrative expenses will stabilize through the end of 2021, resulting in a reduction of selling, general and administrative expenses as a percentage of revenue.

Research and development

For the three months ended March 31, 2021, research and development expense totaled $0.3 million, an increase of $0.2 million (or 94.8%) from the comparable period in 2020. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will continue to increase in 2021 relative to 2020 costs.

Loss on disposal of property and equipment

For the three months ended March 31, 2021, we recorded a loss on disposal of property and equipment of $0.1 million, compared to a gain of $1.2 million during the comparable period in 2020. During the three months ended March 31, 2020, as a result of our COVID-19 response efforts, certain of our previously placed in service property and equipment was sold and substantial gains resulting from these disposals was recognized. We expect disposals of equipment to generally remain consistent with historical trends, with the exception of any gains that could be realized from any additional COVID-19 response sales, but the impact of such sales remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment and supplies from other suppliers.

Stock-based compensation

For the three months ended March 31, 2021, stock-based compensation totaled $1.3 million, an increase of $0.2 million (or 13.6%) from the comparable period in 2020. This increase is attributable to the expense of additional stock-based awards during 2021. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained near or below 5%.

Interest expense, net

For the three months ended March 31, 2021, net interest expense totaled $0.1 million, a decrease of $0.1 million (or 42.4%) from the comparable period in 2020. We expect net interest expense to remain relatively consistent with the current quarter through the end of 2021.

Provision (benefit) for income taxes

For the three months ended March 31, 2021, the provision for income taxes was a $0.2 million benefit, compared to a $0.2 million expense during the 2020 period. The decrease in income tax expense was primarily due to a discrete tax benefit of $0.9 million for excess tax benefits associated with stock-based compensation arrangements. Excluding discrete items, our annual estimated effective tax rate for 2021 is 43.7%.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2021 and 2020
Net income

For the three months ended March 31, 2021, net income was $1.7 million, a decrease of $2.6 million (or 60.3%) from the comparable period in 2020. Net income as a percentage of net revenue decreased from 17.8% for the three months ended March 31, 2020 to 5.9% for the three months ended March 31, 2021, primarily due to the increased selling, general and administrative expenses, as described above.

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
March 31, 2021 and 2020
The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Net Income	$1,684	$5,071	$2,804	$19,412	$4,243	$2,388	$2,853	$1,326
Add back:
Depreciation	2,609	2,835	2,425	2,190	$2,130	$2,003	$1,659	$1,444
Interest expense	91	100	116	135	$158	$212	$56	$20
Unrealized (gain) loss on warrant conversion liability	—	—	—	—	$—	$—	$(800)	$268
Stock-based compensation	1,307	1,301	1,234	1,196	$1,151	$908	$1,064	$1,034
Income tax expense (benefit)	(223)	151	1,141	(6,646)	$187	$58	$51	$24
Adjusted EBITDA	$5,468	$9,458	$7,720	$16,287	$7,869	$5,569	$4,883	$4,116

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

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2021 was $31.1 million, compared to $31.0 million at December 31, 2020. Based on our current plan of operations, including potential acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully undrawn as of March 31, 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net Cash provided by (used in):
Operating activities	$4,628	$607
Investing activities	(1,698)	(1,711)
Financing activities	(2,814)	(3,842)
Net increase (decrease) in cash and cash equivalents	$116	$(4,946)

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2021 and 2020
Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2021 was $4.6 million, resulting from net income of $1.7 million and non-cash net income adjustments of $5.4 million and an increase in net operating liabilities of $0.4 million, which was partially offset by an increase in net operating assets of $2.8 million. The non-cash net income adjustments primarily consisted of $1.8 million in change of allowance for doubtful accounts, $2.6 million of depreciation, $0.1 million of loss on disposal of property and equipment, $1.3 million of stock-based compensation, $0.2 million gain on equity investments and $0.2 million change in deferred tax asset. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $2.7 million, an increase in prepaid expenses and other current assets of $0.2 million, partially offset by a decrease in inventory of $0.1 million. The changes in operating liabilities primarily consisted of an increase in accounts payable of $0.4 million, partially offset by a decrease in accrued liabilities of $0.1 million.

Net cash provided by operating activities during the three months ended March 31, 2020 was $0.6 million, resulting from net income of $4.2 million, non-cash net income adjustments of $5.0 million, and an increase in net operating liabilities of $1.5 million, which was partially offset by an increase in net operating assets of $10.1 million. The non-cash net income adjustments primarily consisted of $2.8 million in change of allowance for doubtful accounts, $2.1 million of depreciation and $1.2 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $6.8 million, which was partially offset by a decrease in inventory of $0.4 million. The changes in operating liabilities primarily consisted of a decrease in accounts payable of $3.6 million, partially offset by an increase in accrued liabilities of $2.4 million. The increase in our operating assets was primarily driven by accounts receivable related to COVID-19 response sales occurring at the end of the quarter. Additionally, prepaid expenses and other current assets increased as a result of deposits related to ventilator supplies.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 was $1.7 million, consisting of $1.8 million of purchases of property and equipment, partially offset by $0.1 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Combining cash purchases of property and equipment and equipment financed through finance leases, our total capital expenditures for the three months ended March 31, 2021 were $1.8 million. This represents a $5.4 million, or 75.0%, decrease year over year.

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

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2021 was $2.8 million, consisting of $0.4 million in principal payments on the Term Note (as defined below), $1.0 million in repayments of finance lease liabilities, and $1.4 million for shares redeemed and canceled for tax withholding in connection with RSUs vested in the period.

Net cash used in financing activities during the three months ended March 31, 2020 was $3.8 million, consisting of $0.4 million in proceeds from the new Term Note, partially offset by $3.4 million in repayments of finance lease liabilities.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at March 31, 2021 or December 31, 2020. While we currently have no immediate plans to draw on this line of credit, the line of credit allows flexibility in funding our future operations subject to compliance with the covenants described above.

Under the Commercial Business Loan Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Debt to Adjusted EBITDA, a Loan-to-Value Ratio and a Fixed Charged Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder and

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2021 and 2020
failure to observe or perform certain covenants. The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at March 31, 2021.

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

Sources of funds

Our cash provided by operating activities in the three months ended March 31, 2021 was $4.6 million compared to $0.6 million in the three months ended March 31, 2020.

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

As of March 31, 2021, we had cash and cash equivalents of $31.1 million.

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

For the three months ended March 31, 2021, the Company repurchased and canceled 181,320 common shares at a cost of $1.4 million due to tax withholding for RSUs vesting. The Company’s retained earnings were reduced by the amount paid for the shares repurchased for cancellation.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2021 and 2020
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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $174,000 and $179,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Under FASB ASC Topic 842, “Leases”, we recognize rental revenue on operating leases on a straight-line basis over the contractual lease term which varies based on the type of equipment rental. The lease term begins on the date products are delivered to patients, and revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private commercial payors, and Medicaid. Certain customer co-payments are included in revenue when considered probable of payment, which is generally when paid.

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
March 31, 2021 and 2020
We sell DME, replacement parts and supplies to customers and recognize revenue based on contractual payment rates as determined by the payors at the point in time when control of the good or service is transferred through delivery to the customer. The customer and, if applicable, the payors are generally charged at the time that the product is sold.

We also provide sleep study services to customers and recognize revenue when the sleep study results are complete, satisfying the performance obligation. In response to the COVID-19 pandemic, we began offering contact tracing services, which revenues are recognized in the period in which the service has been provided. The transaction price on equipment sales, sleep studies and contact tracing is the amount that we expect to receive in exchange for the goods and services provided. Due to the nature of the DME business, gross charges are retail charges and generally do not reflect what we are ultimately paid. As such, the transaction price is constrained for the difference between the gross charge and what is estimated to be collected from payors and from patients. The transaction price therefore is predominantly based on contractual payment rates as determined by the payors. We do not generally contract with uninsured customers. The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

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

Returns and refunds are not accepted on equipment sales, sleep study services or contact tracing services. We do not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. We do not have any partially or unfilled performance obligations related to contracts with customers and as such, we have no contract liabilities as of March 31, 2021.

Allowance for doubtful accounts

We estimate that a certain portion of receivables from customers may not be collected and maintain an allowance for doubtful accounts. We evaluate the net realizable value of accounts receivable as of the date of Consolidated Balance Sheets. Specifically, we consider historical realization data including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that the estimates could change, which could have a material impact on the operations and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. Our allowance for doubtful accounts was $8.0 million and $10.2 million as of March 31, 2021 and 2020, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

Stock-based compensation

We account for our stock-based compensation in accordance with ASC 718—Compensation—Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. Stock-based compensation cost for RSUs are determined at the grant date based on the closing stock price. The expense of such stock-based compensation awards is recognized using the graded vesting attribution method over the vesting period.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2021 and 2020
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

Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to temporary differences between the financial statement carrying value of assets and liabilities and their respective income tax bases. Deferred income tax assets or liabilities are measured using enacted or substantively enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled. The calculation of current and deferred income taxes requires management to make estimates and assumptions and to exercise a certain amount of judgment concerning the carrying value of assets and liabilities. The current and deferred income tax assets and liabilities are also impacted by expectations about future operating results and the timing of reversal of temporary differences as well as possible audits of tax filings by regulatory agencies. Changes or differences in these estimates or assumptions may result in changes to the current and deferred tax assets and liabilities on the Condensed Consolidated Balance Sheets and a charge to or recovery of income tax expense.

Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Account Policies of the Notes to Condensed Consolidated Financial Statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

VIEMED HEALTHCARE, INC.
March 31, 2021 and 2020
Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
March 31, 2021 and 2020
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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 3, 2021, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Company Repurchases of Equity Securities

During the quarter ended March 31, 2021, shares reacquired in connection with the net settlement of RSU awards related to tax withholding have been accounted for as a constructive retirement. Any excess purchase price over par value has been charged directly to retained earnings in accordance with ASC 505-30-30-8.

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the Loan Agreement, subject to certain exceptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

VIEMED HEALTHCARE, INC.
March 31, 2021 and 2020

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

3.1	Notice of Articles of Business Corporation Act of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

3.2	Business Corporation Act Articles of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

10.1	Form of Restricted Stock Units Agreement. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 3, 2021.

10.2	Form of Award Agreement for Stock Option. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 3, 2021.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

VIEMED HEALTHCARE, INC.
March 31, 2021 and 2020

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Date: May 3, 2021

Page 39