Form 10-Q
period 2021-06-30
VIEMED HEALTHCARE, INC.
filed 2021-08-03
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of July 23, 2021, there were 39,588,299 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
June 30, 2021 and 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At June 30, 2021	At December 31, 2020
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$31,151	$30,981
Accounts receivable, net of allowance for doubtful accounts of $7,288 and $9,013 at June 30, 2021 and December 31, 2020, respectively	2	12,134	12,373
Inventory, net of inventory reserve of $1,284 and $1,353 at June 30, 2021 and December 31, 2020, respectively	2	2,558	2,310
Prepaid expenses and other assets	2	1,202	1,511
Total current assets		$47,045	$47,175
Long-term assets
Property and equipment, net	3	54,354	55,056
Equity investments	2	1,061	733
Deferred tax asset	9	7,693	8,733
Other long-term assets	8	861	863
Total long-term assets		$63,969	$65,385

TOTAL ASSETS		$111,014	$112,560

LIABILITIES
Current liabilities
Trade payables		$2,458	$2,096
Deferred revenue		3,742	3,409
Income taxes payable		—	340
Accrued liabilities	4	9,259	12,595
Current portion of lease liabilities	5	978	2,741
Current portion of long-term debt	5	1,880	1,836
Total current liabilities		$18,317	$23,017
Long-term liabilities
Accrued liabilities	7	693	1,292
Long-term lease liabilities	5	894	762
Long-term debt	5	4,846	5,796
Total long-term liabilities		$6,433	$7,850
TOTAL LIABILITIES		$24,750	$30,867

Commitments and Contingencies	8	—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 39,588,299 and 39,185,182 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	7	$13,696	$9,181
Additional paid-in capital		5,460	7,320
Accumulated other comprehensive loss		(351)	(451)
Retained earnings		67,459	65,643
TOTAL SHAREHOLDERS' EQUITY		$86,264	$81,693

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$111,014	$112,560

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2021	2020	2021	2020
Revenue	2	$27,399	$42,854	$55,815	$66,660

Cost of revenue		9,774	16,927	20,448	25,180

Gross profit		$17,625	$25,927	$35,367	$41,480

Operating expenses
Selling, general and administrative		12,884	16,428	27,393	27,005
Research and development		583	271	922	445
Stock-based compensation	7	1,236	1,196	2,543	2,347
Depreciation		207	205	407	410
Loss (gain) on disposal of property and equipment		83	(1,458)	159	(2,627)
Other expense (income)		(32)	(3,574)	(53)	(3,574)
Income from operations		$2,664	$12,859	$3,996	$17,474

Non-operating expenses
Loss (gain) from equity method investments		(231)	(42)	(451)	(15)
Interest expense, net of interest income	5	83	135	174	293

Net income before taxes		2,812	12,766	4,273	17,196
Provision (benefit) for income taxes	9	1,246	(6,646)	1,023	(6,459)

Net income		$1,566	$19,412	$3,250	$23,655

Other comprehensive income (loss)
Change in unrealized gain/loss on derivative instruments, net of tax		(6)	(33)	100	(345)
Other comprehensive income (loss)		$(6)	$(33)	$100	$(345)

Comprehensive income		$1,560	$19,379	$3,350	$23,310

Net income per share
Basic	10	$0.04	$0.50	$0.08	$0.62
Diluted	10	$0.04	$0.48	$0.08	$0.59

Weighted average number of common shares outstanding:
Basic	10	39,584,064	38,665,765	39,357,992	38,348,310
Diluted	10	41,028,742	40,814,238	40,849,311	40,103,016

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2019	37,952,660	$3,366	$6,377	$(157)	$34,113	$43,699
Stock-based compensation - options	—	—	891	—	—	891
Stock-based compensation - restricted stock	—	—	260	—	—	260
Exercise of options	4,737	15	—	—	—	15
Shares issued for vesting of restricted stock units	529,375	3,276	(3,276)	—	—	—
Change in accumulated other comprehensive loss, net of tax				(312)		(312)
Net income	—	—	—	—	4,243	4,243
Shareholders' equity, March 31, 2020	38,486,772	$6,657	$4,252	$(469)	$38,356	$48,796

Stock-based compensation - options	—	—	933	—	—	933
Share-based compensation - restricted stock	—	—	263	—	—	263
Exercise of options	596,160	1,757	—	—	—	1,757
Change in accumulated other comprehensive loss, net of tax	—	—	—	(33)	—	(33)
Net income	—	—	—	—	19,412	19,412
Shareholders' equity, June 30, 2020	39,082,932	$8,414	$5,448	$(502)	$57,768	$71,128

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2020	39,185,182	$9,181	$7,320	$(451)	$65,643	$81,693
Stock-based compensation - options	—	—	1,078	—	—	1,078
Stock-based compensation - restricted stock	—	—	229	—	—	229
Exercise of options	16,586	65	—	—	—	65
Shares issued for vesting of restricted stock units	556,840	4,403	(4,403)	—	—	—
Shares redeemed to pay income tax	(181,320)	—	—	—	(1,434)	(1,434)
Change in accumulated other comprehensive loss, net of tax	—	—	—	106	—	106
Net income	—	—	—	—	1,684	1,684
Shareholders' equity, March 31, 2021	39,577,288	$13,649	$4,224	$(345)	$65,893	$83,421

Stock-based compensation - options	—	—	998	—	—	998
Stock-based compensation - restricted stock	—	—	238	—	—	238
Exercise of options	11,011	47	—	—	—	47
Change in accumulated other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Net income	—	—	—	—	1,566	1,566
Shareholders' equity, June 30, 2021	39,588,299	$13,696	$5,460	$(351)	$67,459	$86,264

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Six Months Ended June 30,
	Note	2021	2020
Cash flows from operating activities
Net income		$3,250	$23,655
Adjustments for:
Depreciation		5,325	4,320
Change in allowance for doubtful accounts	2	3,402	5,578
Share-based compensation	7	2,543	2,347
Distributions of earnings received from equity method investments		123	—
(Gain) on equity method investments		(451)	(15)
Loss (gain) on disposal of property and equipment		159	(2,627)
Deferred income taxes (benefit)		1,005	(7,825)
Net change in working capital
Increase in accounts receivable		(3,163)	(5,073)
Increase in inventory		(248)	(5,220)
Increase (decrease) in prepaid expenses and other assets		311	(329)
Increase in trade payables		362	2,044
Increase (decrease) in deferred revenue		333	(36)
(Decrease) increase in accrued liabilities		(3,800)	3,765
(Decrease) increase in income tax payable		(340)	1,404
Net cash provided by operating activities		$8,811	$21,988

Cash flows from investing activities
Purchase of property and equipment		(5,047)	(5,729)
Investment in equity investments		—	(31)
Proceeds from sale of property and equipment		289	5,140
Net cash used in investing activities		$(4,758)	$(620)

Cash flows from financing activities
Proceeds from exercise of options		112	1,772
Principal payments on notes payable	5	(73)	(67)
Principal payments on term note	5	(833)	(795)
Shares redeemed to pay income tax	7	(1,434)	—
Repayments of lease liabilities		(1,655)	(5,926)
Net cash used in financing activities		$(3,883)	$(5,016)

Net increase in cash and cash equivalents		170	16,352
Cash and cash equivalents at beginning of year		30,981	13,355
Cash and cash equivalents at end of period		$31,151	$29,707

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$198	$309
Cash paid during the period for income taxes, net of refunds received		$358	$(38)
Supplemental disclosures of non-cash transactions
Net non-cash changes to finance lease balances		$12	$2,883
Net non-cash changes to operating lease balances		$355	$57

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2021 and 2020

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of in-home durable medical equipment ("DME") and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in 46 states in the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and a "smaller reporting company" under Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, has elected to comply with certain reduced U.S. public company reporting requirements.

The Company’s common shares are traded in the U.S. on the Nasdaq Capital Market under the symbol VMD and in Canada on the Toronto Stock Exchange ("TSX") under the symbol VMD.TO.

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
June 30, 2021 and 2020
The Company writes off receivables when the likelihood for collection is remote, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The write-offs are charged against the allowance for doubtful accounts.

For the six months ended June 30, 2021, our evaluation takes into consideration such factors as historical bad debt experience, national and local economic trends and conditions, industry and regulatory conditions, other collection indicators and information about disaggregated receivables. The complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

The estimates and write-offs for the allowance for doubtful accounts for each reporting period were as follows:

	June 30, 2021	June 30, 2020
Balance, beginning of year	$9,013	$7,782
Change in allowance for doubtful accounts	3,402	5,578
Amounts written off	(5,127)	(4,015)
Balance, end of period	$7,288	$9,345

Included in accounts receivable at June 30, 2021 are amounts due from Medicare and Medicaid which represent 39% and 13%, respectively, and 52% combined, of total outstanding receivables. As of December 31, 2020, 46% of total outstanding receivables were due from Medicare and Medicaid.

Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Medicare revenues	54%	57%	57%	58%
Medicaid revenues	10%	9%	9%	8%
Total Medicare and Medicaid	64%	66%	66%	66%

Inventory

Inventory represents non-serialized respiratory supplies that consist of equipment parts, consumables, and associated product supplies and is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. Obsolete and unserviceable inventories are valued at estimated net realizable value. Inventory is presented net of a reserve balance of $1,284,000 and $1,353,000 at June 30, 2021 and December 31, 2020, respectively, that relates to COVID-19 response supplies.

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
June 30, 2021 and 2020
Equity investments

Equity investments on the Condensed Consolidated Balance Sheets are comprised of an investment accounted for under the equity method and an equity investment without a readily determinable fair value which is accounted for under the measurement alternative described in ASC 321-10-35-2.

The following table details the Company’s equity investments:

	June 30, 2021	December 31, 2020
Equity method investments	$462	$134
Other equity investments	599	599
Balance, end of period	$1,061	$733

Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Condensed Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Condensed Consolidated Statements of Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of June 30, 2021 that would affect the carrying value of equity method investments.

Other equity investments are investments without a readily determinable fair value which do not qualify for the practical expedient in ASC 820. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of June 30, 2021 on its investments in equity securities without a readily determinable fair value.

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

As a result of the “backward tracing” prohibition in ASC 740, certain previously measured unrealized gains or losses have resulted in the existence of "dangling" amounts within other comprehensive income. The Company has elected the individual security approach to the release of these effects. Under the individual security approach, dangling amounts are tracked on a security-by-security basis and cleared out of the other comprehensive income balance upon sale of each individual security. During the periods presented, none of the individual securities associated with a dangling balance were sold.

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
June 30, 2021 and 2020
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

The revenues from each major source are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$20,305	$18,951	$40,656	$37,651
Other durable medical equipment rentals	3,304	2,288	6,234	4,409
Revenue from sales and services
Equipment and supply sales	2,108	1,637	3,876	3,272
COVID-19 response sales and services	1,136	19,712	4,091	20,752
Service revenues	546	266	958	576
Total revenues	$27,399	$42,854	$55,815	$66,660

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
June 30, 2021 and 2020
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

The Company also provides sleep study services to customers and recognizes revenue when the sleep study results are complete, satisfying the performance obligation. In response to the COVID-19 pandemic, the Company began offering contact and vaccine tracing services, which revenues are recognized in the period in which the service has been provided. The transaction price on equipment sales, sleep studies and contact and vaccine tracing is the amount that the Company expects to receive in exchange for the goods and services provided. Due to the nature of the DME business, gross charges are retail charges and generally do not reflect what the Company is ultimately paid. As such, the transaction price is constrained for the difference between the gross charge and what is estimated to be collected from payors and from patients. The transaction price therefore is predominantly based on contractual payment rates as determined by the payors. The Company does not generally contract with uninsured customers. The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

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

Returns and refunds are not accepted on equipment sales, sleep study services or contact and vaccine tracing services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of June 30, 2021.

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

For the Company’s phantom share units settled in cash, the Company computes the fair value of the phantom share units using the closing price of the equivalent Company's stock value at the end of each period and records a liability based on the percentage of requisite service.

Interest rate swaps

The Company utilizes an interest rate swap contract to reduce exposure to fluctuations in variable interest rates for future interest payments on the Term Note (as defined below).

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2021 and 2020
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
June 30, 2021 and 2020
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

The following table details the Company’s fixed assets:

	June 30, 2021	December 31, 2020
Medical equipment	$66,207	$63,307
Furniture and equipment	2,298	2,722
Land	2,138	2,138
Buildings	5,999	5,966
Leasehold improvements	290	290
Vehicles	947	922
Less: Accumulated depreciation	(23,525)	(20,289)
Property and equipment, net of accumulated depreciation and amortization	$54,354	$55,056

Depreciation in the amount of $2,509,000 and $1,985,000 is included in cost of revenue for the three months ended June 30, 2021 and 2020, respectively, and in the amount of $4,918,000 and $3,910,000 for the six months ended June 30, 2021 and 2020, respectively. Included in medical equipment above is equipment acquired under finance lease obligations whose cost and accumulated depreciation at June 30, 2021 total $4,365,000 and $851,000, respectively. At December 31, 2020, cost and accumulated depreciation on equipment acquired under finance lease obligations was $6,900,000 and $885,000, respectively.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2021 and 2020
4.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	June 30, 2021	December 31, 2020
Accrued trade payables	$2,256	$1,252
Accrued commissions payable	409	278
Accrued bonuses payable	2,251	5,190
Accrued vacation and payroll	2,545	844
Current portion of phantom share liability	1,026	4,485
Accrued other liabilities	772	546
Total accrued liabilities	$9,259	$12,595
5.     Debt and Lease Liabilities

Senior Credit Facility

On February 20, 2018, the Company entered a Commercial Business Loan Agreement that provides for Term Loans and Line of Credit with Hancock Whitney Bank.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at June 30, 2021 or December 31, 2020.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2021 and 2020
The recorded balances associated with these term notes, which have terms greater than twelve months, are as follows:

	June 30, 2021	December 31, 2020
Notes payable	$6,726	$7,632
Less:
Current portion of notes payable	(1,880)	(1,836)
Net long-term notes payable	$4,846	$5,796

Under the Commercial Business Loan Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Debt to Adjusted EBITDA, a Loan-to-Value Ratio and a Fixed Charged Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder and failure to observe or perform certain covenants. The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at June 30, 2021.

Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	June 30, 2021	December 31, 2020
Lease liabilities	$1,872	$3,503
Less:
Current portion of lease liabilities	(978)	(2,741)
Net long-term lease liabilities	$894	$762

Finance lease liabilities

The Company has various finance leases for equipment with an implied interest rate at fixed rates up to 9.61%, secured by equipment, due between 2021 and 2024. The Company's weighted average interest rate was 4.74% and 2.75% for all finance lease liabilities outstanding as of June 30, 2021 and 2020, respectively. At June 30, 2021 and 2020, the weighted average lease term was approximately 0.30 years and 0.90 years, respectively. Interest expense related to these finance lease obligations for the three and six months ended June 30, 2021 amounted to $11,000 and $31,000, respectively. Interest expense related to these finance lease obligations for the three and six months ended June 30, 2020 amount to $42,000 and $94,000, respectively.

Operating lease liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At June 30, 2021, the weighted average lease term was approximately 3.42 years. Operating rental expenses were $190,000 and $375,000 for the three and six months ended June 30, 2021, respectively, and $201,000 and $385,000 for the three and six months ended June 30, 2020, respectively. The related assets for operating lease liabilities have been included with property and equipment on the Condensed Consolidated Balance Sheets.

Included within these operating lease liabilities are real property leases for real estate from a related party. On August 1, 2015, the Company entered ten-year triple net lease agreements for office space with an entity that is affiliated with the Company's CEO, Casey Hoyt, and President, Michael Moore. Rental payments under these related party lease agreements are $20,000 per month, plus taxes, utilities and maintenance. Total rental payments for the use of these properties were $59,000 and $113,000 for the three and six months ended June 30, 2021, respectively, and $61,000 and $121,000 for the three and six months ended June 30, 2020, respectively. The expense for these related party rents has been included within selling, general and administrative expenses.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2021 and 2020
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period.

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	At June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$25,994	$—	$—	$25,994
Interest rate swap	—	(298)	—	(298)
Total	$25,994	$(298)	$—	$25,696

	At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$25,662	$—	$—	$25,662
Interest rate swap	—	(433)	—	(433)
Total	$25,662	$(433)	$—	$25,229

Derivative instruments and hedging activities

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. As of June 30, 2021, the Company holds one interest rate swap contract which matures on May 30, 2026 and has a notional amount of $4.6 million. This contract is designated as a cash flow hedge. In the first six months of 2021, ineffective portions of the hedge were immaterial. The fair value was $(0.3) million (determined based on Level 2 inputs) and is included in accrued liabilities, as a component of long-term liabilities as of June 30, 2021.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2021 and 2020
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments and other equity investments. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. The Company's other equity investments are holdings in a privately-held company without a readily determinable market value. The Company remeasures equity securities without readily determinable fair value at fair value when an orderly transaction is identified for an identical or similar investment of the same issuer in accordance with Topic 820. ASU 2019-04 states that the measurement alternative is a nonrecurring fair value measurement. Accordingly, other equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because the Company estimates the value using a combination of observable and unobservable inputs, including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the holdings we own.

The Company had no material adjustments of assets and liabilities measured at fair value on a nonrecurring basis during any of the periods presented. There were no transfers between fair value measurement levels during any presented period.

7.     Shareholders' Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares.

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 39,588,299 and 39,185,182 shares were issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

For the six months ended June 30, 2021, the Company repurchased and canceled 181,320 common shares at a cost of $1.4 million due to tax withholding for RSUs vesting. The Company’s retained earnings were reduced by the amount paid for the shares repurchased for cancellation.

Stock-based compensation

Effective June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan"). Upon approval of the Omnibus Plan, no future awards are available to be made under the Company's previous RSU and Option Plans (collectively, the "Former Plan"), and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security-based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,211 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of June 30, 2021, the Company had outstanding options of 3,799,000 and RSUs of 180,000 associated with common shares under the Omnibus Plan.

The following table summarizes stock-based compensation for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation - options	$998	$933	$2,076	$1,824
Stock-based compensation - restricted stock units	238	263	467	523
Total	$1,236	$1,196	$2,543	$2,347

At June 30, 2021, there was approximately $4,547,000 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.21 years. As of June 30, 2021, there was approximately $584,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 0.91 years.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2021 and 2020

Options

The following table summarizes stock option activity for the six months ended June 30, 2021:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2020	3,057	$4.37	7.9 years	$10,362
Issued	829	8.60
Exercised	(28)	3.87
Expired / Forfeited	(59)	8.89
Balance June 30, 2021	3,799	$5.23	7.9 years	$7,293
(1)For presentation purposes, stock options issued with a CAD exercise price have been translated to USD based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period ($7.15).

The aggregate intrinsic value of options outstanding was $7,293,000 and options exercisable were $6,666,000 at June 30, 2021. For the six months ended June 30, 2021, 27,597 shares of common stock were issued pursuant to the exercise of stock options.

At June 30, 2021, the Company had 1,867,000 exercisable stock options outstanding with a weighted average exercise price of $3.58 and a weighted average remaining contractual life of 7.0 years. At December 31, 2020, the Company had 971,000 exercisable stock options outstanding with a weighted average exercise price of $3.09 and a weighted average remaining contractual life of 6.9 years.

The Company accounts for its stock-based compensation in accordance with ASC 718 — Compensation—Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of the stock options granted during the six months ended June 30, 2021 were as follows:

Exercise price	$8.57 - $9.70
Risk-free interest rate	0.60% - 1.39%
Expected volatility	64.55% - 67.57%
Expected term	5.65 - 5.76 years
Expected dividend yield	Nil
Fair value on date of grant	$5.05 - $5.57

Restricted stock units

The Company also grants RSUs to directors, officers, and employees. The Company accounts for RSUs using fair value as of the date of issuance. The fair value of the RSUs has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the vesting period, based on the stock price on the date of grant. RSUs vest generally over a one or three-year period. The Company accounts for forfeitures on RSUs under ASU 2016-09 and recognizes forfeitures in the period in which they occur.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2021 and 2020
The following table summarizes RSU activity for the six months ended June 30, 2021:

	Number of RSUs (000's)	Weighted average grant price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2020	684	$3.04	0.22 years	$5,308
Issued	63	8.57
Vested	(557)	2.07
Expired / Forfeited	(10)	6.80
Balance June 30, 2021	180	$7.74	0.91 years	$1,288
(1)All future equity grants will be awarded in USD, therefore, RSUs issued with a CAD grant price have been translated to USD based on the prevailing exchange rate on the date of grant for presentation purposes.
(2)The aggregate intrinsic value of time-based RSUs outstanding was based on our closing stock price on the last trading day of the period ($7.15).

During the three months ended June 30, 2021, the Company issued no RSUs. During the six months ended June 30, 2021, the Company issued 63,306 RSUs with a vesting term of three years and a fair value of $8.57 per share.

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

The following table summarizes phantom share unit activity for the six months ended June 30, 2021:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2020	985	$7,642
Issued	394	3,766
Vested	(656)	(6,282)
Expired / Forfeited	(55)	(390)
Balance June 30, 2021	668	$4,777
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s stock at that time, the value of issued share equivalents is based on the market price of the Company’s stock at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, the values of expired/forfeited share equivalents and outstanding share equivalents at the end of the period and are based on the market price of the Company's stock at the end of the period. The market price of the Company's stock was $7.15 on June 30, 2021.

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with phantom share units at June 30, 2021 is $1,421,000, with $1,026,000 of this amount included in current accrued liabilities and the remaining portion of $395,000 included in long-term accrued liabilities.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2021 and 2020
The impact associated with the fair value re-measurement of phantom share units is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes expense (benefit) associated with the phantom share units for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general, and administrative	$(106)	$4,308	$2,359	$3,611

The Company paid cash settlements of $6,282,000 and $4,201,000 during the six months ended June 30, 2021 and 2020, respectively, pertaining to vestings of cash-settled phantom share units.

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

Legal Proceedings

As previously disclosed, the Company (through its subsidiary Sleep Management LLC) submitted a purchase order (the “Purchase Order”) in March 2020 to Vyaire Medical, Inc. d/b/a CareFusion Respiratory Technologies (“Vyaire”) for respiratory equipment. The Company ultimately prepaid $1.4 million towards the delivery of such respiratory equipment. Vyaire was unable or unwilling to deliver the vast majority of the respiratory equipment referenced in the Purchase Order, and also refused to refund the prepayment amount (less the amounts paid for equipment actually received). On July 29, 2020, the Company (through its subsidiary Sleep Management LLC) filed a lawsuit against Vyaire in the United States District Court for the Western District of Louisiana (the “Court”). This lawsuit was dismissed on December 8, 2020 in connection with the commencement of the lawsuit filed by the Company (through its subsidiary Sleep Management) on November 5, 2020, against Vyaire in the 15th Judicial District Court for the Parish of Lafayette, Louisiana (the “State Court”) seeking damages for breach of contract and seeking a declaratory judgment that the Company is not required to pay any further funds to Vyaire. On December 28, 2020, Vyaire filed its Answer, Affirmative Defenses, and Reconventional Demand (“Reconventional Demand”) with the State Court alleging breach of contract and seeking damages of $4.7 million, purportedly for the improper cancellation of the Purchase Order. The Company filed its Answer to the Reconventional Demand on February 12, 2021 and the parties are currently engaged in discovery.

We continue to believe that we have valid legal and equitable grounds to recover our outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. We have determined that a loss related to the Reconventional Demand is not probable, and thus have not accrued a liability related to this claim. Although a loss may be reasonably possible, we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Reconventional Demand given that the dispute is in the early stages of the legal process. As of June 30, 2021, outstanding funds in the amount of $0.9 million related to undelivered respiratory equipment are included within other long-term assets.

Governmental and Regulatory Matters

From time to time we are involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of recoupment of reimbursement, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government healthcare programs.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2021 and 2020
In May of 2021, a final report and recommendation (“Report”) was issued by the U.S. Department of Health and Human Services Office of the Inspector General (“OIG”) regarding an audit by OIG of claims relating to one hundred (100) of the Company’s non-invasive ventilation at home (“NIVH”) patients. The OIG asserted that most of the sampled Medicare claims submitted for the monthly rental of non-invasive ventilators did not comply with Medicare requirements. The Company firmly believes that the Report ignores each patient’s diagnosis and supporting documentation of that diagnosis from treating and prescribing physicians and applies clinical guidelines that are contrary to CMS’s accepted standard of care. In late June of 2021, the Company received initial request letters from DME Medicare Administrative Contractors referencing the Report and requesting repayment of purported overpayments. The Company has responded to each initial request by submitting a rebuttal and by filing a redetermination appeal as prescribed by the initial request letters and by statute, and the Company intends to continue to defend itself vigorously through Redetermination appeals, Reconsideration appeals, Administrative Law Judge appeals, Medicare Appeals Council review, and ultimately through Federal Court, if necessary. Based on initial discussions with CMS, a review of the current facts and circumstances as we understand them, and the nature of the requests, we have determined that a loss is not probable but may be reasonably possible. Accordingly, no related accrual has been recorded. The value of the population of associated claims within the 4-year reopening period prescribed by statute is less than $9 million. Management estimates that a possible loss, if any, will not exceed this amount. It is possible that the ultimate resolution of this matter, if unfavorable, could materially and adversely affect the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

9.     Income Taxes

For the six months ended June 30, 2021, the Company recorded income tax expense of $1.0 million, which includes a discrete tax benefit of $0.9 million for excess tax benefits associated with stock-based compensation arrangements. Excluding the impact of the discrete tax benefit, the effective rate for the six months ended June 30, 2021 is 44.1%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences, Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on our operating results. During the six months ended June 30, 2020, the Company released a valuation allowance associated with deferred tax assets, resulting in a 6.5 million benefit during that period.

At June 30, 2021 and 2020, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2016.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2021 and 2020
The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator - basic and diluted:
Net income attributable to shareholders	$1,566	$19,412	$3,250	$23,655

Denominator:
Basic weighted-average number of common shares	39,584,064	38,665,765	39,357,992	38,348,310
Diluted weighted-average number of shares	41,028,742	40,814,238	40,849,311	40,103,016

Basic earnings per share	$0.04	$0.50	$0.08	$0.62
Diluted earnings per share	$0.04	$0.48	$0.08	$0.59

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	39,584,064	38,665,765	39,357,992	38,348,310
Stock options and other dilutive securities	1,444,678	2,148,473	1,491,319	1,754,706
Diluted weighted-average number of shares	41,028,742	40,814,238	40,849,311	40,103,016

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options that were de minimis in all periods presented.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
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

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. We are closely monitoring the impact of the COVID-19 pandemic on our business. The suspension of Medicare sequestration through December 31, 2021 (resulting in a 2% increase in Medicare payments to all providers) and recent regulatory guidance from CMS expanding telemedicine and reducing documentation requirements during the emergency period are expected to result in increased revenues for certain products and services. However, based on the duration and severity of the impacts of the COVID-19 pandemic, including but not limited to any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home, and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts, we are uncertain of the ultimate impact COVID-19 could have on our business, financial condition and results of operations.

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

Forward-looking statements relate to future events or future performance and reflect the expectations or beliefs of management regarding future events, and include, but are not limited to, statements with respect to: operating results; profitability; financial condition and resources; anticipated needs for working capital; liquidity; capital resources; capital expenditures; milestones; licensing milestones; information with respect to future growth and growth strategies; anticipated trends in our industry; our future financing plans; timelines; currency fluctuations; government regulation; unanticipated expenses; commercial or governmental disputes or claims; limitations on insurance coverage or other reimbursement; and availability of cash flow to fund capital requirements.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which the we operate; the impact of the COVID-19 pandemic and of the actions taken by governmental authorities, individuals and companies in response to the pandemic on our business, financial condition and results of operations, including on our patient base, revenues, employees, and equipment and supplies; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; our novel business model; the risk that the clinical application of treatments that demonstrate positive results in a study may not be positively replicated or that such test results may not be predictive of actual treatment results or may not result in the adoption of such treatments by providers; the state of the capital markets; the availability of funds and resources to pursue operations; reductions in reimbursement rates and audits of reimbursement claims by various governmental and private payor entities; dependence on few payors; possible new drug discoveries; dependence on key suppliers and the recall of certain Royal Philips BiPAP and CPAP devices and ventilators that we distribute and sell; granting of permits and licenses in a highly regulated business; competition; low profit market segments; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; the failure of third parties to comply with their obligations; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; changes in foreign currency rates; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; our status as an emerging growth company and a smaller reporting company; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, such as the COVID-19 pandemic, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 77.3% and 81.9% of our traditional revenue, excluding COVID-19 response sales and services, for the three months ended June 30, 2021 and 2020, respectively, and 78.6% and 82.0% for the six months ended June 30, 2021 and 2020, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in 46 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of June 30, 2021, we employed 285 licensed RTs, representing approximately 50% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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

These measures have not had a material adverse impact on our consolidated operating results for the three months ended June 30, 2021, but we have experienced curtailment of revenue growth in certain of our product categories due to the disruption in our access to physician and facility referral sources. This curtailment was slightly offset by revenue related to COVID-19 response sales and services. We cannot assure you that future governmental policies and initiatives will not significantly disrupt our operations or adversely affect our ability to provide services to our patients in the future. In addition, our current ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing although at lower levels than in recent periods.

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
June 30, 2021 and 2020
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

In 2019, CMS announced the inclusion of noninvasive ventilator products on the list of products subject to the competitive bidding program for Round 2021, which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenues (approximately 78.6% of total traditional revenue, excluding COVID-19 response sales and services, for the six months ended June 30, 2021). On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President's exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. The next competitive bidding round is anticipated to begin no sooner than January 1, 2024. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas, however, we are uncertain if non-invasive ventilators, oxygen, and PAP devices will be included in future competitive bidding programs.

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Financial Information:
Revenue	$27,399	$28,416	$31,202	$33,447	$42,854	$23,806	$21,448	$20,368
Gross Profit	17,625	17,742	19,178	19,453	25,927	15,553	14,243	14,050
Gross Profit %	64%	62%	61%	58%	61%	65%	66%	69%
Net Income	1,566	1,684	5,071	2,804	19,412	4,243	2,388	2,853
Cash (As of)	31,151	31,097	30,981	32,396	29,707	8,409	13,355	12,630
Total Assets (As of)	111,014	113,001	112,560	113,969	112,178	86,801	82,596	79,981
Adjusted EBITDA(1)	6,847	5,468	9,458	7,720	16,287	7,869	5,569	4,883
Operational Information:
Vent Patients(2)	8,103	7,733	7,892	7,788	7,705	7,965	7,759	7,421
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020:

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
Revenue	$27,399	100.0%	$42,854	100.0%	$(15,455)	(36.1)%
Cost of revenue	9,774	35.7%	16,927	39.5%	(7,153)	(42.3)%
Gross profit	17,625	64.3%	25,927	60.5%	(8,302)	(32.0)%
Selling, general and administrative	12,884	47.0%	16,428	38.3%	(3,544)	(21.6)%
Research and development	583	2.1%	271	0.6%	312	115.1%
Stock-based compensation	1,236	4.5%	1,196	2.8%	40	3.3%
Depreciation	207	0.8%	205	0.5%	2	1.0%
Loss (gain) on disposal of property and equipment	83	0.3%	(1,458)	(3.4)%	1,541	NM
Other expense (income)	(32)	(0.1)%	(3,574)	(8.3)%	3,542	(99.1)%
Income from operations	2,664	9.7%	12,859	30.0%	(10,195)	(79.3)%
Non-operating expenses
Loss (gain) from equity method investments	(231)	(0.8)%	(42)	(0.1)%	(189)	450.0%
Interest expense, net	83	0.3%	135	0.3%	(52)	(38.5)%
Net income before taxes	2,812	10.3%	12,766	29.8%	(9,954)	(78.0)%
Provision (benefit) for income taxes	1,246	4.5%	(6,646)	(15.5)%	7,892	NM
Net income	$1,566	5.7%	$19,412	45.3%	$(17,846)	(91.9)%

Revenue

The following table summarizes our revenue for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$20,305	74.1%	$18,951	44.2%	$1,354	7.1%
Other durable medical equipment rentals	3,304	12.1%	2,288	5.4%	1,016	44.4%
Net revenue from sales and services
Equipment and supply sales	2,108	7.7%	1,637	3.8%	471	28.8%
COVID-19 response sales and services	1,136	4.1%	19,712	46.0%	(18,576)	(94.2)%
Service revenues	546	2.0%	266	0.6%	280	105.3%
Total net revenue	$27,399	100.0%	$42,854	100.0%	$(15,455)	(36.1)%

For the three months ended June 30, 2021, net revenue totaled $27.4 million, a decrease of $15.5 million (or 36.1%) from the comparable period in 2020. Excluding COVID-19 response sales and services revenue, net revenue increased $3.1 million (or 13.5%) from the comparable period in 2020. The non-COVID-19 related net revenue growth was primarily driven by an increase in ventilator rental revenue of $1.4 million (or 7.1%) and rental revenue from other DME of $1.0 million (or 44.4%) related to oxygen therapy and PAPs. Non-COVID-19 related equipment sales and services combined increased by $0.8 million (or 39.5%) from the comparable three month period in 2020, primarily as a result of increasing demand for home sleep studies and respiratory supplies for our PAP patients.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
During the three months ended June 30, 2021, net revenue of COVID-19 response sales and services totaled $1.1 million, compared to $19.7 million during the comparable three month period in 2020 during the height of the pandemic. Current period COVID-19 response sales and services consist primarily of contact and vaccination tracing services. While we expect further COVID-19 response related revenue during the remainder of 2021, the incremental revenue is expected to decline and impact of such revenue remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment, supplies, and services from other suppliers.

As we continue to expand geographically and further penetrate existing territories, we expect growth in our active ventilator patient base and ventilator rental revenue, as well as in our other growing respiratory offerings, though in the short term we anticipate growth to occur at a slightly slower rate than historically realized.

Cost of revenue and gross profit

For the three months ended June 30, 2021, cost of revenue totaled $9.8 million, a decrease of $7.2 million (or 42.3%) from the comparable period in 2020. For the three months ended June 30, 2021, COVID-19 response sales and services accounted for $0.7 million (or 7.4%) of these costs, compared to $9.2 million (or 54.3%) of these costs from the comparable period in 2020. Gross profit percentage increased from 60.5% in the three months ended June 30, 2020 to 64.3% in the three months ended June 30, 2021. Excluding COVID-19 response sales and services, gross profit percentage for the three months ended June 30, 2021 and 2020 was 65.5% and 66.6%, respectively. The reduction in overall gross profit percentage is due to fluctuations in product and service mix, including the significant increase in net revenue for non-ventilator related products and services. We expect our gross profit percentage for our normal operations (non-COVID-19 related) to remain relatively consistent with the current quarter through the end of 2021.

Selling, general and administrative expense

For the three months ended June 30, 2021, selling, general and administrative expenses totaled $12.9 million, a decrease of $3.5 million (or 21.6%) from the comparable prior period. Selling, general, and administrative expenses as a percentage of revenue increased to 47.0% for the three months ended June 30, 2021 compared to 38.3% for the three months ended June 30, 2020.

The decrease in overall selling, general and administrative expense as compared to the prior period is primarily attributable to a decrease in employee related expenses associated with variable and incentive based compensation, including share based phantom stock compensation. Variable and incentive compensation declined $6.0 million from the comparable period, including a $4.4 million decrease related to the remeasurement of the impact of our phantom stock plan. As we continue to grow into new markets and increase our employee count, we expect selling, general and administrative expenses will grow proportionally as a percentage of revenue through the end of 2021.

Research and development

For the three months ended June 30, 2021, research and development expense totaled $0.6 million, an increase of $0.3 million (or 115.1%) from the comparable period in 2020. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will continue to increase in 2021 relative to 2020 costs.

Loss on disposal of property and equipment

For the three months ended June 30, 2021, we recorded a loss on disposal of property and equipment of $0.1 million, compared to a gain of $1.5 million during the comparable period in 2020. During the three months ended June 30, 2020, as a result of our COVID-19 response efforts, certain of our previously placed in service property and equipment was sold and gains resulting from these disposals was recognized. We expect disposals of equipment to generally remain consistent with historical trends.

Other expense (income)

During the three months ended June 30, 2020, we recorded income from the receipt of Provider Relief Fund payments of $3.5 million in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic as described in detail above. There was no receipt of payments from the Provider Relief Fund during the three months ended June 30, 2021. We expect other expense (income) to remain at immaterial levels.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
Stock-based compensation

For the three months ended June 30, 2021, stock-based compensation totaled $1.2 million, remaining consistent with the comparable period in 2020. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained near or below 5%.

Interest expense, net

For the three months ended June 30, 2021, net interest expense totaled $0.1 million, a decrease of $0.1 million (or 38.5%) from the comparable period in 2020, as a result of declines in index rates associated with loans. We expect net interest expense to remain relatively consistent with the current quarter through the end of 2021.

Provision (benefit) for income taxes

For the three months ended June 30, 2021, the provision for income taxes was a $1.2 million expense, compared to a $6.6 million benefit during the 2020 period. At June 30, 2020, the Company determined that it was more likely than not that deferred tax assets would be realized, and during the three month period ended June 30, 2020, made an adjustment to the deferred tax asset valuation allowance, which resulted in a net benefit for the period. Our annual estimated effective tax rate for 2021 is 44.1%.

Net income

For the three months ended June 30, 2021, net income was $1.6 million, a decrease of $17.8 million (or 91.9%) from the comparable period in 2020. Net income as a percentage of net revenue decreased from 45.3% for the three months ended June 30, 2020 to 5.7% for the three months ended June 30, 2021, primarily due to the decrease in COVID-19 related activities and the comparative benefit from income taxes in the prior period, as described above.

Comparison of the Six Months Ended June 30, 2021 and 2020:

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
Revenue	$55,815	100.0%	$66,660	100.0%	$(10,845)	(16.3)%
Cost of revenue	20,448	36.6%	25,180	37.8%	(4,732)	(18.8)%
Gross profit	35,367	63.4%	41,480	62.2%	(6,113)	(14.7)%
Selling, general and administrative	27,393	49.1%	27,005	40.5%	388	1.4%
Research and development	922	1.7%	445	0.7%	477	107.2%
Stock-based compensation	2,543	4.6%	2,347	3.5%	196	8.4%
Depreciation	407	0.7%	410	0.6%	(3)	(0.7)%
Loss (gain) on disposal of property and equipment	159	0.3%	(2,627)	(3.9)%	2,786	NM
Other expense (income)	(53)	(0.1)%	(3,574)	(5.4)%	3,521	(98.5)%
Income from operations	3,996	7.2%	17,474	26.2%	(13,478)	(77.1)%
Non-operating expenses
Loss (gain) from equity method investments	(451)	(0.8)%	(15)	—%	(436)	NM
Interest expense, net	174	0.3%	293	0.4%	(119)	(40.6)%
Net income before taxes	4,273	7.7%	17,196	25.8%	(12,923)	(75.2)%
Provision (benefit) for income taxes	1,023	1.8%	(6,459)	(9.7)%	7,482	NM
Net income	$3,250	5.8%	$23,655	35.5%	$(20,405)	(86.3)%

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
Revenue

The following table summarizes our revenue for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$40,656	72.9%	$37,651	56.5%	$3,005	8.0%
Other durable medical equipment rentals	6,234	11.2%	4,409	6.6%	1,825	41.4%
Net revenue from sales and services
Equipment and supply sales	3,876	6.9%	3,272	4.9%	604	18.5%
COVID-19 response sales and services	4,091	7.3%	20,752	31.1%	(16,661)	(80.3)%
Service revenues	958	1.7%	576	0.9%	382	66.3%
Total net revenue	$55,815	100.0%	$66,660	100.0%	$(10,845)	(16.3)%

For the six months ended June 30, 2021, revenue totaled $55.8 million, a decrease of $10.8 million (or 16.3%) from the comparable period in 2020. Non-COVID-19 related net revenue increased $5.8 million (or 12.7%) from the comparable period in 2020. Ventilator rental revenue increased $3.0 million (or 8.0%) due to our growth in active ventilator patient base. In addition to the ventilator rental revenue growth, rental revenue from other DME grew $1.8 million (or 41.4%) from oxygen therapy and PAPs. In the short term, we anticipate our growth to occur at a slower rate than in recent periods as a result of the pandemic.

Non-COVID-19 related equipment sales and services combined increased by $1.0 million (or 25.6%) from the comparable period in 2020, primarily as a result of increasing demand for home sleep studies and associated supplies for our PAP patients.

Cost of revenue and gross profit

For the six months ended June 30, 2021, cost of revenue totaled $20.4 million, a decrease of $4.7 million (or 18.8%) from the comparable period in 2020. For the six months ended June 30, 2021 and 2020, gross profit percentage increased from 62.2% to 63.4%. Excluding COVID-19 response sales and services, gross profit percentage for the six months ended June 30, 2021 was 65.5%. We expect our gross profit percentage for our normal operations (non-COVID-19 related) to remain relatively consistent with the current quarter through the end of 2021.

Selling, general and administrative expense

For the six months ended June 30, 2021, selling, general and administrative expenses totaled $27.4 million, an increase of $0.4 million (or 1.4%) from the comparable period in 2020. Excluding COVID-19 related revenues, selling, general and administrative expenses as a percentage of net revenue decreased to 53.0% for the six months ended June 30, 2021, compared to 58.8% for the six months ended June 30, 2020. The change in overall selling, general and administrative expense as compared to the prior year period is attributable to lower variable and incentive based employee compensation and higher employee related expenses to accommodate the overall growth of the Company, as our full time employee count increased to 575 at June 30, 2021, compared to 459 at June 30, 2020, an increase of 25.3%. We expect selling, general and administrative expenses will grow proportionally as a percentage of revenue through the end of 2021.

Research and development

For the six months ended June 30, 2021, research and development expense totaled $0.9 million, an increase of $0.5 million (or 107.2%) from the comparable period in 2020. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will continue to increase in 2021 relative to 2020 costs.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
Loss on disposal of property and equipment

For the six months ended June 30, 2021, we recorded a loss on disposal of property and equipment of $0.2 million, compared to a gain of $2.6 million during the comparable period in 2020. As a result of our efforts for the COVID-19 response as described above, certain of our previously placed in service property and equipment was sold. As a result, during the six months ended June 30, 2020, we recorded sales proceeds on used equipment of $5.0 million which resulted in a net gain on disposal for related equipment of $3.5 million, partially offset by a loss of $0.8 million on property and equipment unrelated to COVID-19. We expect disposals of equipment to generally remain consistent with historical trends through the remainder of the year.

Other expense (income)

During six months ended June 30, 2020, we recorded income from the receipt of Provider Relief Fund payments of $3.5 million in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic as described in detail above. There was no receipt of payments from the Provider Relief Fund during the six months ended June 30, 2021.

Stock-based compensation

For the six months ended June 30, 2021, stock-based compensation totaled $2.5 million, an increase of $0.2 million (or 8.4%) from the comparable period in 2020. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained under 5%.

Interest expense, net

For the six months ended June 30, 2021, net interest expense totaled $0.2 million, a decrease of $0.1 million from the comparable period in 2020, as a result of declines in index rates associated with loans. We expect net interest expense to remain materially consistent through the end of 2021.

Provision (benefit) for income taxes

For the six months ended June 30, 2021, the provision for income taxes was a $1.0 million expense, compared to a $6.5 million benefit during the 2020 period. At June 30, 2020, the Company determined that it was more likely than not that deferred tax assets would be realized, and during the six month period ended June 30, 2020, made an adjustment to the deferred tax asset valuation allowance, which resulted in a net benefit for the period. As we continue to incur substantial capital expenditures to acquire medical equipment to accommodate our patient base growth, combined with the deferred tax assets, we expect most near-term cash tax payments for federal and state tax liabilities to remain relatively consistent.

Net income

For the six months ended June 30, 2021, net income was $3.3 million, a decrease of $20.4 million (or 86.3%) from the comparable period in 2020. Net income as a percentage of revenue decreased from 35.5% for the six months ended June 30, 2020 to 5.8% for the six months ended June 30, 2021, driven by a decrease in COVID-19 related sales and the comparative benefit from income taxes in the prior period, as described above.

Non-GAAP Financial Measures

The Company uses Adjusted EBITDA, which is a financial measure that is not prepared in accordance with generally accepted accounting principles in the United States ("GAAP") to analyze its financial results and believes that it is useful to investors, as a supplement to U.S. GAAP measures. Management believes Adjusted EBITDA provides helpful information with respect to the Company’s operating performance as viewed by management, including a view of the Company’s business that is not dependent on the impact of the Company’s capitalization structure and items that are not part of the Company’s day-to-day operations. Management uses Adjusted EBITDA (i) to compare the Company’s operating performance on a consistent basis, (ii) to calculate incentive compensation for the Company’s employees, (iii) for planning purposes, including the preparation of the Company’s internal annual operating budget, and (iv) to evaluate the performance and effectiveness of the Company’s operational strategies. Accordingly, management believes that Adjusted EBITDA provides useful information in understanding and evaluating the Company’s operating performance in the same manner as management.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
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
The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Net Income	$1,566	$1,684	$5,071	$2,804	$19,412	$4,243	$2,388	$2,853
Add back:
Depreciation	2,716	2,609	2,835	2,425	2,190	$2,130	$2,003	$1,659
Interest expense	83	91	100	116	135	$158	$212	$56
Unrealized (gain) loss on warrant conversion liability	—	—	—	—	—	$—	$—	$(800)
Stock-based compensation	1,236	1,307	1,301	1,234	1,196	$1,151	$908	$1,064
Income tax expense (benefit)	1,246	(223)	151	1,141	(6,646)	$187	$58	$51
Adjusted EBITDA	$6,847	$5,468	$9,458	$7,720	$16,287	$7,869	$5,569	$4,883

Use of Non-GAAP Financial Measures

Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to revenue or net income, as applicable, or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of the Company's liquidity, and may not be comparable to other similarly titled measures of other businesses. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2021 was $31.2 million, compared to $31.0 million at December 31, 2020. Based on our current plan of operations, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully undrawn as of June 30, 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Net Cash provided by (used in):
Operating activities	$8,811	$21,988
Investing activities	(4,758)	(620)
Financing activities	(3,883)	(5,016)
Net increase in cash and cash equivalents	$170	$16,352

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2021 was $8.8 million, resulting from net income of $3.3 million and non-cash net income adjustments of $12.0 million, which was partially offset by a decrease in net operating liabilities of $3.4 million and an increase in net operating assets of $3.1 million. The non-cash net income adjustments primarily consisted of $3.4 million in change of allowance for doubtful accounts, $5.3 million of depreciation, $0.2 million of loss on disposal of property and equipment, $2.5 million of stock-based compensation, $0.5 million gain on equity investments and $1.0 million change in deferred tax asset. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $3.2 million and an increase in inventory of $0.2 million, partially offset by a decrease in prepaid expenses and other assets of $0.3 million. The changes in operating liabilities primarily consisted of an increase in accounts payable of $0.4 million, and an increase in deferred revenue of $0.3 million, partially offset by a decrease in accrued liabilities of $3.8 million and a decrease in income tax payable of $0.3 million.

Net cash provided by operating activities during the six months ended June 30, 2020 was $22.0 million, resulting from net income of $23.7 million, non-cash net income adjustments of $1.8 million, and an increase in net operating liabilities of $7.2 million, which was partially offset by an increase in net operating assets of $10.6 million. The non-cash net income adjustments primarily consisted of $5.6 million in change of allowance for doubtful accounts, $4.3 million of depreciation, $2.6 million of gains on disposal of property and equipment, change in deferred tax asset of $7.8 million and $2.3 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $5.1 million and an increase in inventory of $5.2 million. The changes in operating liabilities primarily consisted of an increase in accounts payable of $2.0 million and an increase in accrued liabilities of $3.8 million. The increase in our operating assets was primarily driven by accounts receivable related to COVID-19 response sales occurring during the quarter. Included in our operating cash flows for the period is the receipt of $3.5 million in Provider Relief Funds.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 was $4.8 million, consisting of $5.0 million of purchases of property and equipment, partially offset by $0.3 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Combining cash purchases of property and equipment and equipment financed through finance leases, our total capital expenditures for the six months ended June 30, 2021 were $5.1 million. This represents a $3.6 million, or 41.3%, decrease year over year.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
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

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2021 was $3.9 million, consisting of $0.8 million in principal payments on the Term Note (as defined below), $1.7 million in repayments of finance lease liabilities, and $1.4 million for shares redeemed and canceled for tax withholding in connection with RSUs vested in the period.

Net cash used in financing activities during the six months ended June 30, 2020 was $5.0 million, consisting of $0.8 million in principal payments on the Term Note and $5.9 million in repayments of finance lease liabilities, partially offset by $1.8 million of proceeds from the exercise of stock options.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at June 30, 2021 or December 31, 2020. While we currently have no immediate plans to draw on this line of credit, the line of credit allows flexibility in funding our future operations subject to compliance with the covenants described above.

Under the Commercial Business Loan Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Debt to Adjusted EBITDA, a Loan-to-Value Ratio and a Fixed Charged Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder and failure to observe or perform certain covenants. The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at June 30, 2021.

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

Sources of funds

Our cash provided by operating activities in the six months ended June 30, 2021 was $8.8 million compared to $22.0 million in the six months ended June 30, 2020.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
HHS Provider Relief Funds

During the quarter ending June 30, 2020, the Company received $3.5 million of Provider Relief Funds from the HHS that was provided to eligible healthcare providers out of the $100 billion Public Health and Social Services Emergency Fund provided for in the CARES Act. The funds are allocated to eligible healthcare providers for expenses and lost revenue attributable to the COVID-19 pandemic. The HHS has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions are modified, it may affect the Company's ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, the Company has utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

As of June 30, 2021, we had cash and cash equivalents of $31.2 million.

Use of funds

Our principal uses of cash are funding our new rental assets and other capital purchases, operations, and other working capital requirements. Our cash provided by operating activities has accumulated over time and now is a significant source of capital to the business.

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

For the six months ended June 30, 2021, the Company repurchased and canceled 181,320 common shares at a cost of $1.4 million due to tax withholding for RSUs vesting. The Company’s retained earnings were reduced by the amount paid for the shares repurchased for cancellation.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $283,000 and $223,000 for the three months ended June 30, 2021 and 2020, respectively, and $457,000 and $402,000 for the six months ended June 30, 2021 and 2020, respectively.

Off balance sheet arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its results of operations or financial condition.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2021 and 2020
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

We also provide sleep study services to customers and recognize revenue when the sleep study results are complete, satisfying the performance obligation. In response to the COVID-19 pandemic, we began offering contact and vaccine tracing services, which revenues are recognized in the period in which the service has been provided. The transaction price on equipment sales, sleep studies and contact and vaccine tracing is the amount that we expect to receive in exchange for the goods and services provided. Due to the nature of the DME business, gross charges are retail charges and generally do not reflect what we are ultimately paid. As such, the transaction price is constrained for the difference between the gross charge and what is estimated to be collected from payors and from patients. The transaction price therefore is predominantly based on contractual payment rates as determined by the payors. We do not generally contract with uninsured customers. The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

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
June 30, 2021 and 2020

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

Returns and refunds are not accepted on equipment sales, sleep study services or contact and vaccine tracing services. We do not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. We do not have any partially or unfilled performance obligations related to contracts with customers and as such, we have no contract liabilities as of June 30, 2021.

Allowance for doubtful accounts

We estimate that a certain portion of receivables from customers may not be collected and maintain an allowance for doubtful accounts. We evaluate the net realizable value of accounts receivable as of the date of Consolidated Balance Sheets. Specifically, we consider historical realization data including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that the estimates could change, which could have a material impact on the operations and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. Our allowance for doubtful accounts was $7.3 million and $9.3 million as of June 30, 2021 and 2020, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

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
June 30, 2021 and 2020
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
June 30, 2021 and 2020
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
June 30, 2021 and 2020
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various ongoing or threatened legal actions and other proceedings, including those that arise in the ordinary course of business, which may include employment matters, breach of contract disputes, as well as governmental and regulatory matters. Please read Note 8—Commitments and Contingencies to our condensed consolidated financial statements for more information. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

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

The recall of certain Royal Philips BiPAP and CPAP devices and ventilators that we distribute and sell could have a significant negative impact on our business, reputation, results of operations, financial condition and prospects.

On June 14, 2021, Royal Philips (“Philips”) initiated a voluntary recall notification with the U.S. Food and Drug Administration (“FDA”) for certain Philips BiPAP (bi-level positive airway pressure) and CPAP (continuous positive airway pressure) and mechanical ventilator devices that we distribute and sell. Philips initiated this recall to address potential health risks related to the polyester-based polyurethane (“PE-PUR”) sound abatement foam component in these devices. To date, Philips has produced millions of BiPAP and CPAP devices and ventilators using the PE-PUR sound abatement foam. Despite a complaint rate of 0.03% in 2020, Philips determined based on testing that there are possible health risks to users of the devices related to this type of foam, including that the foam may degrade into particles that may be ingested or inhaled by the user, and that the foam may off-gas certain chemicals. According to Philips, the potential risks of particulate exposure include headache, irritation, inflammation, respiratory issues, and possible toxic and carcinogenic effects, and the potential health risks of chemical exposure due to off-gassing include headache, irritation, hypersensitivity, nausea/vomiting, and possible toxic and carcinogenic effects.

Philips has stated that it (i) is providing the relevant regulatory agencies with required information related to the launch and implementation of the projected correction, (ii) will replace the current sound abatement foam with a new material, (iii) has already begun the preparations, which include obtaining the relevant regulatory clearances, and (iv) aims to address all affected devices in scope of this correction as expeditiously as possible. While Philips produces alternative CPAP devices and ventilators that are not impacted by the recall, these alternative CPAP devices and ventilators are being used to replace recalled CPAP devices and ventilators rather than be sold to suppliers for placement with newly diagnosed patients. Depending on the time it takes for the FDA and Philips to resolve the issue, potential delays and shortages of BiPAP and CPAP devices and ventilators may occur in our industry, which could have a significant negative impact on our business, reputation, results of operations, financial condition and prospects if we are unable to procure replacement products at a reasonable cost on a timely basis or at all.

Additionally, we do not currently know the full scope of potential risks that may arise as a result of the recall and replacement of BiPAP and CPAP and mechanical ventilator devices described above. Due to the volume of our patients currently using, or who in the past have used, the BiPAP and CPAP and mechanical ventilator devices affected by the recall described above as well as future users of any replacement devices, any litigation, class action or governmental enforcement actions (including, but not limited to, claims relating to product liability, negligence, patient harm including claims for personal injury or wrongful death, consumer protection, or fraud, overpayment or improper billing for services and products affected by the recall or replacement) that may involve us could have a significant negative impact on our business, reputation, results of operations, financial condition and prospects. In general, the reporting of product defects or voluntary recalls to the FDA or analogous regulatory bodies outside the United States could result in manufacturing audits, inspections and broader recalls or other disruptions to our and/or our suppliers’ businesses. The recall described above and future recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

VIEMED HEALTHCARE, INC.
June 30, 2021 and 2020
Revenue we receive from third-party payors as well as Medicare and Medicaid is subject to potential retroactive reduction.

Payments we receive from governmental healthcare programs, including Medicare and Medicaid, and private third-party payors can be retroactively adjusted after examination during the claims settlement process or as a result of post-payment audits and subsequent recoupment. Governmental healthcare programs and third-party payors may disallow, in whole or in part, our requests for reimbursement, or recoup amounts previously reimbursed, based on determinations by the payors or their third-party audit contractors that certain costs are not reimbursable because either adequate or additional documentation was not provided or because certain services were not covered or deemed to not be medically necessary. Significant adjustments, recoupments or repayments of our Medicare or Medicaid revenue, and the costs associated with complying with investigative audits by regulatory and governmental authorities, could materially and adversely affect our financial condition, results of operations and cash flows.

For example, in late June of 2021, we received initial request letters from DME Medicare Administrative Contractors referencing a previously disclosed U.S. Department of Health and Human Services Office of the Inspector General (“OIG”) report and recommendation regarding an audit by OIG of claims relating to one hundred of the Company’s non-invasive ventilation at home patients and requesting repayment of purported overpayments within the 4-year reopening period prescribed by statue. See Note 8—Commitments and Contingencies to our condensed consolidated financial statements for more information. The ultimate resolution of this matter, if unfavorable, could materially and adversely affect our financial condition, results of operations, or cash flows.

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

Furthermore, our initial billing of and payments for services that are unsupported by the requisite documentation and satisfaction of any other conditions of payment, regardless of our awareness of the failure at the time of the billing or payment, could expose us to significant fines and penalties. We could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances as well, in addition to any monetary or other fines, penalties or sanctions that we may incur under applicable federal and/or state law. Our repayment of any such amounts, as well as any fines, penalties or other sanctions that we may incur, could be significant and could have a material and adverse effect on our financial condition, results of operations and cash flows.

From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of recoupment of reimbursement, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government healthcare programs. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our financial condition, results of operations and cash flows. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to identification of underlying noncompliance or wrongdoing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Company Repurchases of Equity Securities

The Company did not repurchase any equity securities during the quarter ended June 30, 2021.

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the Loan Agreement, subject to certain exceptions.

VIEMED HEALTHCARE, INC.
June 30, 2021 and 2020
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

3.1	Notice of Articles of Business Corporation Act of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

3.2	Amended and Restated Business Corporation Act Articles of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
# Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

VIEMED HEALTHCARE, INC.
June 30, 2021 and 2020
SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: August 2, 2021

Page 43