Form 10-Q
period 2021-09-30
VIEMED HEALTHCARE, INC.
filed 2021-11-02
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of October 23, 2021, there were 39,630,446 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
September 30, 2021 and 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At September 30, 2021	At December 31, 2020
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$26,867	$30,981
Accounts receivable, net of allowance for doubtful accounts of $7,115 and $9,013 at September 30, 2021 and December 31, 2020, respectively	2	12,696	12,373
Inventory, net of inventory reserve of $1,237 and $1,353 at September 30, 2021 and December 31, 2020, respectively	2	2,622	2,310
Income tax receivable		1,420	—
Prepaid expenses and other assets		3,761	1,511
Total current assets		$47,366	$47,175
Long-term assets
Property and equipment, net	3	59,036	55,056
Equity investments	2	1,942	733
Deferred tax asset	9	6,281	8,733
Other long-term assets	8	861	863
Total long-term assets		$68,120	$65,385

TOTAL ASSETS		$115,486	$112,560

LIABILITIES
Current liabilities
Trade payables		$4,734	$2,096
Deferred revenue		3,795	3,409
Income taxes payable		—	340
Accrued liabilities	4	9,283	12,595
Current portion of lease liabilities	5	481	2,741
Current portion of long-term debt	5	1,906	1,836
Total current liabilities		$20,199	$23,017
Long-term liabilities
Accrued liabilities	7	730	1,292
Long-term lease liabilities	5	834	762
Long-term debt	5	4,347	5,796
Total long-term liabilities		$5,911	$7,850
TOTAL LIABILITIES		$26,110	$30,867

Commitments and Contingencies	8	—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 39,630,446 and 39,185,182 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7	$13,957	$9,181
Additional paid-in capital		6,501	7,320
Accumulated other comprehensive loss		(330)	(451)
Retained earnings		69,248	65,643
TOTAL SHAREHOLDERS' EQUITY		$89,376	$81,693

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$115,486	$112,560

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2021	2020	2021	2020
Revenue	2	$29,285	$33,447	$85,100	$100,107

Cost of revenue		10,904	13,994	31,352	39,174

Gross profit		$18,381	$19,453	$53,748	$60,933

Operating expenses
Selling, general and administrative		13,260	13,550	40,653	40,555
Research and development		576	243	1,498	688
Stock-based compensation	7	1,302	1,234	3,845	3,581
Depreciation		211	202	618	612
Loss (gain) on disposal of property and equipment		145	203	304	(2,424)
Other expense (income)		(32)	(19)	(85)	(3,593)
Income from operations		$2,919	$4,040	$6,915	$21,514

Non-operating income and expenses
Income from equity method investments		(331)	(21)	(782)	(36)
Interest expense, net of interest income	5	75	116	249	409

Net income before taxes		3,175	3,945	7,448	21,141
Provision (benefit) for income taxes	9	1,386	1,141	2,409	(5,318)

Net income		$1,789	$2,804	$5,039	$26,459

Other comprehensive income (loss)
Change in unrealized gain/loss on derivative instruments, net of tax		21	24	121	(321)
Other comprehensive income (loss)		$21	$24	$121	$(321)

Comprehensive income		$1,810	$2,828	$5,160	$26,138

Net income per share
Basic	10	$0.05	$0.07	$0.13	$0.69
Diluted	10	$0.04	$0.07	$0.12	$0.66

Weighted average number of common shares outstanding:
Basic	10	39,607,540	39,107,640	39,442,088	38,603,267
Diluted	10	40,659,353	41,155,668	40,716,747	40,377,608

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2019	37,952,660	$3,366	$6,377	$(157)	$34,113	$43,699
Stock-based compensation - options	—	—	891	—	—	891
Stock-based compensation - restricted stock	—	—	260	—	—	260
Exercise of options	4,737	15	—	—	—	15
Shares issued for vesting of restricted stock units	529,375	3,276	(3,276)	—	—	—
Change in accumulated other comprehensive loss, net of tax	—	—	—	(312)	—	(312)
Net income	—	—	—	—	4,243	4,243
Shareholders' equity, March 31, 2020	38,486,772	$6,657	$4,252	$(469)	$38,356	$48,796

Stock-based compensation - options	—	—	933	—	—	933
Share-based compensation - restricted stock	—	—	263	—	—	263
Exercise of options	596,160	1,757	—	—	—	1,757
Change in accumulated other comprehensive loss, net of tax	—	—	—	(33)	—	(33)
Net income	—	—	—	—	19,412	19,412
Shareholders' equity, June 30, 2020	39,082,932	$8,414	$5,448	$(502)	$57,768	$71,128

Stock-based compensation - options	—	—	945	—	—	945
Stock-based compensation - restricted stock	—	—	289	—	—	289
Exercise of options	2,400	8	—	—	—	8
Shares issued for vesting of restricted stock units	59,850	663	(663)	—	—	—
Change in accumulated other comprehensive loss, net of tax	—	—	—	24	—	24
Net income	—	—	—	—	2,804	2,804
Shareholders' equity, September 30, 2020	39,145,182	$9,085	$6,019	$(478)	$60,572	$75,198

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2020	39,185,182	$9,181	$7,320	$(451)	$65,643	$81,693
Stock-based compensation - options	—	—	1,078	—	—	1,078
Stock-based compensation - restricted stock	—	—	229	—	—	229
Exercise of options	16,586	65	—	—	—	65
Shares issued for vesting of restricted stock units	556,840	4,403	(4,403)	—	—	—
Shares redeemed to pay income tax	(181,320)	—	—	—	(1,434)	(1,434)
Change in accumulated other comprehensive loss, net of tax	—	—	—	106	—	106
Net income	—	—	—	—	1,684	1,684
Shareholders' equity, March 31, 2021	39,577,288	$13,649	$4,224	$(345)	$65,893	$83,421

Stock-based compensation - options	—	—	998	—	—	998
Stock-based compensation - restricted stock	—	—	238	—	—	238
Exercise of options	11,011	47	—	—	—	47
Change in accumulated other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Net income	—	—	—	—	1,566	1,566
Shareholders' equity, June 30, 2021	39,588,299	$13,696	$5,460	$(351)	$67,459	$86,264

Stock-based compensation - options	—	—	1,051	—	—	1,051
Stock-based compensation - restricted stock	—	—	251	—	—	251
Shares issued for vesting of restricted stock units	42,147	261	(261)	—	—	—
Change in accumulated other comprehensive loss, net of tax	—	—	—	21	—	21
Net income	—	—	—	—	1,789	1,789
Shareholders' equity, September 30, 2021	39,630,446	$13,957	$6,501	$(330)	$69,248	$89,376

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Nine Months Ended September 30,
	Note	2021	2020
Cash flows from operating activities
Net income		$5,039	$26,459
Adjustments for:
Depreciation		8,192	6,745
Change in allowance for doubtful accounts	2	5,250	7,031
Change in inventory reserve		(116)	—
Share-based compensation	7	3,845	3,581
Distributions of earnings received from equity method investments		172	—
Income from equity method investments		(782)	(36)
Loss (gain) on disposal of property and equipment		304	(2,424)
Deferred income tax expense (benefit)		2,410	(7,593)
Net change in working capital
Increase in accounts receivable		(5,573)	(6,986)
Increase in inventory		(196)	(1,402)
Increase in prepaid expenses and other assets		(2,259)	(1,771)
Increase in trade payables		2,638	2,739
Increase in deferred revenue		386	297
(Decrease) increase in accrued liabilities		(3,711)	2,397
Change in income tax payable/receivable		(1,760)	282
Net cash provided by operating activities		$13,839	$29,319

Cash flows from investing activities
Purchase of property and equipment		(13,080)	(8,204)
Investment in equity investments		(599)	(30)
Proceeds from sale of property and equipment		496	5,187
Net cash used in investing activities		$(13,183)	$(3,047)

Cash flows from financing activities
Proceeds from exercise of options		112	1,780
Principal payments on notes payable	5	(113)	(104)
Principal payments on term note	5	(1,255)	(1,199)
Shares redeemed to pay income tax	7	(1,434)	—
Repayments of lease liabilities		(2,080)	(7,708)
Net cash used in financing activities		$(4,770)	$(7,231)

Net (decrease) increase in cash and cash equivalents		(4,114)	19,041
Cash and cash equivalents at beginning of year		30,981	13,355
Cash and cash equivalents at end of period		$26,867	$32,396

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$278	$437
Cash paid during the period for income taxes, net of refunds received		$1,760	$1,975
Supplemental disclosures of non-cash transactions
Net non-cash changes to finance lease balances		$42	$3,002
Net non-cash changes to operating lease balances		$372	$57

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2021 and 2020

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
September 30, 2021 and 2020
The Company writes off receivables when the likelihood for collection is remote, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The write-offs are charged against the allowance for doubtful accounts.

For the nine months ended September 30, 2021, our evaluation takes into consideration such factors as historical bad debt experience, national and local economic trends and conditions, industry and regulatory conditions, other collection indicators and information about disaggregated receivables. The complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

The estimates and write-offs for the allowance for doubtful accounts for each reporting period were as follows:

	September 30, 2021	September 30, 2020
Balance, beginning of year	$9,013	$7,782
Change in allowance for doubtful accounts	5,250	7,031
Amounts written off	(7,148)	(6,025)
Balance, end of period	$7,115	$8,788

Included in accounts receivable at September 30, 2021 are amounts due from Medicare and Medicaid which represent 36% and 10%, respectively, and 46% combined, of total outstanding receivables. As of December 31, 2020, 46% of total outstanding receivables were due from Medicare and Medicaid.

Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Medicare revenues	53%	57%	56%	58%
Medicaid revenues	9%	9%	9%	8%
Total Medicare and Medicaid	62%	66%	65%	66%

Inventory

Inventory represents non-serialized respiratory supplies that consist of equipment parts, consumables, and associated product supplies and is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. Obsolete and unserviceable inventories are valued at estimated net realizable value. Inventory is presented net of a reserve balance of $1,237,000 and $1,353,000 at September 30, 2021 and December 31, 2020, respectively, that relates to COVID-19 response supplies.

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
September 30, 2021 and 2020
Equity investments

Equity investments on the Condensed Consolidated Balance Sheets are comprised of an investment accounted for under the equity method and an equity investment without a readily determinable fair value which is accounted for under the measurement alternative described in ASC 321-10-35-2.

The following table details the Company’s equity investments:

	September 30, 2021	December 31, 2020
Equity method investments	$744	$134
Other equity investments	1,198	599
Balance, end of period	$1,942	$733

Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Condensed Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Condensed Consolidated Statements of Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of September 30, 2021 that would affect the carrying value of equity method investments.

Other equity investments are investments without a readily determinable fair value which do not qualify for the practical expedient in ASC 820. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of September 30, 2021 on its investments in equity securities without a readily determinable fair value.

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
September 30, 2021 and 2020
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

The revenues from each major source are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$21,305	$19,962	$61,962	$58,672
Other durable medical equipment rentals	3,598	2,649	9,833	7,184
Revenue from sales and services
Equipment and supply sales	2,415	1,890	6,258	3,962
COVID-19 response sales and services	1,452	8,553	5,542	29,306
Service revenues	515	393	1,505	983
Total revenues	$29,285	$33,447	$85,100	$100,107

Revenue Accounting under Topic 842

The Company leases DME such as non-invasive and invasive ventilators, positive airway pressure ("PAP") machines, percussion vests, oxygen concentrator units and other small respiratory equipment to customers for a fixed monthly amount on a month-to-month basis. The customer generally has the right to cancel the lease at any time during the rental period. The Company accounts for these rentals as operating leases.

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
September 30, 2021 and 2020
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

Returns and refunds are not accepted on equipment sales, sleep study services or contact and vaccine tracing services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of September 30, 2021.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2021 and 2020
For determining the fair value of the interest rate swap contract, the Company uses significant other observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. These fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves. The Company presents a positive ending period fair value of the interest rate swap contract in other long-term assets, as a component of long-term assets, and a negative ending period fair value of the interest rate swap contract in accrued liabilities, as a component of long-term liabilities on the Condensed Consolidated Balance Sheets.

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
September 30, 2021 and 2020
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

The following table details the Company’s fixed assets:

	September 30, 2021	December 31, 2020
Medical equipment	$72,795	$63,307
Furniture and equipment	2,410	2,722
Land	2,138	2,138
Buildings	5,863	5,966
Leasehold improvements	296	290
Vehicles	972	922
Less: Accumulated depreciation	(25,438)	(20,289)
Property and equipment, net of accumulated depreciation and amortization	$59,036	$55,056

Depreciation in the amount of $2,656,000 and $2,224,000 is included in cost of revenue for the three months ended September 30, 2021 and 2020, respectively, and in the amount of $7,574,000 and $6,133,000 for the nine months ended September 30, 2021 and 2020, respectively. Included in medical equipment above is equipment acquired under finance lease obligations whose cost and accumulated depreciation at September 30, 2021 total $1,098,000 and $222,000, respectively. At December 31, 2020, cost and accumulated depreciation on equipment acquired under finance lease obligations was $6,900,000 and $885,000, respectively.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2021 and 2020
4.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	September 30, 2021	December 31, 2020
Accrued trade payables	$2,265	$1,252
Accrued commissions payable	388	278
Accrued bonuses payable	2,912	5,190
Accrued vacation and payroll	2,027	844
Current portion of phantom share liability	1,002	4,485
Accrued other liabilities	689	546
Total accrued liabilities	$9,283	$12,595
5.     Debt and Lease Liabilities

Senior Credit Facility

On February 20, 2018, the Company entered a Commercial Business Loan Agreement that provides for Term Loans and Line of Credit with Hancock Whitney Bank.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at September 30, 2021 or December 31, 2020.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2021 and 2020
The recorded balances associated with these term notes, which have terms greater than twelve months, are as follows:

	September 30, 2021	December 31, 2020
Notes payable	$6,253	$7,632
Less:
Current portion of notes payable	(1,906)	(1,836)
Net long-term notes payable	$4,347	$5,796

Under the Commercial Business Loan Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Debt to Adjusted EBITDA, a Loan-to-Value Ratio and a Fixed Charged Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder and failure to observe or perform certain covenants. The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at September 30, 2021.

Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	September 30, 2021	December 31, 2020
Lease liabilities	$1,315	$3,503
Less:
Current portion of lease liabilities	(481)	(2,741)
Net long-term lease liabilities	$834	$762

Finance lease liabilities

The Company has various finance leases for equipment with an implied interest rate at fixed rates up to 9.61%, secured by equipment, due between 2021 and 2024. The Company's weighted average interest rate was 3.74% and 3.17% for all finance lease liabilities outstanding as of September 30, 2021 and 2020, respectively. At September 30, 2021 and 2020, the weighted average lease term was approximately 1.05 years and 0.73 years, respectively. Interest expense related to these finance lease obligations for the three and nine months ended September 30, 2021 amounted to $4,000 and $35,000, respectively. Interest expense related to these finance lease obligations for the three and nine months ended September 30, 2020 amount to $34,000 and $128,000, respectively.

Operating lease liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At September 30, 2021, the weighted average lease term was approximately 3.39 years. Operating rental expenses were $194,000 and $570,000 for the three and nine months ended September 30, 2021, respectively, and $191,000 and $575,000 for the three and nine months ended September 30, 2020, respectively. The related assets for operating lease liabilities have been included with property and equipment on the Condensed Consolidated Balance Sheets.

Included within these operating lease liabilities are real property leases for real estate from a related party. On August 1, 2015, the Company entered ten-year triple net lease agreements for office space with an entity that is affiliated with the Company's CEO, Casey Hoyt, and President, Michael Moore. Rental payments under these related party lease agreements are $20,000 per month, plus taxes, utilities and maintenance. Total rental payments for the use of these properties were $81,000 and $194,000 for the three and nine months ended September 30, 2021, respectively, and $58,000 and $180,000 for the three and nine months ended September 30, 2020, respectively. The expense for these related party rents has been included within selling, general and administrative expenses.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2021 and 2020
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

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	At September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$21,452	$—	$—	$21,452
Interest rate swap	—	(270)	—	(270)
Total	$21,452	$(270)	$—	$21,182

	At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$25,662	$—	$—	$25,662
Interest rate swap	—	(433)	—	(433)
Total	$25,662	$(433)	$—	$25,229

Derivative instruments and hedging activities

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. As of September 30, 2021, the Company holds one interest rate swap contract which matures on May 30, 2026 and has a notional amount of $4.5 million. This contract is designated as a cash flow hedge. In the first nine months of 2021, ineffective portions of the hedge were immaterial. The fair value was $(0.3) million (determined based on Level 2 inputs) and is included in accrued liabilities, as a component of long-term liabilities as of September 30, 2021.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2021 and 2020
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

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 39,630,446 and 39,185,182 shares were issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

For the nine months ended September 30, 2021, the Company repurchased and canceled 181,320 common shares at a cost of $1.4 million due to tax withholding for RSUs vesting. The Company’s retained earnings were reduced by the amount paid for the shares repurchased for cancellation.

Stock-based compensation

Effective June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan"). Upon approval of the Omnibus Plan, no future awards are available to be made under the Company's previous RSU and Option Plans (collectively, the "Former Plan"), and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security-based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,211 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of September 30, 2021, the Company had outstanding options of 3,772,000 and RSUs of 219,000 associated with common shares under the Omnibus Plan.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation - options	$1,051	$945	$3,127	$2,769
Stock-based compensation - restricted stock units	251	289	718	812
Total	$1,302	$1,234	$3,845	$3,581

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2021 and 2020
At September 30, 2021, there was approximately $3,495,000 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized over a weighted-average period of 2.00 years. As of September 30, 2021, there was approximately $852,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 0.90 years.

Options

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2020	3,057	$4.37	7.9 years	$10,362
Issued	829	8.60
Exercised	(28)	3.87
Expired / Forfeited	(86)	8.32
Balance September 30, 2021	3,772	$5.21	7.7 years	$4,343
(1)For presentation purposes, stock options issued with a CAD exercise price have been translated to USD based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

The aggregate intrinsic value of options outstanding was $4,343,000 and options exercisable were $3,798,000 at September 30, 2021. For the nine months ended September 30, 2021, 27,597 shares of common stock were issued pursuant to the exercise of stock options.

At September 30, 2021, the Company had 1,882,000 exercisable stock options outstanding with a weighted average exercise price of $3.65 and a weighted average remaining contractual life of 6.8 years. At December 31, 2020, the Company had 971,000 exercisable stock options outstanding with a weighted average exercise price of $3.09 and a weighted average remaining contractual life of 6.9 years.

The Company accounts for its stock-based compensation in accordance with ASC 718 — Compensation—Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of the stock options granted during the nine months ended September 30, 2021 were as follows:

Exercise price	$8.57 - $9.77
Risk-free interest rate	0.60% - 1.39%
Expected volatility	64.55% - 67.57%
Expected term	5.65 - 5.76 years
Expected dividend yield	Nil
Fair value on date of grant	$5.05 - $5.57

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2021 and 2020
The following table summarizes RSU activity for the nine months ended September 30, 2021:

	Number of RSUs (000's)	Weighted average grant price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2020	684	$3.04	0.22 years	$5,308
Issued	145	7.34
Vested	(600)	2.66
Expired / Forfeited	(10)	6.80
Balance September 30, 2021	219	$6.72	0.90 years	$1,217
(1)All future equity grants will be awarded in USD, therefore, RSUs issued with a CAD grant price have been translated to USD based on the prevailing exchange rate on the date of grant for presentation purposes.
(2)The aggregate intrinsic value of time-based RSUs outstanding was based on our closing stock price on the last trading day of the period.

During the three months ended September 30, 2021, the Company issued 81,394 RSUs with a vesting term of one year and a fair value of $6.38 per share. During the nine months ended September 30, 2021, the Company issued 144,700 RSUs with a vesting term of one to three years and a fair value of $7.34 per share.

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

The following table summarizes phantom share unit activity for the nine months ended September 30, 2021:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2020	985	$7,642
Issued	394	3,766
Vested	(656)	(6,282)
Expired / Forfeited	(109)	(601)
Balance September 30, 2021	614	$3,407
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s stock at that time, the value of issued share equivalents is based on the market price of the Company’s stock at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, the values of expired/forfeited share equivalents and outstanding share equivalents at the end of the period and are based on the market price of the Company's stock at the end of the period. The market price of the Company's stock was $5.55 on September 30, 2021.

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with phantom share units at September 30, 2021 is $1,462,000, with $1,002,000 of this amount included in current accrued liabilities and the remaining portion of $460,000 included in long-term accrued liabilities.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2021 and 2020
The impact associated with the fair value re-measurement of phantom share units is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes expense associated with the phantom share units for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative	$41	$459	$2,400	$4,070

The Company paid cash settlements of $6,282,000 and $4,201,000 during the nine months ended September 30, 2021 and 2020, respectively, pertaining to vestings of cash-settled phantom share units.

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

We continue to believe that we have valid legal and equitable grounds to recover our outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. We have determined that a loss related to the Reconventional Demand is not probable, and thus have not accrued a liability related to this claim. Although a loss may be reasonably possible, we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Reconventional Demand given that the dispute is in the early stages of the legal process. As of September 30, 2021, outstanding funds in the amount of $0.9 million related to undelivered respiratory equipment are included within other long-term assets.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2021 and 2020
In May of 2021, a final report and recommendation (“Report”) was issued by the U.S. Department of Health and Human Services Office of the Inspector General (“OIG”) regarding an audit by OIG of claims relating to one hundred (100) of the Company’s non-invasive ventilation at home (“NIVH”) patients. The OIG asserted that most of the sampled Medicare claims submitted for the monthly rental of non-invasive ventilators did not comply with Medicare requirements. The Company firmly believes that the Report ignores each patient’s diagnosis and supporting documentation of that diagnosis from treating and prescribing physicians and applies clinical guidelines that are contrary to CMS’s accepted standard of care. In late June of 2021, the Company received initial request letters from DME Medicare Administrative Contractors ("MACs") referencing the Report and requesting repayment of purported overpayments. The Company responded to each initial request by submitting a rebuttal and by filing a redetermination appeal as prescribed by the initial request letters and by statute. In September 2021, the MACs informed the Company of unfavorable decisions with respect to the redetermination appeals. The Company intends to continue to defend itself vigorously through the remaining appeals processes which include, in successive order, Reconsideration appeals, Administrative Law Judge appeals, Medicare Appeals Council review, and ultimately through Federal Court, if necessary. The Reconsideration appeals are required to be submitted in writing to the designated Quality Independent Contractor ("QIC") within 180 days of receiving the redetermination appeals letter. The QIC has 60 days to render a reconsideration decision. The timing of additional appeals beyond reconsideration are subject to workload constraints of the reviewing body. Based on initial discussions with CMS, a review of the current facts and circumstances as we understand them, and the nature of the requests, we have determined that a loss is not probable but may be reasonably possible. Accordingly, no related accrual has been recorded. The value of the population of associated claims within the 4-year reopening period prescribed by statute, including any potential interest, is approximately $9 million. Management estimates that a possible loss, if any, will not exceed this amount. It is possible that the ultimate resolution of this matter, if unfavorable, could materially and adversely affect the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

9.     Income Taxes

For the nine months ended September 30, 2021, the Company recorded income tax expense of $2.4 million, which includes a discrete tax benefit of $0.8 million for excess tax benefits associated with stock-based compensation arrangements. Excluding the impact of the discrete tax benefit, the effective rate for the nine months ended September 30, 2021 is 43.4%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on our operating results. During the nine months ended September 30, 2020, the Company released a valuation allowance associated with deferred tax assets, resulting in a $5.3 million benefit during that period.

At September 30, 2021 and 2020, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2016.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2021 and 2020
The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator - basic and diluted:
Net income attributable to shareholders	$1,789	$2,804	$5,039	$26,459

Denominator:
Basic weighted-average number of common shares	39,607,540	39,107,640	39,442,088	38,603,267
Diluted weighted-average number of shares	40,659,353	41,155,668	40,716,747	40,377,608

Basic earnings per share	$0.05	$0.07	$0.13	$0.69
Diluted earnings per share	$0.04	$0.07	$0.12	$0.66

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	39,607,540	39,107,640	39,442,088	38,603,267
Stock options and other dilutive securities	1,051,813	2,048,028	1,274,659	1,774,341
Diluted weighted-average number of shares	40,659,353	41,155,668	40,716,747	40,377,608

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2021 and 2020
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

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. We are closely monitoring the impact of the COVID-19 pandemic on our business. The suspension of Medicare sequestration through December 31, 2021 (resulting in a 2% increase in Medicare payments to all providers) and regulatory guidance from CMS expanding telemedicine and reducing documentation requirements during the emergency period are expected to result in increased revenues for certain products and services. However, based on the duration and severity of the impacts of the COVID-19 pandemic, including but not limited to any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home, and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts, we are uncertain of the ultimate impact COVID-19 could have on our business, financial condition and results of operations.

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
September 30, 2021 and 2020
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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2021 and 2020
Overview

We provide an array of home medical equipment, services and supplies, specializing in post-acute respiratory care services in the United States. Our primary objective is to focus on the organic growth of the business and thereby solidify our position as one of the United States’ largest providers of in-home therapy for patients suffering from respiratory diseases. Our respiratory care programs are designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Our services include respiratory disease management (through the rental of various DME devices), in-home sleep testing and sleep apnea treatment, oxygen therapy, and the sale of associated supplies. We hold an approximate 10% equity interest in VeruStat, Inc, a company focusing on remote patient monitoring (“RPM”). The investment is part of an ongoing initiative to enable our salesforce to offer a new revenue source to its physician network around the country. RPM platforms allow physicians to bill for safely monitoring patients inside of the home that are struggling with chronic diseases. The VeruStat RPM solution can be placed in the home in conjunction with Viemed’s existing patient engagement platform (“PEP”). During the three months ended September 30, 2021, we formed Viemed Healthcare Staffing LLC, a healthcare staffing division. The underlying recruiting platform is expected to support internal resource fulfillment as well as external, contractual placement of allied health and nursing professionals.

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 76.5% and 80.2% of our traditional revenue, excluding COVID-19 response sales and services, for the three months ended September 30, 2021 and 2020, respectively, and 77.9% and 82.9% for the nine months ended September 30, 2021 and 2020, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in 46 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of September 30, 2021, we employed 280 licensed RTs, representing approximately 47% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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

These measures have not had a material adverse impact on our consolidated operating results for the three months ended September 30, 2021, but we have experienced curtailment of revenue growth in certain of our product categories due to the disruption in our access to physician and facility referral sources. This curtailment was slightly offset by revenue related to COVID-19 response sales and services. We cannot assure you that future governmental policies and initiatives will not significantly disrupt our operations or adversely affect our ability to provide services to our patients in the future. In addition, our current ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing although at lower levels than in recent periods.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2021 and 2020
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020, provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The legislation provides for $175 billion in relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. As a result, we received a payment from the Provider Relief Fund of $3.5 million in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic. The Department of Health and Human Services ("HHS") has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions are modified, it may affect our ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, we believe we have utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

The CARES Act also provides for a temporary suspension of the 2% payment sequestration adjustment currently applied to all Medicare fee-for-service claims. On Wednesday, April 14, 2021, the President signed H.R. 1868 into law, which further extended the suspension of Medicare sequestration until December 31, 2021.

We are continuing to monitor any effects or requirements that may result from the CARES Act as many of the provisions in the CARES Act are temporary and may require us to modify our operations and compliance procedures. CMS and other federal agencies have and are likely to issue rules and regulations to implement the CARES Act. The impact of these rules and regulations are unknown and may affect us. To the extent these provisions will expire as stated in the CARES Act, we may experience adverse effects.

In 2019, CMS announced the inclusion of noninvasive ventilator products on the list of products subject to the competitive bidding program for Round 2021, which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenues (approximately 77.9% of total traditional revenue, excluding COVID-19 response sales and services, for the nine months ended September 30, 2021). On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President's exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. The next competitive bidding round is anticipated to begin no sooner than January 1, 2024. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas, however, we are uncertain if non-invasive ventilators, oxygen, and PAP devices will be included in future competitive bidding programs.

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Financial Information:
Revenue	$29,285	$27,399	$28,416	$31,202	$33,447	$42,854	$23,806	$21,448
Gross Profit	18,381	17,625	17,742	19,178	19,453	25,927	15,553	14,243
Gross Profit %	63%	64%	62%	61%	58%	61%	65%	66%
Net Income	1,789	1,566	1,684	5,071	2,804	19,412	4,243	2,388
Cash (As of)	26,867	31,151	31,097	30,981	32,396	29,707	8,409	13,355
Total Assets (As of)	115,486	111,014	113,001	112,560	113,969	112,178	86,801	82,596
Adjusted EBITDA(1)	7,419	6,847	5,468	9,458	7,720	16,287	7,869	5,569
Operational Information:
Vent Patients(2)	8,200	8,103	7,733	7,892	7,788	7,705	7,965	7,759
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2021 and 2020
Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020:

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
Revenue	$29,285	100.0%	$33,447	100.0%	$(4,162)	(12.4)%
Cost of revenue	10,904	37.2%	13,994	41.8%	(3,090)	(22.1)%
Gross profit	18,381	62.8%	19,453	58.2%	(1,072)	(5.5)%
Selling, general and administrative	13,260	45.3%	13,550	40.5%	(290)	(2.1)%
Research and development	576	2.0%	243	0.7%	333	137.0%
Stock-based compensation	1,302	4.4%	1,234	3.7%	68	5.5%
Depreciation	211	0.7%	202	0.6%	9	4.5%
Loss on disposal of property and equipment	145	0.5%	203	0.6%	(58)	(28.6)%
Other expense (income)	(32)	(0.1)%	(19)	(0.1)%	(13)	68.4%
Income from operations	2,919	10.0%	4,040	12.1%	(1,121)	(27.7)%
Non-operating income and expenses
Income from equity method investments	(331)	(1.1)%	(21)	(0.1)%	(310)	1476.2%
Interest expense, net	75	0.3%	116	0.3%	(41)	(35.3)%
Net income before taxes	3,175	10.8%	3,945	11.8%	(770)	(19.5)%
Provision for income taxes	1,386	4.7%	1,141	3.4%	245	21.5%
Net income	$1,789	6.1%	$2,804	8.4%	$(1,015)	(36.2)%

Revenue

The following table summarizes our revenue for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$21,305	72.8%	$19,962	59.6%	$1,343	6.7%
Other durable medical equipment rentals	3,598	12.3%	2,649	7.9%	949	35.8%
Net revenue from sales and services
Equipment and supply sales	2,415	8.2%	1,890	5.7%	525	27.8%
COVID-19 response sales and services	1,452	4.9%	8,553	25.6%	(7,101)	(83.0)%
Service revenues	515	1.8%	393	1.2%	122	31.0%
Total net revenue	$29,285	100.0%	$33,447	100.0%	$(4,162)	(12.4)%

For the three months ended September 30, 2021, net revenue totaled $29.3 million, a decrease of $4.2 million (or 12.4%) from the comparable period in 2020. Excluding COVID-19 response sales and services revenue, net revenue increased $2.9 million (or 11.8%) from the comparable period in 2020. The non-COVID-19 related net revenue growth was driven by an increase in ventilator rental revenue of $1.3 million (or 6.7%) and rental revenue from other DME of $0.9 million (or 35.8%) primarily associated with oxygen and PAP rentals. Non-COVID-19 related equipment sales and services combined increased by $0.6 million (or 28.3%) from the comparable three month period in 2020, primarily as a result of increasing demand for PAPs and respiratory supplies for our PAP patients.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2021 and 2020
During the three months ended September 30, 2021, net revenue for COVID-19 response sales and services totaled $1.5 million, compared to $8.6 million during the comparable three month period in 2020 during the height of the pandemic. Current period COVID-19 response sales and services consist primarily of contact and vaccination tracing services. While we expect further COVID-19 response related revenue during the remainder of 2021, the impact of such revenue remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment, supplies, and services from other suppliers.

As we continue to expand geographically and further penetrate existing territories, we expect growth in our active ventilator patient base and ventilator rental revenue, as well as in our other growing respiratory offerings, though in the short term we anticipate growth to occur at a slightly slower rate than historically realized.

Cost of revenue and gross profit

For the three months ended September 30, 2021, cost of revenue totaled $10.9 million, a decrease of $3.1 million (or 22.1%) from the comparable period in 2020. For the three months ended September 30, 2021, COVID-19 response sales and services accounted for $0.9 million (or 7.9%) of these costs, compared to $5.6 million (or 39.8%) of these costs from the comparable period in 2020. Gross profit percentage increased from 58.2% in the three months ended September 30, 2020 to 62.8% in the three months ended September 30, 2021. The increase in overall gross profit percentage is due to declines in lower margin COVID-19 response sales and services as well as fluctuations in product and service mix. We expect our gross profit percentage for our normal operations (non-COVID-19 related) to remain relatively consistent with the current quarter through the end of 2021.

Selling, general and administrative expense

For the three months ended September 30, 2021, selling, general and administrative expenses totaled $13.3 million, a decrease of $0.3 million (or 2.1%) from the comparable prior period. Excluding COVID-19 related revenues, selling, general and administrative expenses as a percentage of revenue decreased to 47.6% for the three months ended September 30, 2021 compared to 52.4% for the three months ended September 30, 2020.

The decrease in overall selling, general and administrative expense as compared to the prior period is primarily attributable to a decrease in employee related expenses associated with variable and incentive based compensation. Phantom stock compensation expense also decreased by $0.4 million related to the impact from remeasurement of our phantom stock plan. As we continue to grow into new markets and increase our employee count, we expect selling, general and administrative expenses will grow proportionally as a percentage of revenue through the end of 2021.

Research and development

For the three months ended September 30, 2021, research and development expense totaled $0.6 million, an increase of $0.3 million (or 137.0%) from the comparable period in 2020. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will continue to increase in 2021 relative to 2020 costs.

Stock-based compensation

For the three months ended September 30, 2021, stock-based compensation totaled $1.3 million, an increase of $0.1 million (or 5.5%) from the comparable period in 2020. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained near or below 5%.

Interest expense, net

For the three months ended September 30, 2021, net interest expense totaled $0.1 million, remaining consistent with the comparable period in 2020. We expect net interest expense to remain relatively consistent with the current quarter through the end of 2021.

Provision for income taxes

For the three months ended September 30, 2021, the provision for income taxes was a $1.4 million expense, compared to a $1.1 million expense during the 2020 period, an increase of $0.2 million (or 21.5%). Excluding the benefit of discrete items, our annual estimated effective tax rate for 2021 is 43.4%.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2021 and 2020

Net income

For the three months ended September 30, 2021, net income was $1.8 million, a decrease of $1.0 million (or 36.2%) from the comparable period in 2020. Net income as a percentage of net revenue decreased from 8.4% for the three months ended September 30, 2020 to 6.1% for the three months ended September 30, 2021, primarily due to the decrease in COVID-19 related activities and the increase in the provision for income taxes, as described above.

Comparison of the Nine Months Ended September 30, 2021 and 2020:

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
Revenue	$85,100	100.0%	$100,107	100.0%	$(15,007)	(15.0)%
Cost of revenue	31,352	36.8%	39,174	39.1%	(7,822)	(20.0)%
Gross profit	53,748	63.2%	60,933	60.9%	(7,185)	(11.8)%
Selling, general and administrative	40,653	47.8%	40,555	40.5%	98	0.2%
Research and development	1,498	1.8%	688	0.7%	810	117.7%
Stock-based compensation	3,845	4.5%	3,581	3.6%	264	7.4%
Depreciation	618	0.7%	612	0.6%	6	1.0%
Loss (gain) on disposal of property and equipment	304	0.4%	(2,424)	(2.4)%	2,728	NM
Other expense (income)	(85)	(0.1)%	(3,593)	(3.6)%	3,508	(97.6)%
Income from operations	6,915	8.1%	21,514	21.5%	(14,599)	(67.9)%
Non-operating income and expenses
Income from equity method investments	(782)	(0.9)%	(36)	—%	(746)	NM
Interest expense, net	249	0.3%	409	0.4%	(160)	(39.1)%
Net income before taxes	7,448	8.8%	21,141	21.1%	(13,693)	(64.8)%
Provision (benefit) for income taxes	2,409	2.8%	(5,318)	(5.3)%	7,727	NM
Net income	$5,039	5.9%	$26,459	26.4%	$(21,420)	(81.0)%

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2021 and 2020
Revenue

The following table summarizes our revenue for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$61,962	72.8%	$58,672	58.6%	$3,290	5.6%
Other durable medical equipment rentals	9,833	11.5%	7,184	7.2%	2,649	36.9%
Net revenue from sales and services
Equipment and supply sales	6,258	7.4%	3,962	3.9%	2,296	58.0%
COVID-19 response sales and services	5,542	6.5%	29,306	29.3%	(23,764)	(81.1)%
Service revenues	1,505	1.8%	983	1.0%	522	53.1%
Total net revenue	$85,100	100.0%	$100,107	100.0%	$(15,007)	(15.0)%

For the nine months ended September 30, 2021, revenue totaled $85.1 million, a decrease of $15.0 million (or 15.0%) from the comparable period in 2020. Non-COVID-19 related net revenue increased $8.8 million (or 12.4%) from the comparable period in 2020. Ventilator rental revenue increased $3.3 million (or 5.6%) due to our growth in active ventilator patient base. In addition to the ventilator rental revenue growth, rental revenue from other DME grew $2.6 million (or 36.9%) primarily from oxygen therapy and PAPs. In the short term, we anticipate our growth to occur at a slower rate than in historical periods as a result of the pandemic.

Non-COVID-19 related equipment sales and services combined increased by $2.8 million (or 57.0%) from the comparable period in 2020, primarily as a result of increasing demand for home sleep studies, PAPs, and associated supplies for our PAP patients.

Cost of revenue and gross profit

For the nine months ended September 30, 2021, cost of revenue totaled $31.4 million, a decrease of $7.8 million (or 20.0%) from the comparable period in 2020. For the nine months ended September 30, 2021, COVID-19 response sales and services accounted for $3.5 million (or 11.1%) of these costs, compared to $15.3 million (or 39.1%) of these costs from the comparable period in 2020. Gross profit percentage increased from 60.9% in the nine months ended September 30, 2020 to 63.2% in the nine months ended September 30, 2021. The increase in overall gross profit percentage is due to declines in lower margin COVID-19 response sales and services as well as fluctuations in product and service mix. We expect our gross profit percentage for our normal operations (non-COVID-19 related) to remain relatively consistent with the current quarter through the end of 2021.

Selling, general and administrative expense

For the nine months ended September 30, 2021, selling, general and administrative expenses totaled $40.7 million, an increase of $0.1 million (or 0.2%) from the comparable period in 2020. Excluding COVID-19 related revenues, selling, general and administrative expenses as a percentage of net revenue decreased to 51.1% for the nine months ended September 30, 2021, compared to 56.6% for the nine months ended September 30, 2020. The decrease in selling, general and administrative expense as a percentage of non-COVID-19 related revenues as compared to the prior year period is attributable to lower variable and incentive based employee compensation partially offset by higher employee related expenses to accommodate the overall growth of the Company, as our full time employee count increased to 597 at September 30, 2021, compared to 499 at September 30, 2020, an increase of 19.6%. We expect selling, general and administrative expenses will grow proportionally as a percentage of revenue through the end of 2021.

Research and development

For the nine months ended September 30, 2021, research and development expense totaled $1.5 million, an increase of $0.8 million (or 117.7%) from the comparable period in 2020. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will continue to increase in 2021 relative to 2020 costs.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2021 and 2020
Loss on disposal of property and equipment

For the nine months ended September 30, 2021, we recorded a loss on disposal of property and equipment of $0.3 million, compared to a gain of $2.4 million during the comparable period in 2020. As a result of our efforts for the COVID-19 response as described above, certain of our previously placed in service property and equipment was sold during the nine month period ended September 30, 2020. As a result, we recorded a net gain on disposal for related equipment during the prior comparable period. We expect disposals of equipment to generally remain consistent with historical trends, excluding COVID-19 related disposals, through the remainder of the year.

Other expense (income)

During nine months ended September 30, 2020, we recorded income from the receipt of Provider Relief Fund payments of $3.5 million in April 2020. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic as described in detail above. There was no receipt of payments from the Provider Relief Fund during the nine months ended September 30, 2021.

Stock-based compensation

For the nine months ended September 30, 2021, stock-based compensation totaled $3.8 million, an increase of $0.3 million (or 7.4%) from the comparable period in 2020. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained under 5%.

Interest expense, net

For the nine months ended September 30, 2021, net interest expense totaled $0.2 million, a decrease of $0.2 million (or 39.1%) from the comparable period in 2020, as a result of declines in index rates associated with loans. We expect net interest expense to remain materially consistent through the end of 2021.

Provision (benefit) for income taxes

For the nine months ended September 30, 2021, the provision for income taxes was a $2.4 million expense, compared to a $5.3 million benefit during the 2020 period. During the nine month period ended September 30, 2020, the Company determined it was more likely than not that deferred tax assets would be realized and made an adjustment to the deferred tax asset valuation allowance, which resulted in a net benefit for the period. Excluding the benefit of discrete items, our annual estimated effective tax rate for 2021 is 43.4%.

Net income

For the nine months ended September 30, 2021, net income was $5.0 million, a decrease of $21.4 million (or 81.0%) from the comparable period in 2020. Net income as a percentage of revenue decreased from 26.4% for the nine months ended September 30, 2020 to 5.9% for the nine months ended September 30, 2021, driven by a decrease in COVID-19 related sales and the comparative benefit from income taxes in the prior period, as described above.

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
September 30, 2021 and 2020
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
The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Net Income	$1,789	$1,566	$1,684	$5,071	$2,804	$19,412	$4,243	$2,388
Add back:
Depreciation	2,867	2,716	2,609	2,835	2,425	2,190	2,130	2,003
Interest expense	75	83	91	100	116	135	158	212
Stock-based compensation	1,302	1,236	1,307	1,301	1,234	1,196	1,151	908
Income tax expense (benefit)	1,386	1,246	(223)	151	1,141	(6,646)	187	58
Adjusted EBITDA	$7,419	$6,847	$5,468	$9,458	$7,720	$16,287	$7,869	$5,569

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2021 and 2020
Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2021 was $26.9 million, compared to $31.0 million at December 31, 2020. Based on our current plan of operations, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully undrawn as of September 30, 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Net Cash provided by (used in):
Operating activities	$13,839	$29,319
Investing activities	(13,183)	(3,047)
Financing activities	(4,770)	(7,231)
Net (decrease) increase in cash and cash equivalents	$(4,114)	$19,041

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2021 was $13.8 million, resulting from net income of $5.0 million and non-cash net income changes of $19.1 million, which was partially offset by a decrease in cash resulting from a change in operating assets and liabilities of $10.5 million. The non-cash net income changes primarily consisted of $5.3 million in change of allowance for doubtful accounts, $8.2 million of depreciation, $0.3 million of loss on disposal of property and equipment, $3.8 million of stock-based compensation, $0.8 million income from equity investments and $2.4 million of deferred income tax expense. The primary changes in operating assets and liabilities relate to an increase in accounts receivable of $5.6 million, an increase in prepaid expenses and other assets of $2.3 million, an increase in accounts payable of $2.6 million, a net increase in income taxes receivable/(payable) of $1.8 million, and a decrease in accrued liabilities of $3.7 million.

Net cash provided by operating activities during the nine months ended September 30, 2020 was $29.3 million, resulting from net income of $26.5 million, non-cash net income adjustments of $7.3 million, and an increase in net operating liabilities of $5.7 million, which was partially offset by an increase in net operating assets of $10.2 million. The non-cash net income adjustments primarily consisted of $7.0 million in change of allowance for doubtful accounts, $6.7 million of depreciation, $2.4 million of gains on disposal of property and equipment, change in deferred tax asset of $7.6 million and $3.6 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $7.0 million and an increase in inventory of $1.4 million. The changes in operating liabilities primarily consisted of an increase in accounts payable of $2.7 million and an increase in accrued liabilities of $2.4 million. The increase in our operating assets was primarily driven by accounts receivable related to COVID-19 response sales and services occurring during the period. Included in our operating cash flows for the period is the receipt of $3.5 million in Provider Relief Funds.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was $13.2 million, consisting of $13.1 million of purchases of property and equipment and $0.6 million in equity investments, partially offset by $0.5 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Combining cash purchases of property and equipment and equipment financed through finance leases, our total capital expenditures for the nine months ended September 30, 2021 were $13.1 million. This represents a $1.9 million, or 17.1%, increase year over year.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2021 and 2020
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

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2021 was $4.8 million, consisting of $1.3 million in principal payments on the Term Note (as defined below), $2.1 million in repayments of finance lease liabilities, and $1.4 million for shares redeemed and canceled for tax withholding in connection with RSUs vested in the period.

Net cash used in financing activities during the nine months ended September 30, 2020 was $7.2 million, consisting of $1.2 million in principal payments on the Term Note and $7.7 million in repayments of finance lease liabilities, partially offset by $1.8 million of proceeds from the exercise of stock options.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at September 30, 2021 or December 31, 2020. While we currently have no immediate plans to draw on this line of credit, the line of credit allows flexibility in funding our future operations subject to compliance with the covenants described above.

Under the Commercial Business Loan Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Debt to Adjusted EBITDA, a Loan-to-Value Ratio and a Fixed Charged Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder and failure to observe or perform certain covenants. The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at September 30, 2021.

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
September 30, 2021 and 2020
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
September 30, 2021 and 2020

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

Returns and refunds are not accepted on equipment sales, sleep study services or contact and vaccine tracing services. We do not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. We do not have any partially or unfilled performance obligations related to contracts with customers and as such, we have no contract liabilities as of September 30, 2021.

Allowance for doubtful accounts

We estimate that a certain portion of receivables from customers may not be collected and maintain an allowance for doubtful accounts. We evaluate the net realizable value of accounts receivable as of the date of Consolidated Balance Sheets. Specifically, we consider historical realization data including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that the estimates could change, which could have a material impact on the operations and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. Our allowance for doubtful accounts was $7.1 million and $8.8 million as of September 30, 2021 and 2020, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

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

For determining the fair value of our interest rate swap contract, we use significant other observable market data or assumptions (Level 2 inputs) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. Our fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves. The Company presents a positive ending period fair value of the interest rate swap contract in other long-term assets, as a component of long-term assets, and a negative ending period fair value of the interest rate swap contract in accrued liabilities, as a component of long-term liabilities on the Condensed Consolidated Balance Sheets.

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
September 30, 2021 and 2020
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
September 30, 2021 and 2020
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
September 30, 2021 and 2020
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

The recall of certain Royal Philips BiPAP and CPAP and mechanical ventilator devices that we distribute and sell could have a significant negative impact on our business, reputation, results of operations, financial condition and prospects.

On June 14, 2021, Royal Philips (“Philips”), one of our largest suppliers of BiPAP (bi-level positive airway pressure) and CPAP (continuous positive airway pressure) and mechanical ventilator devices, initiated a voluntary recall notification with the U.S. Food and Drug Administration (“FDA”) for certain Philips BiPAP and CPAP and mechanical ventilator devices that we distribute and sell. Philips initiated this recall to address potential health risks related to the polyester-based polyurethane (“PE-PUR”) sound abatement foam component in these devices. In July 2021, the FDA identified the Philips recall as a Class I recall, the most serious type of recall. As of September 1, 2021, the FDA has authorized Philips to rework affected first-generation DreamStation CPAP devices, which consists of replacing the PE-PUR sound abatement foam with a new material. In an October 18, 2021 press release, Philips stated that a total of approximately 750,000 repair kits and replacement devices have been produced, of which more than 250,000 have reached customers.

To date, Philips has produced millions of BiPAP and CPAP and mechanical ventilator devices using the PE-PUR sound abatement foam. Despite a complaint rate of 0.03% in 2020, Philips determined based on testing that there are possible health risks to users of the devices related to this type of foam, including that the foam may degrade into particles that may be ingested or inhaled by the user, and that the foam may off-gas certain chemicals. According to Philips, the potential risks of particulate exposure include headache, irritation, inflammation, respiratory issues, and possible toxic and carcinogenic effects, and the potential health risks of chemical exposure due to off-gassing include headache, irritation, hypersensitivity, nausea/vomiting, and possible toxic and carcinogenic effects.

While Philips produces alternative CPAP and mechanical ventilator devices that are not impacted by the recall, these alternative CPAP and mechanical ventilator devices are being used to replace recalled CPAP and mechanical ventilator devices rather than be sold to suppliers for placement with newly diagnosed patients. Depending on the time it takes for the FDA and Philips to resolve the issue, potential delays and shortages of BiPAP and CPAP and mechanical ventilator devices may occur in our industry, which could have a significant negative impact on our business, reputation, results of operations, financial condition and prospects if we are unable to procure replacement products at a reasonable cost on a timely basis or at all.

Additionally, we do not currently know the full scope of potential risks that may arise as a result of the recall and replacement of BiPAP and CPAP and mechanical ventilator devices described above. Due to the volume of our patients currently using, or who in the past have used, the BiPAP and CPAP and mechanical ventilator devices affected by the recall described above as well as future users of any replacement devices, any litigation, class action or governmental enforcement actions (including, but not limited to, claims relating to product liability, negligence, patient harm including claims for personal injury or wrongful death, consumer protection, or fraud, overpayment or improper billing for services and products affected by the recall or replacement) that may involve us could have a significant negative impact on our business, reputation, results of operations, financial condition and prospects. At this time, several class action lawsuits have been filed against Philips in connection with the BiPAP and CPAP and mechanical ventilator devices affected by the recall. In addition, the reporting of product defects or voluntary recalls to the FDA or analogous regulatory bodies outside the United States could result in manufacturing audits, inspections and broader recalls or other disruptions to our and/or our suppliers’ businesses. The recall described above and future recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

VIEMED HEALTHCARE, INC.
September 30, 2021 and 2020
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

For example, in late June of 2021, we received initial request letters from DME Medicare Administrative Contractors referencing a previously disclosed U.S. Department of Health and Human Services Office of the Inspector General (“OIG”) report and recommendation regarding an audit by OIG of claims relating to one hundred of the Company’s non-invasive ventilation at home patients and requesting repayment of purported overpayments within the 4-year reopening period prescribed by statue. In September 2021, the MACs informed us of unfavorable decisions with respect to the redetermination appeals. See Note 8—Commitments and Contingencies to our condensed consolidated financial statements for more information. The ultimate resolution of this matter, if unfavorable, could materially and adversely affect our financial condition, results of operations, or cash flows.

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

The Company did not repurchase any equity securities during the quarter ended September 30, 2021.

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the Loan Agreement, subject to certain exceptions.

VIEMED HEALTHCARE, INC.
September 30, 2021 and 2020
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

VIEMED HEALTHCARE, INC.
September 30, 2021 and 2020
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

3.1	Notice of Articles of Business Corporation Act of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

3.2	Amended and Restated Business Corporation Act Articles of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.

*10.1	Form of Restricted Stock Unit Award

*10.2	Non-Employee Directors Deferred Compensation Plan

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
# Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

VIEMED HEALTHCARE, INC.
September 30, 2021 and 2020
SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: November 1, 2021

Page 44