Form 10-K
period 2021-12-31
VIEMED HEALTHCARE, INC.
filed 2022-03-07
CIK 1729149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐    No  x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes  ☐    No  x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  x    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant computed as of June 30, 2021 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the common shares on the Nasdaq Stock Market was $250,977,162.

As of February 3, 2022, there were 39,680,295 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
December 31, 2021 and 2020

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and the other documents we file with the SEC and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which the we operate; the impact of the COVID-19 pandemic and the actions taken by governmental authorities, individuals and companies in response to the pandemic on our business, financial condition and results of operations, including on our patient base, revenues, employees, and equipment and supplies; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; our novel business model; the risk that the clinical application of treatments that demonstrate positive results in a study may not be positively replicated or that such test results may not be predictive of actual treatment results or may not result in the adoption of such treatments by providers; the state of the capital markets; the availability of funds and resources to pursue operations; reductions in reimbursement rates and audits of reimbursement claims by various governmental and private payor entities; dependence on few payors; possible new drug discoveries; dependence on key suppliers and the recall of certain Royal Philips BiPAP and CPAP devices and ventilators that we distribute and sell; granting of permits and licenses in a highly regulated business; competition; low profit market segments; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; the failure of third parties to comply with their obligations; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; changes in foreign currency rates; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; our status as an emerging growth company and smaller reporting company; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, such as the COVID-19 pandemic, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

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

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
PART I

Item 1. Business

Company Overview

Viemed Healthcare, Inc. (the "Company" or "Viemed"), through its subsidiaries, is a provider of in-home durable medical equipment ("DME") and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in 47 states in the United States.

Viemed’s primary objective is to focus on the growth of its business and thereby solidify its position as one of the largest providers of home therapy for patients suffering from respiratory diseases that require a high level of service, with such programs being designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Viemed's services include respiratory disease management, neuromuscular care, in-home sleep testing and sleep apnea treatment, oxygen therapy, and respiratory equipment rentals. We hold a 49% equity interest in Solvet Services, LLC, an unconsolidated joint venture which provides health care support to state and federal governments. We also hold an approximate 5% equity interest in VeruStat, Inc, a company focusing on remote patient monitoring (“RPM”). The investment is part of an ongoing initiative to enable our salesforce to offer a new revenue source to its nationwide physician network. RPM platforms allow physicians to bill for in-home monitoring of patients that are struggling with chronic diseases. The VeruStat RPM solution can be placed in the home in conjunction with Viemed’s existing patient engagement platform (“Engage”). During 2021, we formed Viemed Healthcare Staffing LLC, a healthcare staffing division. The underlying recruiting platform is expected to support internal resource fulfillment as well as external, contractual placement of allied health and nursing professionals.

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

Viemed is one of the largest independent non-invasive ventilator providers in the United States with a service coverage area of 47 states in the United States and prospects to grow into further territories.

Corporate History and Background

Viemed’s business, which has been operating since 2006, was acquired by Quipt Home Medical Corp., a corporation formerly known as Patient Home Monitoring Corp. (“PHM”), in June 2015. Viemed was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016 as a wholly-owned subsidiary of PHM in order to effect the spin-out of Viemed’s business from PHM pursuant to an arrangement under the provisions of Division 5 of Part 9 of the Business Corporations Act (British Columbia). The spin-out was completed in December 2017.

Corporate Information

The common shares of Viemed trade in the United States on the Nasdaq Capital Market under the trading symbol "VMD" and trade in Canada on the Toronto Stock Exchange (the "TSX") under the trading symbol “VMD.TO”. Viemed’s registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 Canada and its principal executive office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge through our website (www.viemed.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. These reports and other information

Page	5

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
are also available, free of charge, at www.sec.gov. Information contained on any website referred to in this Annual Report on Form 10-K is not part of this Annual Report on Form 10-K.

Products and Services

Viemed’s services include the following:

•Home Medical Equipment: Viemed provides respiratory and other home medical equipment solutions (primarily through monthly rental arrangements), including home ventilation (invasive and non-invasive), BiPAP (bi-level positive airway pressure) and CPAP (continuous positive airway pressure) devices, percussion vests, and other medical equipment. Revenue derived from the rental and sale of home medical equipment represented a combined 98.1% and 98.6%, respectively, of Viemed’s 2021 and 2020 traditional revenue, excluding COVID-19 response sales and services. Viemed provides home medical equipment through the following service programs:

◦Respiratory disease management, including treatment of Chronic Obstructive Pulmonary Disease (“COPD”), aims to improve quality of life and reduce hospital readmissions by using proven methodology and leading technologies, such as non-invasive ventilation (“NIV”), percussion vests, and other therapies. Viemed provides ventilation (both invasive and non-invasive) and related equipment and supplies to patients suffering from COPD through a high-touch model.

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

◦Sleep apnea management provides related solutions and/or equipment such as Positive Airway Pressure (“PAP”), the AutoPAP (automatic continuous positive airway pressure), and BiPAP machines.

•In-home sleep testing: Viemed provides in home sleep apnea testing services, which is an alternative to the traditional sleep lab testing environment. These services represented 1.9% and 1.4%, respectively, of Viemed’s 2021 and 2020 traditional revenue, excluding COVID-19 response sales and services.

Monthly rental revenue from ventilators represented approximately 77% and 81%, respectively, of Viemed's 2021 and 2020 traditional revenue, excluding COVID-19 response sales and services. While Viemed plans to continue investigating and introducing new complimentary products and services and further expanding the coverage of existing products, home ventilation (both invasive and non-invasive) is expected to continue to represent the substantial majority of Viemed’s revenue.

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

Viemed’s patients are served by licensed RTs in each of the 47 states where it provides its services. Each of these RTs is a member of the American Association for Respiratory Care (“AARC”). The RT licensure and AARC membership ensure that Viemed is able to provide patients with in-home respiratory care services, equipment setup, training, and on-call services with state-of-the-art clinical protocols. Additionally, Viemed’s Chief Medical Officer, Dr. William Frazier, is a board certified pulmonary disease specialist.

Viemed sources hardware from vendors and pairs them with industry leading respiratory therapy. The emerging nature of the market presents risks that vendors may not be able to provide equipment to satisfy demand. Viemed has historically funded patient related capital expenditures through cash generated from operations or financing through an affiliate of its primary vendors. Additionally, Viemed patient related capital expenditures can be financed through an existing line of credit of up to $10.0 million pursuant to a loan agreement with an expiration date of May 1, 2023. Amounts borrowed under the loan agreement will bear interest at a rate based on the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by

Page	6

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

Centers for Medicare and Medicaid Services

CMS requires providers of products or services to attain and maintain accreditation in order to participate in federally funded healthcare programs. To attain and maintain accreditation, companies are required to institute policies and procedures that, among other things, formalize the interaction of the company with patients. Accrediting bodies that are approved by CMS will perform audits of these policies and procedures every three years. Should a company fall out of compliance with the requirements of the accrediting body, expulsion from the Medicare program could follow. In December 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our solutions. Our Medicare accreditation must be renewed every three years through passage of an on-site inspection. We last renewed our accreditation with Medicare in August 2021. Maintaining our accreditation and Medicare enrollment requires that we comply with numerous business and customer support standards. If we are found to be out of compliance with accreditation standards, our enrollment status in the Medicare program could be jeopardized, up to and including termination.

CMS also requires that all DME providers who bill the Medicare program maintain a surety bond of $50,000 per National Provider Identifier (“NPI”) number which Medicare has approved for billing privileges. We obtained surety bonds before the October 2009 deadline, and such bonds automatically renew annually.

In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME Medicare Administrative Contractor (“MAC”) Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and government subcontractors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier error rates and aggregated into a Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”) industry error rate, which is significantly higher than other Medicare provider/supplier types. High error rates lead to further audit activity and regulatory burdens. DME MACs continue to conduct extensive pre-payment and post-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for continuous positive airway pressure claims are estimated to be in between 24.9% to 36.7% based on the 2021 Medicare Fee-for-Service Improper Payment Data. DME MACs have repeatedly cited documentation insufficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare and its contractors. We cannot predict the adverse impact, if any, these interpretations of the Medicare documentation requirements or our revised policies might have on our operations, cash flow, and capital resources, but such impact could be material.

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
December 31, 2021 and 2020
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
December 31, 2021 and 2020
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
December 31, 2021 and 2020
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
December 31, 2021 and 2020
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
December 31, 2021 and 2020
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

With respect to our ventilator products, an NCD for the DME Reference List, which has been effective since April 1, 2003, indicates that ventilators, including our products, are covered for the treatment of neuromuscular diseases, thoracic restrictive diseases, and chronic respiratory failure consequent to chronic obstructive pulmonary disease. While the NCD for the DME Reference List has been updated, no separate NCD has been issued for ventilators. Monthly rental revenue from ventilators represented approximately 77% and 81%, respectively, of traditional revenue, excluding COVID-19 response sales and services, for 2021 and 2020. Medicare Administrative Contractors responsible for processing durable medical equipment claims have issued LCDs for Respiratory Assist Devices (“RADs”) which contain language describing an overlap in conditions used to determine coverage for RADs and ventilator devices. These LCDs state that the treatment plan for any individual patient, including the determination to use a ventilator or a BiPAP, may vary and will be made based upon the specifics of each individual beneficiary’s medical condition. Due to this variability, determinations of coverage for our ventilator products are subject to scrutiny of individual medical records and claims. Revenues from Medicare and Medicaid accounted for 64% and 67%, respectively, of traditional revenue, excluding COVID-19 response sales and services, for the years ended December 31, 2021 and 2020.

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
December 31, 2021 and 2020
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

Significant Customers

For the years ended December 31, 2021 and 2020, Viemed had no customers that accounted for 10% or more of its consolidated traditional revenue streams. However, Viemed had COVID-19 emergency response sales from a customer that accounted for 13% of total revenue for the year ended December 31, 2020.

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

Employees

At December 31, 2021, Viemed had 627 employees, in addition to consultants working directly with hospitals and other healthcare providers to help simplify the administrative process for patients transitioning from hospital to home care.

Item 1A. Risk Factors

Risks Related to Our Industry and Business

The COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented to reduce the transmission of COVID-19, including travel bans and restrictions, postponement of non-essential medical surgeries, limiting access to medical facilities, and adoption of social distancing and remote working policies. Local, state and national governments continue to emphasize the importance of essential medical personnel and we remain open to meet the needs of our communities. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters.

These measures do not appear to be negatively impacting our patient attrition rate at this time, but we cannot assure you that future governmental policies and initiatives will not significantly disrupt our operations or adversely affect our ability to provide services to our patients in the future. In addition, our ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing although at lower levels than in recent periods. While governmental and other restrictions have not had a material impact on our consolidated operating results for the year ended December 31, 2021, it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time and we cannot assure you that demand for our products and services will continue or that we will be able to maintain operations necessary to satisfy such demand, including sufficient personnel, supply chains and distributions channels.

The COVID-19 pandemic has led to significant disruptions and volatility in capital and financial markets. Broad economic factors resulting from the current COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, could also affect our service mix, revenue mix, payor mix and patient base, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our financial results and require an increased level of working capital. In addition, we may experience supply chain disruptions, including delays and price increases in equipment and supplies. Staffing, equipment and supplies shortages may also impact our ability to assess potential patients in hospitals and set up and treat patients in the home.

Page	13

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020

We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. In addition, we have received, and may continue to receive, payments, grants or other relief under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and other stimulus efforts. While the impact of COVID-19 on our consolidated results of operations for the year ended December 31, 2021 has resulted in an overall increase in revenues related to COVID-19 response sales and services during the period, the overall impact that COVID-19 will have on our consolidated results of operations in future periods remains uncertain, and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations. In addition, the potential effects of the COVID-19 pandemic, and the volatile economic conditions stemming from the pandemic, could also heighten the risks disclosed in many of the other risk factors described in this Annual Report on Form 10-K, which could materially and adversely affect our business, financial condition and results of operations. Because the COVID-19 pandemic is unprecedented and continuously evolving, the other potential impacts to the risk factors described below are uncertain.

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

Home monitoring of patients is a relatively new business, making it difficult to predict market acceptance, development, expansion and direction. Adoption of home monitoring services and technology by patients and physicians can require education, which can result in a lengthy sales cycle. The market may take time to develop. Physicians and/or patients may be slow to adopt new methods. The development of our home monitoring business is dependent on a number of factors. These factors include: our ability to differentiate our services from those of our competitors; the extent and timing of the acceptance of our services as a replacement for, or supplement to, traditional methods of servicing patients; the effectiveness of our sales and marketing and engagement efforts with customers and their health plan participants; and our ability to provide quality customer service, as perceived by patients and physicians. If our home monitoring business is not fully developed as a result of the failure of any of these factors or if our novel business model is not accepted by the market, our financial condition and results of operations would be significantly impacted.

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

Reimbursement for our services primarily comes from governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies, and our ability to sell our products and services depends in large part on the extent to which coverage and adequate reimbursement for our products and services are and will continue to be available. The reimbursement

Page	14

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
rates offered are outside of our control. Reimbursement rates in this area, like much of the United States healthcare market, have been subject to continual reductions as health insurers and governmental entities attempt to control healthcare costs. We cannot predict the extent and timing of any reduction in reimbursement rates and we cannot assure you that coverage and reimbursement will be available for our products or services, that reimbursement amounts will be adequate, or that reimbursement amounts, even if initially adequate, will not be subsequently reduced.

Reductions in reimbursement rates, if they occur, may have a material adverse impact on the profitability of our operations. A reduction in reimbursement without a concurrent decline in the cost of operations, may result in reduced profitability. Our costs of operations could increase, but we may be unable to pass on the cost increases to customers because reimbursement rates are set without regard to the cost of service, also resulting in reduced profitability.

Our reliance on only a few sources of reimbursement for our services could result in delays in reimbursement, which could adversely affect cash flow and revenues.

We earn revenues by seeking reimbursement for our products and services from governmental healthcare programs and private health insurance companies, primarily from the federal Medicare program. If the Medicare program were to slow payments of our receivables for any reason, we would be adversely impacted. In addition, both governmental healthcare programs and private health insurance companies may seek ways to avoid or delay reimbursement, which could adversely affect our cash flow and revenues.

Our dependence on key suppliers puts us at risk of interruptions in the availability of the equipment we need for our services, which could reduce our revenue and adversely affect our results of operations.

We require the timely delivery of a sufficient supply of equipment we use to perform our home treatment of patients. Our dependence on third-party suppliers involves several additional risks, including limited control over pricing, availability, quality and delivery schedules. In addition, there are a limited number of manufacturers of the equipment used for home treatment of patients with ventilation respiratory therapy. Dependence on only a few manufacturers presents risks that suppliers may not be able to provide or adequately provide sufficient equipment to satisfy demand. Demand may also outstrip supply, leading to equipment shortages that could adversely affect our operations. Inadequate supply could also impair our ability to attract new business and could create upward pricing pressure on equipment and supplies, adversely affecting our margins. Conversely, incorrect demand forecasting could lead to excess inventory, which we may not be able to sell. If we fail to achieve certain volume of sales, prices of ventilators may increase, leading to reduced revenue and profitability. The industry is subject to a high level of regulatory scrutiny, and government or manufacturer recalls could adversely affect our ability to provide products and services and achieve revenue targets. Additionally, the market for financing ventilators and other supplies we need could be more difficult in the future.

The recall of certain Royal Philips BiPAP and CPAP and mechanical ventilator devices that we distribute and sell could have a significant negative impact on our business, reputation, results of operations, financial condition and prospects.

On June 14, 2021, Royal Philips (“Philips”), one of our largest suppliers of BiPAP and CPAP and mechanical ventilator devices, initiated a voluntary recall notification with the U.S. Food and Drug Administration (“FDA”) for certain Philips BiPAP and CPAP and mechanical ventilator devices that we distribute and sell. Philips initiated this recall to address potential health risks related to the polyester-based polyurethane (“PE-PUR”) sound abatement foam component in these devices. In July 2021, the FDA identified the Philips recall as a Class I recall, the most serious type of recall. As of September 1, 2021, the FDA has authorized Philips to rework affected first-generation DreamStation CPAP devices, which consists of replacing the PE-PUR sound abatement foam with a new material. In an October 18, 2021 press release, Philips stated that a total of approximately 750,000 repair kits and replacement devices have been produced, of which more than 250,000 have reached customers.

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

While Philips produces alternative CPAP and mechanical ventilator devices that are not impacted by the recall, these alternative CPAP and mechanical ventilator devices are being used to replace recalled CPAP and mechanical ventilator devices rather than sold to suppliers for placement with newly diagnosed patients. Depending on the time it takes for the FDA and Philips to resolve the issue, potential delays and shortages of BiPAP and CPAP and mechanical ventilator devices may occur in our industry, which could have a significant negative impact on our business, reputation, results of operations, financial condition and prospects if we are unable to procure replacement products at a reasonable cost on a timely basis or at all.

Page	15

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

Our success to date has depended, and will continue to depend, largely on the skills and efforts of our management team, including our ability to interpret market data correctly and to interpret and respond to economic, market and other conditions in order to locate and adopt appropriate opportunities. We are also dependent on the services of key executives, including our directors and a small number of highly skilled and experienced executives and personnel. Due to our relatively small size, the loss of a key individual on our management team or our inability to attract and retain additional highly skilled employees and suitably qualified staff could have a material adverse impact on our business and future operations. No assurance can be given that individuals with the required skills will continue employment with us or that replacement personnel with comparable skills can be found.

We may be unable to achieve our strategy to grow our business or properly manage our growth, which could adversely impact our revenues and profits.

We may have difficulty identifying or acquiring suitable acquisition targets and maintaining our organic growth, which is a significant aspect of our business model. In the event that we are successful in consummating acquisitions in the future, such acquisitions may negatively impact our business, financial condition, results of operations, cash flows and prospects due to a variety of factors, including the acquired target not achieving anticipated revenue, earnings or cash flows, our assumption of liabilities or risks beyond our estimates or the diversion of the attention of management from our existing business.

In addition, as we continue to grow, the complexity of our operations increases, placing greater demands on our management team. Our ability to manage our growth effectively depends on our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business including the ability to monitor and improve the quality of our products and services and properly manage regulatory compliance systems. Unexpected difficulties during expansion or our inability to respond effectively to growth or plan for future expansion could have an adverse effect on our ability to continue to grow and achieve our expansion strategy, which could adversely impact our earnings per share and our revenue and profits.

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
December 31, 2021 and 2020
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
December 31, 2021 and 2020
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

The federal government and all states in which we currently operate regulate various aspects of our business. Our operations also are subject to state laws governing, among other things, distribution of medical equipment and certain types of home health activities, and we are required to obtain and maintain licenses in each state to act as a DME supplier. Additionally, accreditation is required by many payors. If we fail to obtain or maintain any required accreditation, it could have an adverse impact on our business.

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
December 31, 2021 and 2020
Revenue we receive from third-party payors as well as Medicare and Medicaid is subject to potential retroactive reduction.

Payments we receive from governmental healthcare programs, including Medicare and Medicaid, and private third-party payors can be retroactively adjusted after examination during the claims settlement process or as a result of post-payment audits and subsequent recoupment. Governmental healthcare programs and third-party payors may disallow, in whole or in part, our requests for reimbursement, or recoup amounts previously reimbursed, based on determinations by the payors or their third-party audit contractors that certain costs are not reimbursable because either adequate or additional documentation was not provided or because certain services were not covered or were deemed not to be medically necessary. Significant adjustments, recoupments or repayments of our Medicare or Medicaid revenue, and the costs associated with complying with investigative audits by regulatory and governmental authorities and private third-party payors, could materially and adversely affect our financial condition, results of operations and cash flows.

For example, in late June of 2021, we received initial request letters from DME Medicare Administrative Contractors referencing a previously disclosed U.S. Department of Health and Human Services Office of Inspector General (“OIG”) report and recommendation regarding an audit of claims relating to 100 of the Company’s non-invasive ventilation at home patients and requesting repayment of purported overpayments within the 4-year reopening period prescribed by statue. In September 2021, the MACs informed us of unfavorable decisions with respect to the redetermination appeals. In November 2021, we filed Reconsideration Appeals and intend to continue to defend ourselves vigorously through the remaining appeals processes which include, in successive order, Reconsideration decision, Administrative Law Judge appeals, Medicare Appeals Council review, and ultimately through Federal Court, if necessary. See Note 8—Commitments and Contingencies to our consolidated financial statements for more information. The ultimate resolution of this matter, if unfavorable, could materially and adversely affect our financial condition, results of operations, or cash flows.

Additionally, from time to time we become aware, based on information provided by third parties and/or the results of internal audits, of payments from such payor sources that were either wholly or partially in excess of the amount that we should have been paid for the service provided. Overpayments may result from a variety of factors, including insufficient documentation supporting the services rendered or medical necessity or other failures to document satisfaction of the applicable conditions of payment. We are required by law in most instances to refund the full amount of the overpayment after becoming aware of it, and failure to do so within requisite time limits imposed by law could lead to significant fines and penalties being imposed on us.

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

From time to time we are also involved in external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in recoupment of reimbursement, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government healthcare programs. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our financial condition, results of operations and cash flows. Furthermore, responding to governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses, regardless of whether the particular investigation, audit or review leads to identification of underlying noncompliance or wrongdoing.

As a result of increased post-payment reviews of claims we submit to Medicare and Medicaid for our services, we may incur additional costs and may be required to repay amounts already paid to us.

We are subject to regular post-payment inquiries, investigations and audits of claims we submit to Medicare and Medicaid for payment for our services. These post-payment reviews have increased as a result of government cost-containment initiatives. These additional post-payment reviews may require us to incur costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare or Medicaid that are determined to have been overpaid.

For a further description of this and other laws and regulations involving governmental reimbursements, see “Business—Government Regulation” in Item 1.

Page	19

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

The existing federal deficit, as well as deficit spending by federal and state governments as the result of adverse economic developments or other reasons, can lead to continuing pressure to reduce governmental expenditures for other purposes, including government-funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our operations and revenue.

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

A substantial portion of our revenues are derived from private and governmental third-party payors. In 2021, approximately 36% of our traditional revenue, excluding COVID-19 response sales and services, were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 64% of our traditional revenue, excluding COVID-19 response sales and services, were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect our profitability. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. Additionally, from time to time our contracts with payors are terminated, amended or renegotiated, sometime unilaterally through policies. If insurers or managed care companies from whom we receive substantial payments were to terminate, amend or renegotiate contracts or reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

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
December 31, 2021 and 2020

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

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
entities submitting bids in each area for an item or service, but has the authority to limit the number of contractors in a competitive acquisition area as necessary to meet projected demand.

In 2019, CMS announced the inclusion of non-invasive ventilator products on the list of products subject to the competitive bidding program in Round 2021 which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenue (approximately 77.3% of total traditional revenue, excluding COVID-19 response sales and services, in 2021). On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President’s exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. The next competitive bidding round is anticipated to begin on January 1, 2024. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas. We cannot predict at this time the full impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition. In addition, we cannot assure you that non-invasive ventilators and oxygen and PAP devices will not be included on the list of products subject to the competitive bidding program in the future. If changes are made to the competitive program in the future, it could affect our reimbursement and review.

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

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid, or any other federal healthcare program. The Anti-Kickback Statute, and similar state laws prohibit payments intended to induce physicians or others to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws restrict sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, which may be used with hospitals, physicians, and other potential purchasers or prescribers of our products. The statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution are drawn narrowly, and any remuneration to or from a prescriber or purchaser of healthcare products or services may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. However, practices that do not fit into a safe harbor are not per se illegal, and are instead analyzed based on the particular facts and circumstances to determine whether the practice presents a low risk of fraud and abuse. Although we believe our practices are compliant with applicable safe harbors, we cannot assure you that a government regulator will not take the position that some of our practices do not meet all of the narrow criteria of an applicable safe harbor and otherwise violate the Anti-Kickback Statute.

The Federal False Claims Act prohibits, in part, any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the Federal Anti-Kickback Statute and Federal False Claims Act, which apply to items or services reimbursed under Medicaid and other state programs, or, in certain states, apply regardless of payor. These false claims acts allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or for other violations of the statutes) and to share a certain portion of amounts paid by the entity to the government in fines or settlement. Such suits, often referred to as qui tam actions, have increased significantly in the healthcare industry in recent years.

Sanctions under these federal and state laws may include civil monetary penalties, exclusion from participation in the Medicare and Medicaid programs, criminal fines and imprisonment. In addition, the ACA, among other things, amended the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity generally does not need to have actual knowledge of these statutes or specific intent to violate them in order to have criminal and/or civil exposure. In addition, the ACA provides that the government may assert that a claim, including items or services resulting from a violation of the Federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations.

Page	22

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020

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

Many government and commercial payors are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality and coordination of care. For example, accountable care organizations (“ACOs”) incentivize hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Several states have implemented, or plan to implement, accountable care models for their Medicaid populations. We cannot predict how the continued establishment and implementation of these new business models will impact our business. There is the possibility that value-based payment models, such as ACOs, will drive down the utilization and/or reimbursement rates for our services. We may not be able to gain access into certain ACOs. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we could experience an adverse effect on our operations and financial condition.

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits and impose higher plan costs on beneficiaries. Approximately one third of Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2021; a figure that continues to grow. Similarly, enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources.

We may experience increased competition for managed care contracts due to state regulation and limitations. We cannot assure you that we will be successful in our efforts to be included in plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well defined as a state transitions Medicaid beneficiaries to managed care. For example, membership, new referrals and related authorizations for services may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes may negatively affect our revenue growth rates, cash flow and profitability for services provided.

Page	23

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
In addition, other alternative payment models may be adopted by the government and commercial payors to control costs that subject us to financial risk. We cannot predict at this time what alternative payment models may be presented and what effect such new payment models may have on our operations or financial condition in the future.

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

Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2021 or be subject to an annual penalty.

Risks Related to our Common Shares

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
December 31, 2021 and 2020

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

Our common shares are listed and posted for trading in the United States on the Nasdaq Capital Market and Canada on the TSX. Securities of small-cap and healthcare companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally, and market perceptions of the attractiveness of particular industries. The price of our common shares is also likely to be significantly affected by short-term changes in the cost of goods, or in financial condition or results of our operations. Other factors unrelated to our performance that may have an effect on the price of our common shares include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of our common shares; the size of our public float may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of our common shares that persists for a significant period of time could cause our securities, if listed on an exchange, to be delisted from such exchange, further reducing market liquidity.

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
December 31, 2021 and 2020
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

We no longer qualify as a “smaller reporting company” and, subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies, we will be required to comply with larger company disclosure obligations beginning with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, which may increase our costs and demands on management.

As of June 30, 2021, we determined that we no longer qualify as a “smaller reporting company” and, subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies, we will be required to comply with larger company disclosure obligations beginning with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. The loss of smaller reporting company status and compliance with such larger company disclosure obligations (subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies) may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote additional time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our common shares could decline and we could be subject to sanctions or investigations by the stock exchanges on which our common shares are listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

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
December 31, 2021 and 2020
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

We are an "emerging growth company" and the reduced disclosure obligations applicable to "emerging growth companies" may make our common stock less attractive to investors.

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

We may remain an “emerging growth company” until as late as December 31, 2024, the fiscal year-end following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (1) we have $1.07 billion or more in annual revenue in any fiscal year, (2) the market value of our common stock that is held by non-affiliates is $700 million or more as of any June 30 and we are deemed to be a “large accelerated filer” as defined under the Exchange Act or (3) we issue more than $1.0 billion of non-convertible debt over a three-year period.

As of June 30, 2021, we determined that we no longer qualify as a “smaller reporting company,” but we are not required to comply with the larger company disclosure obligations (subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies) until our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. As a result, this Annual Report on Form 10-K is only required to comply with the smaller company disclosure obligations. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide supplemental financial information or risk factors.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own our headquarters, consisting of approximately 77,000 square feet, which is located on an approximately 8.2-acre parcel in Lafayette, Louisiana. This owned property is subject to a mortgage (see Note 5 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K for further information). During the quarter ended December 31, 2021, we acquired a 16,000 square foot office building and a 16,000 square foot climate controlled warehouse which we previously leased from a company owned by the Company’s CEO, Casey Hoyt, and President, Michael Moore. We believe that our facilities are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased on commercially reasonable terms to accommodate any future growth.

Page	27

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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
December 31, 2021 and 2020
PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common shares of Viemed trade in the United States on the Nasdaq Capital Market under the symbol "VMD" and in Canada on the TSX under the trading symbol “VMD.TO”.

Shareholders

We had nine shareholders of record as of February 15, 2022. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

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

Item 6. Reserved

Page	29

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

As of June 30, 2021, we determined that we no longer qualify as a “smaller reporting company,” but we are not required to comply with the larger company disclosure obligations (subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies) until our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. As a result, this Annual Report on Form 10-K is only required to comply with the smaller company disclosure obligations.

We are an "emerging growth company," as defined in the JOBS Act, and as such, we have elected to comply with certain reduced U.S. public company reporting requirements.

Overview

We provide an array of home medical equipment, services and supplies, specializing in post-acute respiratory care services in the United States. Our primary objective is to focus on the organic growth of the business and thereby solidify our position as one of the United States’ largest providers of in-home therapy for patients suffering from respiratory diseases. Our respiratory care programs are designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Our services include respiratory disease management (through the rental of various DME devices), neuromuscular care, in-home sleep testing and sleep apnea treatment, oxygen therapy, and the sale of associated supplies.

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 77.3% and 80.8% of our traditional revenue, excluding COVID-19 response sales and services for the years ended December 31, 2021 and 2020, respectively. We combine the benefits of home ventilation support with licensed RTs to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to use a growth model whereby expansion is accomplished through existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in 47 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of December 31, 2021, we employed 274 licensed RTs, representing more than 44% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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

For the year ended December 31, 2021, we generated revenues of $117.1 million and had net income of $9.1 million, compared to revenues of $131.3 million and net income of $31.5 million for the year ended December 31, 2020. Excluding COVID-19 response sales and services, net revenue increased $11.6 million (or 11.9%) from the comparable period in 2020.

Our primary sources of capital to date have been from operating cash flows. In addition, our line of credit availability of $10.0 million remains undrawn.

Page	30

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020

Trends Affecting our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, limiting access to medical facilities, and adoption of social distancing and remote working policies. Local, state and national governments continue to emphasize the importance of essential medical personnel and we remain open to meet the needs of our communities. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters. These measures do not appear to be negatively impacting our patient attrition rate at this time, but we cannot assure you that future governmental policies and initiatives will not significantly disrupt our operations or adversely affect our ability to provide services to our patients in the future. In addition, our ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing although at lower levels than in recent periods. While governmental and other restrictions have not had a material impact on our consolidated operating results for the year ended December 31, 2021, it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time and we cannot assure you that demand for our products and services will continue or that we will be able to maintain operations necessary to satisfy such demand, including sufficient personnel, supply chains and distributions channels.

The COVID-19 pandemic has led to significant disruptions and volatility in capital and financial markets. Broad economic factors resulting from the current COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, could also affect our service mix, revenue mix, payor mix and patient base, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate may lead to increases in the uninsured and under-insured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our financial results and require an increased level of working capital. In addition, we may experience supply chain disruptions, including delays and price increases in equipment and supplies. Staffing, equipment and supplies shortages may also impact our ability to assess potential patients in hospitals and set up and treat patients in the home.

We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. The CARES Act, which was signed into law on March 27, 2020, provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The legislation provides for relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. As a result, we received a general distribution payment from the Provider Relief Fund of $3.5 million in April 2020 and a targeted distribution payment of $1.5 million in November 2021. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic. The HHS has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions are modified, it may affect our ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, we believe we have utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

The CARES Act also provides for a temporary suspension of the 2% payment sequestration adjustment currently applied to all Medicare fee-for-service claims. In December 2021, President Biden signed into law legislation that extended the suspension on the 2 percent payment sequestration through March 31, 2022. The payment sequestration adjustment was fixed at 1 percent from April 1, 2022 to June 30, 2022 and it returns to 2 percent on July 1, 2022.

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

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
While the impact of COVID-19 on our consolidated results of operations for the year ended December 31, 2021 has resulted in an increase in revenues related to additional product sales and services during the period, the overall impact that COVID-19 will continue to have on our consolidated results of operations in future periods remains uncertain and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations. For additional information, see Part I - Item 1A. “Risk Factors.”

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

The below table highlights summary financial and operational metrics for the trailing eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Financial Information:
Revenue	$31,962	$29,285	$27,399	$28,416	$31,202	$33,447	$42,854	$23,806
Gross Profit	19,662	18,381	17,625	17,742	19,178	19,453	25,927	15,553
Gross Profit %	62%	63%	64%	62%	61%	58%	61%	65%
Net Income	4,087	1,789	1,566	1,684	5,071	2,804	19,412	4,243
Cash and Cash Equivalents (As of)	28,408	26,867	31,151	31,097	30,981	32,396	29,707	8,409
Total Assets (As of)	117,962	115,486	111,014	113,001	112,560	113,969	112,178	86,801
Adjusted EBITDA(1)	9,549	7,419	6,847	5,468	9,458	7,720	16,287	7,869
Operational Information:
Vent Patients(2)	8,405	8,200	8,103	7,733	7,892	7,788	7,705	7,965
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.
Critical Accounting Estimates

We are required to disclose “critical accounting estimates” which are estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and that have had or are reasonably likely to have a material impact on our financial condition or results of operations of the registrant.

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 2 to our consolidated financial statements included in Part II, Item 8 of this report. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting estimate.

Allowance for Doubtful Accounts

The Company estimates that a certain portion of receivables from customers may not be collected and maintains an allowance for doubtful accounts. The Company evaluates the net realizable value of accounts receivable as of the date of Consolidated Balance Sheets. Specifically, we consider historical realization data, including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry

Page	32

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

For the year ended December 31, 2021, our assessment considered business and market disruptions caused by the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for doubtful accounts in future periods. Our allowance for doubtful accounts was $7.0 million and $9.0 million as of December 31, 2021 and 2020, respectively.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020:

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
Revenue	$117,062	100.0%	$131,309	100.0%	$(14,247)	(10.8)%
Cost of revenue	43,652	37.3%	51,198	39.0%	(7,546)	(14.7)%
Gross profit	73,410	62.7%	80,111	61.0%	(6,701)	(8.4)%
Selling, general and administrative	54,893	46.9%	52,829	40.2%	2,064	3.9%
Research and development	2,110	1.8%	1,083	0.8%	1,027	94.8%
Stock-based compensation	5,150	4.4%	4,882	3.7%	268	5.5%
Depreciation	851	0.7%	816	0.6%	35	4.3%
Loss (gain) on disposal of property and equipment	448	0.4%	(2,328)	(1.8)%	2,776	NM
Other expense (income)	(1,622)	(1.4)%	(3,952)	(3.0)%	2,330	(59.0)%
Income from operations	11,580	9.9%	26,781	20.4%	(15,201)	(56.8)%
Non-operating expenses
Income from equity method investments	(1,241)	(1.1)%	(91)	(0.1)%	(1,150)	1263.7%
Interest expense, net	318	0.3%	509	0.4%	(191)	(37.5)%
Net income before taxes	12,503	10.7%	26,363	20.1%	(13,860)	(52.6)%
Provision (benefit) for income taxes	3,377	2.9%	(5,167)	(3.9)%	8,544	NM
Net income	$9,126	7.8%	$31,530	24.0%	$(22,404)	(71.1)%

Page	33

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020

Revenue

The following table summarizes our revenue for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$83,849	71.6%	$78,286	59.6%	$5,563	7.1%
Other durable medical equipment rentals	13,843	11.8%	9,888	7.5%	3,955	40.0%
Net revenue from sales and services
Equipment and supply sales	8,765	7.5%	7,357	5.6%	1,408	19.1%
COVID-19 response sales and services	8,558	7.3%	34,379	26.2%	(25,821)	(75.1)%
Service revenues	2,047	1.7%	1,399	1.1%	648	46.3%
Total net revenue	$117,062	100.0%	$131,309	100.0%	$(14,247)	(10.8)%

For the year ended December 31, 2021, revenue totaled $117.1 million, a decrease of $14.2 million (or 10.8%) from the comparable period in 2020.

Excluding COVID-19 response sales and services, net revenue increased $11.6 million (or 11.9%) from the comparable period in 2020. Ventilator rental revenue increased $5.6 million (or 7.1%) due to our organic growth in active ventilator patient base sustained throughout the year. In addition to the ventilator rental revenue growth, rental revenue from other DME grew $4.0 million (or 40.0%) which primarily consisted of product revenue from PAPs, oxygen therapy, and percussion vests. Non-COVID-19 related equipment sales and services combined increased by $1.4 million (or 19.1%) year over year primarily as a result of increasing demand for respiratory supplies, specifically for PAP resupply patients.

For the year ended December 31, 2021, net revenue for COVID-19 response sales and services totaled $8.6 million, compared to $34.4 million during the height of the pandemic during the year ended December 31, 2020. Current period COVID-19 response sales and services consist primarily of contact and vaccination tracing services. While we expect further COVID-19 response related revenue during 2022, the impact of such revenue remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of equipment, supplies, and services from other suppliers.

As we continue to expand geographically and further penetrate existing territories, we expect growth in our active ventilator patient base and ventilator rental revenue, as well as in our other growing respiratory offerings. We expect growth to occur at an increased rate compared to recent periods which were impacted by COVID-19.

Cost of Revenue and Gross Profit

For the year ended December 31, 2021, cost of revenue totaled $43.7 million, a decrease of $7.5 million (or 14.7%) from the comparable period in 2020. For the years ended December 31, 2021 and 2020, gross profit percentage increased from approximately 61.0% to approximately 62.7%. The increase in overall gross profit percentage is due to declines in lower margin COVID-19 response sales and services as well as fluctuations in product and service mix. We expect our gross profit percentage for our normal operations to remain relatively consistent with 2021 levels.

Selling, General and Administrative Expense

For the year ended December 31, 2021, selling, general and administrative expenses totaled $54.9 million, an increase of $2.1 million (or 3.9%) from the comparable period in 2020. Excluding COVID-19 related revenues, selling, general and administrative expenses as a percentage of revenue decreased to 50.6% for the year ended December 31, 2021 compared to 54.5% for the year ended December 31, 2020.

This decrease in selling, general and administrative expense as a percentage of revenue as compared to the prior period is primarily attributable to a decrease in employee related expenses associated with variable and incentive based compensation. Phantom stock compensation expense decreased by $1.6 million due to the impact from remeasurement of our phantom stock plan. As we continue to grow into new markets and increase our employee count, we expect selling, general and administrative expenses will grow proportionally as a percentage of revenue as we continue into 2022.

Page	34

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020

Research and Development Costs

For the year ended December 31, 2021, research and development costs totaled $2.1 million, an increase of $1.0 million (or 94.8%) from the comparable period in 2020. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will slightly increase in 2022 relative to 2021 costs.

Loss (Gain) on Disposal of Property and Equipment

For the year ended December 31, 2021, we recorded a loss on disposal of property and equipment of $0.4 million, compared to a gain of $2.3 million during the comparable period in 2020. For the year ended December 31, 2020, as a result of our COVID-19 response efforts, certain of our previously placed in service property and equipment was sold and gains resulting from these disposals were recognized. We expect disposals of equipment to generally remain consistent with long term historical trends, excluding COVID-19 disposals.

Other Expense (Income)

The decrease of $2.3 million in other income was driven by reductions in current year state and federal government grants. During the year ended December 31, 2020, the Company received and recognized a general distribution payment from the Provider Relief Fund of $3.5 million. For the year ended December 31, 2021 the Company received and recognized a targeted distribution payment of $1.5 million. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic as described in detail above.

Stock-Based Compensation

For the year ended December 31, 2021, stock-based compensation totaled $5.2 million, an increase of $0.3 million (or 5.5%) from the comparable period in 2020. This increase is attributed to the expense of additional stock-based awards during 2021. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained near or below 5%.

Interest Expense, Net

For the year ended December 31, 2021, net interest expense totaled $0.3 million, a decrease of $0.2 million from the comparable period in 2020. We expect net interest expense to remain materially consistent with 2021 levels.

Provision (Benefit) for Income Taxes

For the year ended December 31, 2021, the provision for income taxes was a $3.4 million expense, compared to a $5.2 million benefit during the 2020 period. The increase in income tax expense was primarily due to the release of a valuation allowance during the prior period. We expect tax expense to normalize at rates that approximate the federal and state statutory rates.

Net Income

For the year ended December 31, 2021, net income was $9.1 million, a decrease of $22.4 million (or 71.1%) from the comparable period in 2020. Net income as a percentage of net revenue decreased from 24.0% for the year ended December 31, 2020 to 7.8% for the year ended December 31, 2021, primarily driven by a decrease in COVID-19 response sales and the comparative benefit from income taxes in the prior period, as described above.

Non-GAAP Financial Measures

The Company uses Adjusted EBITDA, which is a financial measure that is not prepared in accordance with GAAP to analyze its financial results and believes that it is useful to investors, as a supplement to GAAP measures. Management believes Adjusted EBITDA provides helpful information with respect to the Company's operating performance as viewed by management, including a view of the Company's business that is not dependent on the impact of the Company's capitalization structure and items that are not part of the Company's day-to-day operations. Management uses Adjusted EBITDA (i) to compare the Company's operating performance on a consistent basis, (ii) to calculate incentive compensation for the Company's employees, (iii) for planning purposes including the preparation of the Company's internal annual operating budget, and (iv) to evaluate the performance and effectiveness of the Company's operational strategies. Accordingly, management believes that Adjusted EBITDA provides useful information in understanding and evaluating the Company's operating performance in the same manner as management.

In calculating Adjusted EBITDA, certain items (mostly non-cash) are excluded from net income including interest, taxes, stock based compensation, and depreciation of property and equipment. Set forth below are descriptions of the financial items that have

Page	35

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net Income	$4,087	$1,789	$1,566	$1,684	$5,071	$2,804	$19,412	$4,243
Add back:
Depreciation	3,120	2,867	2,716	2,609	2,835	2,425	2,190	2,130
Interest expense	69	75	83	91	100	116	135	158
Stock-based compensation	1,305	1,302	1,236	1,307	1,301	1,234	1,196	1,151
Income tax expense (benefit)	968	1,386	1,246	(223)	151	1,141	(6,646)	187
Adjusted EBITDA	$9,549	$7,419	$6,847	$5,468	$9,458	$7,720	$16,287	$7,869

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2021 was $28.4 million, compared to $31.0 million at December 31, 2020. Based on our current plan of operations, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank, which was fully undrawn as of December 31, 2021.

Page	36

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
Net Cash provided by (used in):
Operating activities	$22,494	$35,110
Investing activities	(19,746)	(8,415)
Financing activities	(5,321)	(9,069)
Net (decrease) increase in cash and cash equivalents	$(2,573)	$17,626

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2021 was $22.5 million, resulting from net income of $9.1 million, non-cash net income adjustments of $26.9 million and an increase in net operating liabilities of $5.8 million, which was partially offset by an increase in net operating assets of $7.8 million. The non-cash net income adjustments primarily consisted of $6.9 million in change of allowance for doubtful accounts, $11.3 million of depreciation, $3.9 million in change in deferred tax asset, $5.2 million of stock-based compensation, and $1.2 million of income from equity investments. The primary changes in operating assets were an increase in gross accounts receivable of $7.3 million, a net increase in income taxes receivable/(payable) of $2.2 million, and a decrease in accrued liabilities of $4.0 million. Included in our operating cash flows for the period is the receipt of $1.5 million in Provider Relief Funds.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 was $19.7 million, consisting of $19.7 million of purchases of property and equipment and $0.6 million in equity investments, partially offset by $0.6 million of sales proceeds from the disposal of property and equipment. Included in the purchase of property and equipment are patient capital expenditures of $16.4 million related to medical equipment. Combining cash purchases of property and equipment of $19.7 million and equipment financed through finance leases of less than $0.1 million,our total capital expenditures for the year ended December 31, 2021 were $19.8 million. This represents a $3.7 million, or 23.3%, increase year over year.

Net cash used in investing activities during the year ended December 31, 2020 was $8.4 million, consisting of $13.0 million of purchases of property and equipment and $0.6 million in equity investments, partially offset by $5.2 million of COVID-19 response sales proceeds from the disposal of property and equipment. Included in the purchase of property and equipment are patient capital expenditures of $15.6 million related to medical equipment. Combining cash purchases of property and equipment of $13.0 million and equipment financed through finance leases of $3.0 million, our total capital expenditures for the year ended December 31, 2020 were $16.0 million. This represents a $9.4 million, or 36.8%, decrease year over year.

Net Cash Used in Financing Activities

Net cash used in financing activities during the year ended December 31, 2021 was $5.3 million, consisting of $1.7 million in principal payments on the Term Note (as defined below), $0.2 million in principal payments on the Building Term Note (as defined below), and $2.2 million in repayments of finance lease liabilities, partially offset by $0.1 million proceeds from the exercise of stock options.

Page	37

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
Net cash used in financing activities during the year ended December 31, 2020 was $9.1 million, consisting of $1.6 million in principal payments on the Term Note, $0.2 million in principal payments on the Building Term Note, and $9.2 million in repayments of finance lease liabilities, partially offset by $1.9 million proceeds from the exercise of stock options.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor, and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at December 31, 2021 or December 31, 2020. The line of credit allows flexibility in funding our future operations subject to compliance with the covenants described below.

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

Under the terms of the Commercial Business Loan Agreement, the Company is subject to the following financial covenants:

Financial Covenant	Required Ratio	Ratio at December 31, 2021
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	0.22
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	4.95
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.68

The Company was in compliance with all covenants under the Commercial Business Loan Agreement in effect at December 31, 2021.

Sources of Funds

Cash provided by operating activities during the year ended December 31, 2021 was $22.5 million compared to $35.1 million during the year ended December 31, 2020.

HHS Provider Relief Funds

The Company received a general distribution payment from the Provider Relief Fund of $3.5 million in April 2020 and a targeted distribution payment of $1.5 million in November 2021. The HHS has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. There is no US GAAP guidance for for-profit health care entities that receive government grants that are not in the form of an income tax credit, revenue from a contract with a customer or a loan. As such, for-profit entities must determine the appropriate accounting treatment by analogy to other guidance such as International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, in IFRS. Under IAS 20, we determined that upon receipt of funds, we fully complied with the conditions attached to the grant. We recognized the distributions received from the Provider Relief Fund in the income statement in full during the period of receipt. To the extent that reporting requirements and terms and conditions are modified, it may affect the Company's ability to comply and may require the return of funds.

As of December 31, 2021, the Company had cash and cash equivalents of $28.4 million.

Page	38

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
Use of Funds

Our principal uses of cash are funding our new rental assets and other capital purchases, operations, and other working capital requirements. The following table presents our material contractual obligations and commitments to make future payments as of December 31, 2021:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$1,714	$4,974
Lease Obligations	$490	$287
Total	$2,204	$5,261

We anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after December 31, 2021. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $0.8 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

Off Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its results of operations or financial condition.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Account Policies of the Notes to Consolidated Financial Statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Page	39

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
Item 8. Financial Statements and Supplementary Data

Page	F-1

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Viemed Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viemed Healthcare, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

New Orleans, Louisiana

March 7, 2022

Page	F-2

VIEMED HEALTHCARE, INC. CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)

	Note	At December 31, 2021	At December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	2	$28,408	$30,981
Accounts receivable, net of allowance for doubtful accounts of $7,031 and $9,013 at December 31, 2021 and December 31, 2020, respectively	2	12,823	12,373
Inventory, net of inventory reserve of $1,418 and $1,353 at December 31, 2021 and December 31, 2020, respectively	2	2,457	2,310
Income tax receivable		1,893	—
Prepaid expenses and other assets	2	1,729	1,511
Total current assets		$47,310	$47,175
Long-term assets
Property and equipment, net	3	62,846	55,056
Equity investments	2	2,157	733
Deferred tax asset	10	4,787	8,733
Other long-term assets	8	862	863
Total long-term assets		$70,652	$65,385

TOTAL ASSETS		$117,962	$112,560

LIABILITIES
Current liabilities
Trade payables		$3,239	$2,096
Deferred revenue		3,753	3,409
Income taxes payable		—	340
Accrued liabilities	4	8,875	12,595
Current portion of lease liabilities	5	464	2,741
Current portion of long-term debt	5	1,480	1,836
Total current liabilities		$17,811	$23,017
Long-term liabilities
Accrued liabilities	7	757	1,292
Long-term lease liabilities	5	268	762
Long-term debt	5	4,306	5,796
Total long-term liabilities		$5,331	$7,850
TOTAL LIABILITIES		$23,142	$30,867

Commitments and Contingencies		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 39,640,388 and 39,185,182 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	7	14,014	9,181
Additional paid-in capital		7,749	7,320
Accumulated other comprehensive loss		(278)	(451)
Retained earnings		73,335	65,643
TOTAL SHAREHOLDERS' EQUITY		$94,820	$81,693

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$117,962	$112,560

See accompanying notes to the consolidated financial statements
Page	F-3

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

		Year Ended December 31,
	Note	2021	2020
Revenue	2	$117,062	$131,309

Cost of revenue		43,652	51,198

Gross profit		$73,410	$80,111

Operating expenses
Selling, general and administrative		54,893	52,829
Research and development		2,110	1,083
Stock-based compensation	7	5,150	4,882
Depreciation		851	816
Loss (gain) on disposal of property and equipment		448	(2,328)
Other expense (income)	9	(1,622)	(3,952)
Income from operations		$11,580	$26,781

Non-operating income and expenses
Income from equity method investments		(1,241)	(91)
Interest expense, net of interest income	5	318	509

Net income before taxes		12,503	26,363
Provision (benefit) for income taxes	10	3,377	(5,167)

Net income		$9,126	$31,530

Other comprehensive income (loss)
Change in unrealized gain/loss on derivative instruments, net of tax		173	(294)
Other comprehensive income (loss)		$173	$(294)

Comprehensive income		$9,299	$31,236

Net income per share
Basic	11	$0.23	$0.81
Diluted	11	$0.22	$0.78

Weighted average number of common shares outstanding:
Basic	11	39,491,117	38,743,516
Diluted	11	40,680,947	40,525,737

See accompanying notes to the consolidated financial statements
Page	F-4

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2019	37,952,660	$3,366	$6,377	$(157)	$34,113	$43,699
Stock-based compensation - options	—	—	3,810	—	—	3,810
Stock-based compensation - restricted stock	—	—	1,072	—	—	1,072
Exercise of options	643,297	1,876	—	—	—	1,876
Shares issued for vesting of restricted stock units	589,225	3,939	(3,939)	—	—	—
Change in accumulated other comprehensive loss, net of tax	—	—	—	(294)	—	(294)
Net income	—	—	—	—	31,530	31,530
Shareholders' equity, December 31, 2020	39,185,182	$9,181	$7,320	$(451)	$65,643	$81,693
Stock-based compensation - options	—	—	4,197	—	—	4,197
Stock-based compensation - restricted stock	—	—	953	—	—	953
Exercise of options	27,597	112	—	—	—	112
Shares issued for vesting of restricted stock units	608,929	4,721	(4,721)	—	—	—
Shares redeemed to pay income tax	(181,320)	—	—	—	(1,434)	(1,434)
Change in accumulated other comprehensive loss, net of tax	—	—	—	173	—	173
Net income	—	—	—	—	9,126	9,126
Shareholders' equity, December 31, 2021	39,640,388	$14,014	$7,749	$(278)	$73,335	$94,820

See accompanying notes to the consolidated financial statements
Page	F-5

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars)

		Year Ended December 31,
	Note	2021	2020
Cash flows from operating activities
Net income		$9,126	$31,530
Adjustments for:
Depreciation		11,312	9,582
Change in allowance for doubtful accounts	2	6,895	9,116
Change in inventory reserve		65	1,353
Share-based compensation	7	5,150	4,882
Distributions of earnings received from equity method investments		416	—
Income from equity method investments		(1,241)	(91)
Loss (gain) on disposal of property and equipment		448	(2,328)
Deferred income tax expense (benefit)		3,884	(8,733)
Net change in working capital
Increase in accounts receivable		(7,345)	(9,955)
Increase in inventory		(212)	(2,303)
Increase in prepaid expenses and other assets		(226)	(812)
Increase in trade payables		133	213
Increase in deferred revenue		344	94
(Decrease) increase in accrued liabilities		(4,022)	2,308
Change in income tax payable/receivable		(2,233)	254
Net cash provided by operating activities		$22,494	$35,110

Cash flows from investing activities
Purchase of property and equipment		(19,743)	(13,044)
Investment in equity investments		(599)	(629)
Proceeds from sale of property and equipment		596	5,258
Net cash used in investing activities		$(19,746)	$(8,415)

Cash flows from financing activities
Proceeds from exercise of options		112	1,876
Principal payments on notes payable	5	(152)	(142)
Principal payments on term note	5	(1,683)	(1,605)
Shares redeemed to pay income tax		(1,434)	—
Repayments of lease liabilities		(2,164)	(9,198)
Net cash used in financing activities		$(5,321)	$(9,069)

Net (decrease) increase in cash and cash equivalents		(2,573)	17,626
Cash and cash equivalents at beginning of year		30,981	13,355
Cash and cash equivalents at end of period		$28,408	$30,981

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$351	$559
Cash paid during the period for income taxes, net of refunds received		$1,768	$3,311
Supplemental disclosures of non-cash transactions
Net non-cash changes to finance leases balances		$48	$3,002
Net non-cash changes to operating lease balances		$712	$57

See accompanying notes to the consolidated financial statements
Page	F-6

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
Notes to Consolidated Financial Statements

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of in-home DME and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in 47 states in the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

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

As of June 30, 2021, the Company determined that it no longer qualifies as a “smaller reporting company,” but the Company is not required to comply with the larger company disclosure obligations (subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies) until our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. As a result, this Annual Report on Form 10-K is only required to comply with the smaller company disclosure obligations.

The Company is an "emerging growth company," as defined in the JOBS Act, and as such, has elected to comply with certain reduced U.S. public company reporting requirements.

The Company’s common shares are traded in the U.S. on the Nasdaq Capital Market under the symbol "VMD" and in Canada on the TSX under the symbol "VMD.TO".

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
December 31, 2021 and 2020
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

As of December 31, 2021, the COVID-19 pandemic is ongoing and the impacts of the pandemic on our business, financial condition and results of operations continue to evolve as of the date of this report. As a result, the impacts remain uncertain and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home, and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with an original maturity of three months or less that are readily convertible to known amounts of cash that are subject to insignificant risk or change. At December 31, 2021 and 2020, our cash was held primarily in checking and money market accounts. Cash and cash equivalents consist of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Cash	$11,952	$5,319
Money market accounts	16,456	25,662
Total cash and cash equivalents	$28,408	$30,981

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

For the year ended December 31, 2021, our assessment considered business and market disruptions caused by the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for doubtful accounts in future periods.

The estimates and write-offs for the allowance for doubtful accounts for each reporting period were as follows:

	December 31, 2021	December 31, 2020
Balance, beginning of year	$9,013	$7,782
Change in allowance for doubtful accounts	6,895	9,116
Amounts written off	(8,877)	(7,885)
Balance, end of period	$7,031	$9,013

Page	F-8

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
As of December 31, 2021 and 2020, no one customer represented more than 10% of outstanding accounts receivable. The Company does have receivables at December 31, 2021 from Medicare and Medicaid, representing 35% and 9%, respectively, and 44% combined, of total outstanding receivables (December 31, 2020 - 46%). As these receivables are both from government programs, there is little credit risk associated with these balances; however, these receivables are subject to billing modifications and other adjustments and estimates of the amounts of such adjustments are included in the allowance for doubtful accounts.

Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Medicare revenues	55%	58%
Medicaid revenues	9%	9%
Total Medicare and Medicaid revenues	64%	67%

Inventory

Inventory represents non-serialized supplies that consist of equipment parts, consumables, and associated product supplies and is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. Obsolete and unserviceable inventories are valued at estimated net realizable value. Inventory is presented net of a reserve balance of $1,418,000 and $1,353,000 at December 31, 2021 and 2020, respectively, that relates to COVID-19 response supplies.

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

The estimated useful lives of the property and equipment are as follows:

Description	Estimated Useful Lives
Medical Equipment	1 - 10 Years
Computer Equipment	5 Years
Office Furniture & Fixtures	5 - 10 Years
Leasehold Improvements	Shorter of Useful Life or Lease
Vehicles	5 Years
Buildings	15 - 39 Years
Land	Indefinite Life

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

Equity Investments

Equity investments on the Consolidated Balance Sheets are comprised of an investment accounted for under the equity method and an equity investment without a readily determinable fair value which is accounted for under the measurement alternative described in ASC 321-10-35-2.

Page	F-9

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
The following table details the Company’s equity investments:

	December 31, 2021	December 31, 2020
Equity method investments	$959	$134
Other equity investments	1,198	599
Balance, end of period	$2,157	$733
Our equity method investments include a 49% equity interest in Solvet Services, LLC. Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Consolidated Statements of Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of December 31, 2021 that would impair the carrying value of equity method investments.

Other equity investments include a 5% equity interest in VeruStat, Inc. Other equity investments are investments without a readily determinable fair value which do not qualify for the practical expedient in ASC 820. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of December 31, 2021 on its investments in equity securities without a readily determinable fair value.

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
December 31, 2021 and 2020
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

The revenues from each major source are summarized in the following table:

	Year Ended December 31,
	2021	2020
Revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$83,849	$78,286
Other durable medical equipment rentals	13,843	9,888
Revenue from sales and services under Topic 606
Equipment and supply sales	8,765	7,357
COVID-19 response sales and services	8,558	34,379
Service revenues	2,047	1,399
Total revenues	$117,062	$131,309

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
December 31, 2021 and 2020
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

Returns and refunds are not accepted on equipment sales, sleep study services or contact tracing services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of December 31, 2021 or 2020.

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

For determining the fair value of the interest rate swap contract, the Company uses significant other observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. These fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves. The Company presents a positive ending period fair value of the interest rate swap contract in other long-term assets, as a component of long-term assets, and a negative ending period fair value of the interest rate swap contract in accrued liabilities, as a component of long-term liabilities on the Consolidated Balance Sheets.

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements from its swap counterparty as an adjustment to interest expense over the life of the swap. If determined to be an effective cash flow hedge, the Company will record the changes in the estimated fair value of the swaps to accumulated other comprehensive income or loss on the Consolidated Balance Sheets. To the extent that interest rate swaps are determined to be ineffective, the Company would recognize the changes in the estimated fair value of swaps in interest and other non-operating expenses, net in its Consolidated Statements of Income.

Page	F-12

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

Impairment of Long-Lived Assets

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the years ended December 31, 2021 and 2020.

Net Income per Share Attributable to Common Stockholders

Basic net income per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive stock-based awards outstanding during the period using the treasury stock method. Dilutive stock-based awards include outstanding common stock options and time-based RSUs.

See Note 11 for earnings per share computations.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption had no material impact to the Company’s consolidated financial statements.

Page	F-13

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
On January 1, 2021, we adopted Accounting Standards Update (ASU) No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. The standard will be effective for fiscal years beginning after December 15, 2022 , including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The Company has a commercial term note that references LIBOR and is evaluating how this standard may be applied to specific contract modifications through December 31, 2022.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance will be effective for us in the year ended December 31, 2022, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Page	F-14

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
3.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	December 31, 2021	December 31, 2020
Medical equipment	$76,864	$63,307
Furniture and equipment	2,521	2,722
Land	2,566	2,138
Buildings	7,682	5,966
Leasehold improvements	296	290
Vehicles	972	922
Less: Accumulated depreciation	(28,055)	(20,289)
Property and equipment, net of accumulated depreciation and amortization	$62,846	$55,056

Depreciation in the amount of $10,461,000 and $8,765,000 is included in cost of revenue for the years ended December 31, 2021 and 2020, respectively. Included in medical equipment above is equipment acquired under finance lease obligations whose cost and accumulated depreciation at December 31, 2021 total $47,000 and $5,000, respectively. At December 31, 2020, cost and accumulated depreciation on equipment acquired under finance lease obligations was $6,900,000 and $885,000, respectively. Medical equipment purchases with a cost of $1,010,000 and $0 were included in accounts payable at December 31, 2021 and 2020, respectively.

4.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	December 31, 2021	December 31, 2020
Accrued trade payables	$2,011	$1,252
Accrued commissions payable	452	278
Accrued bonuses payable	3,405	5,190
Accrued vacation and payroll	1,226	844
Current portion of phantom share liability	1,118	4,485
Accrued other liabilities	663	546
Total accrued liabilities	$8,875	$12,595

5.     Debt and Lease Liabilities

Senior Credit Facility

On February 20, 2018, the Company entered a Commercial Business Loan Agreement that provides for Term Loans and Lines of Credit with Hancock Whitney Bank.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at December 31, 2021 or 2020.

Page	F-15

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

The Company has recognized these term notes, which have terms greater than twelve months, as follows:

	December 31, 2021	December 31, 2020
Notes payable	$5,786	$7,632
Less:
Current portion of notes payable	(1,480)	(1,836)
Net long-term notes payable	$4,306	$5,796

Future minimum principal and interest obligations for the term notes required over the next five years as of December 31, 2021, as follows:

	Principal Payments	Interest Payments(1)
2022	$1,480	$234
2023	167	201
2024	177	194
2025	186	184
2026	3,776	89
Thereafter	—	—
Total	$5,786	$902
(1)Interest payments under the term notes have effective interest rates of 4.68% and 4.60% per annum.

Under the terms of the Commercial Business Loan Agreement, the Company is subject to the following financial covenants:

Financial Covenant	Required Ratio	Ratio at December 31, 2021
Total Debt to Adjusted EBITDA (Quarterly)	not more than 1.50:1.00	0.22
Fixed Charge Coverage Ratio (Quarterly)	not less than 1.35:1.00	4.95
Loan-to-Value Ratio (Quarterly)	not more than 0.85	0.68

The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at December 31, 2021.

Page	F-16

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	December 31, 2021	December 31, 2020
Lease liabilities	$732	$3,503
Less:
Current portion of lease liabilities	(464)	(2,741)
Net long-term lease liabilities	$268	$762

Included in lease liabilities at December 31, 2021 are finance lease liabilities for medical equipment in the amount of $42,000 due between 2022 and 2024.

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At December 31, 2021, the weighted average lease term was approximately 2.24 years.

Future minimum principal and interest payments for operating lease liabilities required over the next five years as of December 31, 2021, as follows:

	Principal Payments	Interest Payments
2022	$448	$26
2023	95	11
2024	74	6
2025	73	2
2026	—	—
Thereafter	—	—
Total	$690	$45

Operating rental expenses for the years ended December 31, 2021 and 2020 amounted to $650,000 and $759,000, respectively. The related assets for operating lease liabilities have been included with property and equipment on the Consolidated Balance Sheets. Included within these operating lease liabilities are real property leases for real estate from a related party.

On August 1, 2015, the Company entered a ten-year triple net lease agreement for office and warehouse space with a company owned by the Company’s CEO, Casey Hoyt, and President, Michael Moore. Rental payments under these related party lease agreements were $20,000 per month, plus taxes, utilities and maintenance. Total rental payments for the use of these properties were $201,000 and $237,000 for the years ended December 31, 2021 and 2020, respectively. The expense for these related party rents has been included within selling, general and administrative expenses. On October 1, 2021, the Company acquired the properties for $2.8 million following approval by the Board of Directors. The acquisition of these previously leased properties was funded by cash on hand and resulted in no incremental debt. At December 31, 2021, these properties are recorded in property and equipment, net of related depreciation.

Page	F-17

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020:

	At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$16,456	$—	$—	$16,456
Interest rate swap	—	(200)	—	(200)
Total	$16,456	$(200)	$—	$16,256

	At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$25,662	$—	$—	$25,662
Interest rate swap	—	(433)	—	(433)
Total	$25,662	$(433)	$—	$25,229

Derivative Instruments and Hedging Activities

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. As of December 31, 2021, the Company holds one interest rate swap contract which matures on May 30, 2026 and has a notional amount of $4.5 million. This contract is designated as a cash flow hedge. During 2021, ineffective portions of the hedge were immaterial. The fair value was $(0.2) million (determined based on Level 2 inputs) and is included in accrued liabilities, as a component of long-term liabilities as of December 31, 2021.

Page	F-18

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 39,640,388 and 39,185,182 shares were issued and outstanding as of December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company repurchased and cancelled 181,320 common shares at a cost of $1.4 million due to tax withholding for RSUs vesting.

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

Effective June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan"), and the Former Plan was frozen. No future awards will be made under the Former Plan, and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,211 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of December 31, 2021, the Company had outstanding issuances of options of 3,822,000 and RSUs of 206,000 under the Omnibus Plan.

The following table summarizes stock-based compensation for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Stock-based compensation - options	$4,197	$3,810
Stock-based compensation - restricted stock units	953	1,072
Total	$5,150	$4,882

At December 31, 2021, there was approximately $2,594,000 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized over a weighted average period of 1.88 years. As of December 31, 2021, there was approximately $591,000 of total unrecognized pre-tax compensation expense related to outstanding time-based RSUs that is expected to be recognized over a weighted average period of 0.68 years.

Page	F-19

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020

Options

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2019	2,683	$3.36	6.7 years	$7,790
Issued	1,089	6.18
Exercised	(643)	3.15
Expired / Forfeited	(72)	4.58
Balance December 31, 2020	3,057	$4.37	7.9 years	$10,362
Issued	879	8.44
Exercised	(28)	3.87
Expired / Forfeited	(86)	8.32
Balance December 31, 2021	3,822	$5.22	7.4 years	$3,722
(1)For presentation purposes, stock options issued with a CAD exercise price have been translated to USD based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

The aggregate intrinsic value of options outstanding was $3,722,000 and options exercisable were $3,303,000 at December 31, 2021. During the fiscal years ended December 31, 2021 and 2020, 27,597 and 643,297 shares of common stock were issued pursuant to the exercise of stock options, respectively.

At December 31, 2021, the Company had 1,906,000 exercisable stock options outstanding with a weighted average exercise price of $3.70 and a weighted average remaining contractual life of 6.6 years. At December 31, 2020, the Company had 971,000 exercisable stock options outstanding with a weighted average exercise price of $3.09 and a weighted average remaining contractual life of 6.9 years.

The fair value of the stock options has been charged to the Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, using the Black-Scholes option pricing model calculated using the following assumptions for issuances during the years ended December 31, 2021 and 2020:

	2021	2020
Exercise price	$5.80 - $9.70	$5.70 - $10.44
Risk-free interest rate	0.60% - 1.54%	0.39% - 1.63%
Expected volatility	60% - 68%	66% - 85%
Expected term	5.65 - 5.76	5.63 - 10 years
Expected dividend yield	Nil	Nil
Fair value on date of grant	$3.35 - $5.57	$4.10 - $7.23

Page	F-20

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
Restricted Stock Units

The Company accounts for Restricted Stock Units ("RSU") using fair value. The fair value of the RSUs has been charged to the Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, based on the stock price on the date of grant. RSUs vest generally over a one or three-year period.

The following table summarizes restricted stock unit activity for the years ended December 31, 2021 and 2020:

	Number of RSUs (000's)	Weighted average grant price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2019	1,139	$2.16	0.55 years	$7,129
Issued	144	7.29
Vested	(589)	2.33
Expired / Forfeited	(10)	5.70
Balance December 31, 2020	684	$3.04	0.22 years	$5,308
Issued	145	7.34
Vested	(609)	2.76
Expired / Forfeited	(14)	6.91
Balance December 31, 2021	206	$6.61	0.68 years	$1,074
(1)All future equity grants will be awarded in USD, therefore, RSUs issued with a CAD grant price have been translated to USD based on the prevailing exchange rate on the date of grant for presentation purposes.
(2)The aggregate intrinsic value of time-based RSUs outstanding was based on our closing stock price on the last trading day of the period.

During the year ended December 31, 2021, the Company issued 144,700 RSUs, with a vesting term of one to three years and a fair value between $6.38 and $8.57 per share. During the year ended December 31, 2020, the Company issued 144,177 RSUs, with a vesting term of one to three years and a fair value between $5.70 and $10.44 per share.

Phantom Share Units

The Company has a phantom share unit plan, which it uses for grants to directors, officers, and employees. Phantom share units granted under the plan are non-assignable and are settled in cash at vesting based on the fair value of the Company's common stock on the vesting date. Phantom share units vest annually over a three-year period.

Page	F-21

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
The following table summarizes phantom share unit activity for the years ended December 31, 2021 and 2020:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2019	1,350	$8,370
Issued	346	2,439
Vested	(601)	(4,201)
Expired / Forfeited	(110)	(862)
Balance December 31, 2020	985	7,644
Issued	394	3,771
Vested	(656)	(6,282)
Expired / Forfeited	(150)	(783)
Balance December 31, 2021	573	2,991
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s stock at that time; the value of issued share equivalents is based on the market price of the Company’s stock at issuance; the value of vested share equivalents is based on the cash paid at the time of vesting; and the values of expired/forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's stock at the end of the period. The market price of the Company's stock was $5.22 and $7.76 on December 31, 2021 and December 31, 2020, respectively.

The change in fair value of the phantom share units has been charged to the Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities.

The total liability associated with phantom share units at December 31, 2021 is $1,676,000, with $1,118,000 of this amount included in current accrued liabilities and the remaining portion of $558,000 included in long-term accrued liabilities.

The impact associated with the fair value remeasurement of phantom share units is recorded in selling, general and administrative expenses within the Consolidated Statements of Income. The following table summarizes expenses associated with the phantom share units for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Selling, general and administrative	$2,614	$4,255

The Company paid cash settlements of $6,282,000 and $4,201,000 during the years ended December 31, 2021 and 2020, respectively, pertaining to vestings of cash-settled phantom share units.

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

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
Legal Proceedings

As previously disclosed, the Company (through its subsidiary Sleep Management LLC) submitted a purchase order (the “Purchase Order”) in March 2020 to Vyaire Medical, Inc. d/b/a CareFusion Respiratory Technologies (“Vyaire”) for respiratory equipment. The Company ultimately prepaid $1.4 million towards the delivery of such respiratory equipment. Vyaire was unable or unwilling to deliver the vast majority of the respiratory equipment referenced in the Purchase Order, and also refused to refund the prepayment amount (less the amounts paid for equipment actually received). On July 29, 2020, the Company (through its subsidiary Sleep Management LLC) filed a lawsuit against Vyaire in the United States District Court for the Western District of Louisiana (the “Court”). This lawsuit was dismissed on December 8, 2020 in connection with the commencement of the lawsuit filed by the Company (through its subsidiary Sleep Management) on November 5, 2020, against Vyaire in the 15th Judicial District Court for the Parish of Lafayette, Louisiana (the “State Court”) seeking damages for breach of contract and seeking a declaratory judgment that the Company is not required to pay any further funds to Vyaire. On December 28, 2020, Vyaire filed its Answer, Affirmative Defenses, and Reconventional Demand (“Reconventional Demand”) with the State Court alleging breach of contract and seeking damages of $4.7 million purportedly for the improper cancellation of the Purchase Order. The Company filed its Answer to the Reconventional Demand on February 12, 2021 and the parties are currently engaged in discovery.

We continue to believe that we have valid legal and equitable grounds to recover our outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. We have determined that a loss related to the Reconventional Demand is not probable, and thus have not accrued a liability related to this claim. Although a loss may be reasonably possible, we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Reconventional Demand given that the dispute is in the early stages of the legal process. At December 31, 2021, outstanding funds in the amount of $0.9 million related to undelivered respiratory equipment are included within other long-term assets.

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

In May of 2021, a final report and recommendation (“Report”) was issued by the OIG regarding an audit by OIG of claims relating to 100 of the Company’s non-invasive ventilation at home (“NIVH”) patients. The OIG asserted that most of the sampled Medicare claims submitted for the monthly rental of non-invasive ventilators did not comply with Medicare requirements. The Company firmly believes that the Report ignores each patient’s diagnosis and supporting documentation of that diagnosis from treating and prescribing physicians and applies clinical guidelines that are contrary to CMS’s accepted standard of care. In late June of 2021, the Company received initial request letters from DME Medicare Administrative Contractors ("MACs") referencing the Report and requesting repayment of purported overpayments. The Company responded to each initial request by submitting a rebuttal and by filing a redetermination appeal as prescribed by the initial request letters and by statute. In September 2021, the MACs informed the Company of unfavorable decisions with respect to the redetermination appeals. In November 2021, the Company filed Reconsideration Appeals and intends to continue to defend itself vigorously through the remaining appeals processes which include, in successive order, Reconsideration decision, Administrative Law Judge appeals, Medicare Appeals Council review, and ultimately through Federal Court, if necessary. The timing of additional appeals beyond reconsideration are subject to workload constraints of the reviewing body. Based on initial discussions with CMS, a review of the current facts and circumstances as we understand them, and the nature of the requests, we have determined that a loss is not probable but may be reasonably possible. Accordingly, no related accrual has been recorded. The extrapolated value of the 39 associated claims within the 4-year reopening period limited by statute is approximately $9 million. Management estimates that a possible loss, if any, will not exceed this amount. It is possible that the ultimate resolution of this matter, if unfavorable, could materially and adversely affect the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $0.8 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

Page	F-23

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
9.     Other Income

CARES Act Funds Received

The Company received a general distribution payment from the Provider Relief Fund of $3.5 million in April 2020 and a targeted distribution payment of $1.5 million in November 2021. The HHS has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. There is no US GAAP guidance for for-profit health care entities that receive government grants that are not in the form of an income tax credit, revenue from a contract with a customer or a loan. As such, for-profit entities must determine the appropriate accounting treatment by analogy to other guidance such as International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, in IFRS. Under IAS 20, we determined that upon receipt of funds, we fully complied with the conditions attached to the grant. We recognized the distributions received from the Provider Relief Fund in the income statement in full during the period of receipt. To the extent that reporting requirements and terms and conditions are modified, it may affect the Company's ability to comply and may require the return of funds.

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

At December 31, 2021 and 2020, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2018.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Net income before income taxes	$12,503	$26,363
Statutory income tax rate	21.0%	21.0%
Computed provision for income taxes	2,626	5,536
State income tax expense	799	839
Permanent differences	694	(41)
Prior Year True Ups	(436)	(469)
Changes in valuation allowance for deferred tax assets	(306)	(11,032)
Provision for (recovery of) income taxes	$3,377	$(5,167)

Page	F-24

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
The significant components of the provision for income taxes for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Current taxes:
Federal	$(428)	$2,547
State	(79)	1,019
Total current taxes	(507)	3,566

Deferred taxes:
Federal	$3,181	$(6,699)
State	703	(2,034)
Total deferred taxes	3,884	(8,733)

Provision for (recovery of) income taxes	$3,377	$(5,167)

Deferred Income Taxes

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

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating losses - US	$508	$—
State fixed asset and net operating losses	514	783
Goodwill	10,639	11,894
Allowance for doubtful accounts	1,828	2,334
Accrued compensation and other	970	1,438
Accrued phantom stock	434	1,384
Stock-based compensation	2,745	2,205
Lease liability	179	348
Charitable contributions	41	—
Other	52	112
UNICAP	381	363
Total deferred tax assets	$18,291	$20,861

Deferred tax liabilities:
Right-of-use asset	$(179)	$(348)
Property and equipment	(13,316)	(11,465)
Total deferred liabilities	$(13,495)	$(11,813)

Valuation allowance:
Net deferred tax asset before valuation allowance	$4,796	$9,048
Less: valuation allowance	(9)	(315)
Net deferred tax asset	$4,787	$8,733

Page	F-26

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Year Ended December 31,
	2021	2020
Numerator - basic and diluted:
Net income attributable to shareholders	$9,126	$31,530

Denominator:
Basic weighted average number of common shares	39,491,117	38,743,516
Diluted weighted average number of shares	40,680,947	40,525,737

Basic earnings per share	$0.23	$0.81
Diluted earnings per share	$0.22	$0.78

Denominator calculation from basic to diluted:
Basic weighted average number of common shares	39,491,117	38,743,516
Stock options and other dilutive securities	1,189,830	1,782,221
Diluted weighted average number of shares	40,680,947	40,525,737

12.     Subsequent Events

Repurchase and Cancellation of Vested Shares

In connection with the RSUs vested in January 2022, the Company repurchased 21,955 shares at fair value and used cash on hand to satisfy statutory tax withholding obligations. These shares were subsequently cancelled by the Company.

Page	F-27

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page	43

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Page	44

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020
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

Additional information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.

Item 15. Exhibits and Financial Statement Schedules

a.Documents filed as part of this report.

1.Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•Report of Independent Registered Public Accounting Firm

•Balance Sheets as of December 31, 2021 and 2020

•Statements of Operations for the years ended December 31, 2021 and 2020

•Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020

•Statements of Cash Flows for the years ended December 31, 2021 and 2020

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
December 31, 2021 and 2020

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

3.1	Notice of Articles of Business Corporation Act of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

3.2	Amended and Restated Business Corporation Act Articles of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.

*4.1	Description of Registrant's Securities.

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
December 31, 2021 and 2020

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

Page	47

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020

+10.22	Viemed Healthcare, Inc. 2020 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2020.

+10.23	Form of Restricted Stock Units Agreement. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 3, 2021.

+10.24	Form of Award Agreement for Stock Option. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 3, 2021.

+10.25	Form of Restricted Stock Unit Award. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2021.

+10.26	Non-Employee Directors Deferred Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2021.

21.1	Subsidiaries of the Registrant.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Page	48

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2021 and 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: March 7, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Casey Hoyt	Chief Executive Officer and Director	March 7, 2022
Casey Hoyt	(Principal Executive Officer)

/s/ Trae Fitzgerald	Chief Financial Officer	March 7, 2022
Trae Fitzgerald	(Principal Financial Officer and Accounting Officer)

/s/ W. Todd Zehnder	Chief Operating Officer and Director	March 7, 2022
W. Todd Zehnder

/s/ Randy Dobbs	Chairman of the Board of Directors	March 7, 2022
Randy Dobbs

/s/ Dr. William Frazier	Director and Chief Medical Officer	March 7, 2022
Dr. William Frazier

/s/ Bruce Greenstein	Director	March 7, 2022
Bruce Greenstein

/s/ Sabrina Heltz	Director	March 7, 2022
Sabrina Heltz

/s/ Nitin Kaushal	Director	March 7, 2022
Nitin Kaushal

/s/ Timothy Smokoff	Director	March 7, 2022
Timothy Smokoff

Page	49