Form 10-Q
period 2022-03-31
VIEMED HEALTHCARE, INC.
filed 2022-05-03
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x

As of April 25, 2022, there were 38,918,067 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
March 31, 2022 and 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At March 31, 2022	At December 31, 2021
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$29,248	$28,408
Accounts receivable, net of allowance for doubtful accounts of $8,484 and $7,031 at March 31, 2022 and December 31, 2021, respectively	2	13,599	12,823
Inventory, net of inventory reserve of $0 and $1,418 at March 31, 2022 and December 31, 2021, respectively	2	2,503	2,457
Income tax receivable		676	1,893
Prepaid expenses and other assets	2	1,778	1,729
Total current assets		$47,804	$47,310
Long-term assets
Property and equipment, net	3	63,977	62,846
Equity investments	2	2,359	2,157
Deferred tax asset	9	3,985	4,787
Other long-term assets	6, 8	882	862
Total long-term assets		$71,203	$70,652
TOTAL ASSETS		$119,007	$117,962

LIABILITIES
Current liabilities
Trade payables		$3,697	$3,239
Deferred revenue		3,888	3,753
Accrued liabilities	4	8,739	8,875
Current portion of lease liabilities	5	361	464
Current portion of long-term debt	5	1,049	1,480
Total current liabilities		$17,734	$17,811
Long-term liabilities
Accrued liabilities	7	731	757
Long-term lease liabilities	5	232	268
Long-term debt	5	4,266	4,306
Total long-term liabilities		$5,229	$5,331
TOTAL LIABILITIES		$22,963	$23,142

Commitments and Contingencies	8	—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 39,293,778 and 39,640,388 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	7	$14,348	$14,014
Additional paid-in capital		8,720	7,749
Accumulated other comprehensive loss		(115)	(278)
Retained earnings		73,091	73,335
TOTAL SHAREHOLDERS' EQUITY		$96,044	$94,820

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$119,007	$117,962

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended March 31,
	Note	2022	2021
Revenue	2	$32,255	$28,416

Cost of revenue		12,512	10,674

Gross profit		$19,743	$17,742

Operating expenses
Selling, general and administrative		15,776	14,509
Research and development		632	339
Stock-based compensation	7	1,305	1,307
Depreciation		237	200
Other (income) expense		(455)	55
Income from operations		$2,248	$1,332

Non-operating income and expenses
Income from equity method investments		(323)	(220)
Interest expense, net of interest income	5	64	91

Net income before taxes		2,507	1,461
Provision (benefit) for income taxes	9	745	(223)

Net income		$1,762	$1,684

Other comprehensive income
Change in unrealized gain/loss on derivative instruments, net of tax		163	106
Other comprehensive income		$163	$106

Comprehensive income		$1,925	$1,790

Net income per share
Basic	10	$0.04	$0.04
Diluted	10	$0.04	$0.04

Weighted average number of common shares outstanding:
Basic	10	39,621,741	39,129,407
Diluted	10	40,363,456	40,663,368

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2020	39,185,182	$9,181	$7,320	$(451)	$65,643	$81,693
Stock-based compensation - options	—	—	1,078	—	—	1,078
Stock-based compensation - restricted stock	—	—	229	—	—	229
Exercise of options	16,586	65	—	—	—	65
Shares issued for vesting of restricted stock units	556,840	4,403	(4,403)	—	—	—
Shares redeemed to pay income tax	(181,320)	—	—	—	(1,434)	(1,434)
Change in accumulated other comprehensive loss, net of tax	—	—	—	106	—	106
Net income	—	—	—	—	1,684	1,684
Shareholders' equity, March 31, 2021	39,577,288	$13,649	$4,224	$(345)	$65,893	$83,421

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2021	39,640,388	$14,014	$7,749	$(278)	$73,335	$94,820
Stock-based compensation - options	—	—	820	—	—	820
Stock-based compensation - restricted stock	—	—	485	—	—	485
Shares issued for vesting of restricted stock units	67,010	334	(334)	—	—	—
Shares redeemed to pay income tax	(23,742)	—	—	—	(119)	(119)
Shares repurchased under the share repurchase program	(389,878)	—	—	—	(1,887)	(1,887)
Change in accumulated other comprehensive loss, net of tax	—	—	—	163	—	163
Net income	—	—	—	—	1,762	1,762
Shareholders' equity, March 31, 2022	39,293,778	$14,348	$8,720	$(115)	$73,091	$96,044

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Three Months Ended March 31,
	Note	2022	2021
Cash flows from operating activities
Net income		$1,762	$1,684
Adjustments for:
Depreciation		3,397	2,609
Change in allowance for doubtful accounts	2	3,445	1,819
Change in inventory reserve		(1,418)	(4)
Share-based compensation	7	1,305	1,307
Distributions of earnings received from equity method investments		221	—
Income from equity method investments		(323)	(220)
(Gain) Loss on disposal of property and equipment		(14)	76
Deferred income tax expense (benefit)		745	(222)
Net change in working capital
Increase in accounts receivable		(4,221)	(2,728)
Decrease in inventory		1,372	94
Increase in prepaid expenses and other assets		(68)	(161)
(Decrease) increase in trade payables		(467)	438
Increase in deferred revenue		135	13
Increase (decrease) in accrued liabilities		58	(77)
Change in income tax payable/receivable		1,217	—
Net cash provided by operating activities		$7,146	$4,628

Cash flows from investing activities
Purchase of property and equipment		(3,963)	(1,797)
Investment in equity investments		(100)	—
Proceeds from sale of property and equipment		256	99
Net cash used in investing activities		$(3,807)	$(1,698)

Cash flows from financing activities
Proceeds from exercise of options		—	65
Principal payments on notes payable	5	(39)	(37)
Principal payments on term note	5	(433)	(414)
Shares repurchased under the share repurchase program	7	(1,887)	—
Shares redeemed to pay income tax	7	(119)	(1,434)
Repayments of lease liabilities		(21)	(994)
Net cash used in financing activities		$(2,499)	$(2,814)

Net (decrease) increase in cash and cash equivalents		840	116
Cash and cash equivalents at beginning of year		28,408	30,981
Cash and cash equivalents at end of period		$29,248	$31,097

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$66	$117
Refunds received during the period for income taxes		$1,217	$—
Supplemental disclosures of non-cash transactions
Net non-cash changes to finance leases		$—	$12
Net non-cash changes to operating leases		$—	$85

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2022 and 2021

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of in-home durable medical equipment ("DME") and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in 48 states in the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

The Company no longer qualifies as a “smaller reporting company” and is required to comply with the larger company disclosure obligations (subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies) beginning in this Quarterly Report on Form 10-Q.

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"), and as such, has elected to comply with certain reduced U.S. public company reporting requirements.

The Company’s common shares are traded in the U.S. on the Nasdaq Capital Market under the symbol "VMD" and in Canada on the Toronto Stock Exchange under the symbol "VMD.TO".

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements are unaudited, but reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. Our fiscal year ends on December 31. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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
March 31, 2022 and 2021
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

For the three months ended March 31, 2022, our evaluation takes into consideration such factors as historical bad debt experience, national and local economic trends and conditions, industry and regulatory conditions, other collection indicators and information about disaggregated receivables. The complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

The estimates and write-offs for the allowance for doubtful accounts for each reporting period were as follows:

	March 31, 2022	March 31, 2021
Balance, beginning of year	$7,031	$9,013
Change in allowance for doubtful accounts	3,445	1,819
Amounts written off	(1,992)	(2,833)
Balance, end of period	$8,484	$7,999

Included in accounts receivable at March 31, 2022 are amounts due from Medicare and Medicaid, representing 38% and 12%, respectively, and 50% combined, of total outstanding receivables. As of December 31, 2021, 44% of total outstanding receivables were amounts due from Medicare and Medicaid.

Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Medicare revenues	49%	60%
Medicaid revenues	9%	8%
Total Medicare and Medicaid	58%	68%

Inventory

Inventory represents non-serialized respiratory supplies that consist of equipment parts, consumables, and associated product supplies and is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. Obsolete and unserviceable inventories are valued at estimated net realizable value. Inventory is presented net of a reserve balance of $0 and $1,418,000 at March 31, 2022 and December 31, 2021, respectively, that relates to COVID-19 response supplies. During three months ended March 31, 2022, these supplies were determined to be unavailable for sale due to expiration. Accordingly, the previously established reserves were eliminated through disposal.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2022 and 2021
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

The following table details the Company’s equity investments:

	March 31, 2022	December 31, 2021
Equity method investments	$1,061	$959
Other equity investments	1,298	1,198
Balance, end of period	$2,359	$2,157

The Company's equity method investments include a 49% equity interest in Solvet Services, LLC. Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Condensed Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Condensed Consolidated Statements of Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of March 31, 2022 that would affect the carrying value of equity method investments.

Other equity investments include an equity interest in VeruStat, Inc and an equity interest in DMEscripts, LLC. Other equity investments are investments without a readily determinable fair value which do not qualify for the practical expedient in ASC 820. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of March 31, 2022 on its investments in equity securities without a readily determinable fair value.

Comprehensive income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income represents net income adjusted for unrealized gains and losses on derivative instruments, net of tax. Accumulated other comprehensive loss is presented on the accompanying Condensed Consolidated Balance Sheets as a component of shareholders' equity.

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
March 31, 2022 and 2021
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

The Company recognizes equipment rental revenue over the non-cancelable lease term, which varies based on the type of equipment rental, less estimated adjustments, in accordance with Topic 842. The Company has separate contracts with each patient that are not subject to a master lease agreement with any third-party payor. The Company would first consider the lease classification issue (sales-type lease or operating lease) and then appropriately recognize or defer rental revenue over the lease term.

The revenues from each major source are summarized in the following table:

	Three Months Ended March 31,
	2022	2021
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$21,518	$20,351
Other durable medical equipment rentals	4,359	2,930
Revenue from sales and services
Equipment and supply sales	3,037	1,768
COVID-19 response sales and services	2,095	2,955
Service revenues	1,246	412
Total revenues	$32,255	$28,416

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
March 31, 2022 and 2021
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

Returns and refunds are not accepted on equipment sales, sleep study services or contact and vaccine tracing services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of March 31, 2022.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2022 and 2021

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
March 31, 2022 and 2021
Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new guidance also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The Company adopted this standard on January 1, 2021, which did not have any impact on the Company’s condensed consolidated financial statements.

Recently issued accounting pronouncements

The Company is an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of all accounting standards until those standards would otherwise apply to private companies. The Company has elected to utilize this exemption and, as a result, the Company's condensed consolidated financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. To date, however, the Company has not delayed the adoption of any accounting standards except as noted below. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. The standard is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies based on the Company's designation as of November 2019, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The Company has a commercial term note that references LIBOR and the Company is currently evaluating how this standard may be applied to specific contract modifications through December 31, 2022.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance will be effective for the annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2022 and 2021
3.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	March 31, 2022	December 31, 2021
Medical equipment	$80,322	$76,864
Furniture and equipment	2,642	2,521
Land	2,566	2,566
Buildings	7,557	7,682
Leasehold improvements	296	296
Vehicles	1,003	972
Less: Accumulated depreciation	(30,409)	(28,055)
Property and equipment, net of accumulated depreciation and amortization	$63,977	$62,846

Depreciation in the amount of $3,160,000 and $2,409,000 is included in cost of revenue for the three months ended March 31, 2022 and 2021, respectively. Included in medical equipment above is equipment acquired under finance lease obligations whose cost and accumulated depreciation at March 31, 2022 total $39,000 and $6,000, respectively. At December 31, 2021, cost and accumulated depreciation on equipment acquired under finance lease obligations was $47,000 and $5,000, respectively.

4.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	March 31, 2022	December 31, 2021
Accrued trade payables	$2,682	$2,011
Accrued commissions payable	493	452
Accrued bonuses payable	1,439	3,405
Accrued vacation and payroll	2,052	1,226
Current portion of phantom share liability	1,343	1,118
Accrued other liabilities	730	663
Total accrued liabilities	$8,739	$8,875
5.     Debt and Lease Liabilities

Senior Credit Facility

On February 20, 2018, the Company entered a Commercial Business Loan Agreement (the "Senior Credit Facility") that provides for Term Loans and a Line of Credit with Hancock Whitney Bank.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at March 31, 2022 or December 31, 2021.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2022 and 2021
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

The recorded balances associated with these term notes are as follows:

	March 31, 2022	December 31, 2021
Notes payable	$5,315	$5,786
Less:
Current portion of notes payable	(1,049)	(1,480)
Net long-term notes payable	$4,266	$4,306

Under the Commercial Business Loan Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Debt to Adjusted EBITDA, a Loan-to-Value Ratio and a Fixed Charged Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder and failure to observe or perform certain covenants. The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at March 31, 2022.

Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	March 31, 2022	December 31, 2021
Lease liabilities	$593	$732
Less:
Current portion of lease liabilities	(361)	(464)
Net long-term lease liabilities	$232	$268

Included in lease liabilities at March 31, 2022 are finance lease liabilities for medical equipment in the amount of $39,000 due between 2022 and 2024.

Operating lease liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At March 31, 2022, the weighted

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2022 and 2021
average lease term was approximately 2.15 years. Operating rental expenses were $126,000 and $185,000 for the three months ended March 31, 2022 and 2021, respectively. The related assets for operating lease liabilities have been included with property and equipment on the Condensed Consolidated Balance Sheets.

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

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	At March 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$16,457	$—	$—	$16,457
Interest rate swap	—	20	—	20
Total	$16,457	$20	$—	$16,477

	At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$16,456	$—	$—	$16,456
Interest rate swap	—	(200)	—	(200)
Total	$16,456	$(200)	$—	$16,256

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2022 and 2021

Derivative instruments and hedging activities

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. As of March 31, 2022, the Company holds one interest rate swap contract which matures on May 30, 2026 and has a notional amount of $4.4 million. This contract is designated as a cash flow hedge. In the first three months of 2022, ineffective portions of the hedge were immaterial. The fair value was $0.02 million (determined based on Level 2 inputs) and is included in other long-term assets as of March 31, 2022.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments and other equity investments. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. The Company's other equity investments are holdings in a privately-held company without a readily determinable market value. The Company remeasures equity securities without readily determinable fair value at fair value when an orderly transaction is identified for an identical or similar investment of the same issuer in accordance with Topic 820. ASU 2019-04 states that the measurement alternative is a nonrecurring fair value measurement. Accordingly, other equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because the Company estimates the value using a combination of observable and unobservable inputs, including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the holdings the Company owns.

The Company had no material adjustments of assets and liabilities measured at fair value on a nonrecurring basis during any of the periods presented. There were no transfers between fair value measurement levels during any presented period.

7.     Shareholders' Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares.

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 39,293,778 and 39,640,388 shares were issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022, the Company repurchased and canceled 389,878 common shares at a cost of $1.9 million pursuant to the Share Repurchase Program authorized by the Board of Directors on March 7, 2022 (the "2022 Share Repurchase Program"). The Company also acquired and cancelled 23,742 common shares at a cost of $0.1 million to satisfy employee income tax withholding associated with RSUs vesting during the three months ended March 31, 2022. The Company’s retained earnings were reduced by the amount paid for the shares repurchased and cancelled.

Stock-based compensation

Effective June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan"). Upon approval of the Omnibus Plan, no future awards are available to be made under the Company's previous RSU and Option Plans (collectively, the "Former Plan"), and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security-based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,211 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of March 31, 2022, the Company had outstanding options of 4,505,000 and RSUs of 580,000 associated with common shares under the Omnibus Plan.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2022 and 2021
The following table summarizes stock-based compensation expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock-based compensation - options	$820	$1,078
Stock-based compensation - restricted stock units	485	229
Total	$1,305	$1,307

At March 31, 2022, there was approximately $3,597,000 of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted-average period of 2.17 years. As of March 31, 2022, there was approximately $2,404,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.53 years.

Options

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2021	3,822	$5.22	7.5 years	$3,722
Issued	683	5.21
Exercised	—	—
Expired / Forfeited	—	—
Balance March 31, 2022	4,505	$5.22	7.6 years	$3,269
(1)For presentation purposes, stock options issued with a CAD exercise price have been translated to USD based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of the Company's common stock on the last trading day of the period ($4.98).

The aggregate intrinsic value of options outstanding was $3,269,313 and options exercisable were $3,269,213 at March 31, 2022. For the three months ended March 31, 2022, 0 shares of common stock were issued pursuant to the exercise of stock options.

At March 31, 2022, the Company had 2,856,000 exercisable stock options outstanding with a weighted average exercise price of $4.41 and a weighted average remaining contractual life of 6.7 years. At December 31, 2021, the Company had 1,905,744 exercisable stock options outstanding with a weighted average exercise price of $3.70 and a weighted average remaining contractual life of 6.5 years.

The Company accounts for its stock-based compensation in accordance with ASC 718 — Compensation—Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of the stock options granted during three months ended March 31, 2022 were as follows:

Exercise price	$5.21
Risk-free interest rate	1.41%
Expected volatility	57.95%
Expected term	5.58 years
Expected dividend yield	Nil
Fair value on date of grant	$2.74

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2022 and 2021
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

The following table summarizes RSU activity for the three months ended March 31, 2022:

	Number of RSUs (000's)	Weighted average grant price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2021	206	$6.61	0.68 years	$1,074
Issued	441	5.21
Vested	(67)	6.12
Expired / Forfeited	—
Balance March 31, 2022	580	$5.60	1.53 years	$2,946
(1)All future equity grants will be awarded in USD, therefore, RSUs issued with a CAD grant price have been translated to USD based on the prevailing exchange rate on the date of grant for presentation purposes.
(2)The aggregate intrinsic value of time-based RSUs outstanding was based on the Company's closing stock price on the last trading day of the period ($4.98).

During the three months ended March 31, 2022, the Company issued 441,169 RSUs with a vesting term of three years and a fair value of $5.21 per share.

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

The following table summarizes phantom share unit activity for the three months ended March 31, 2022:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2021	573	$2,991
Issued	227	$1,156
Vested	(3)	$(13)
Expired / Forfeited	(20)	$(263)
Balance March 31, 2022	777	$3,871
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s stock at that time, the value of issued share equivalents is based on the market price of the Company’s stock at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, the values of expired/forfeited share equivalents and outstanding share equivalents at the end of the period and are based on the market price of the Company's stock at the end of the period. The market price of the Company's stock was $4.98 on March 31, 2022.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2022 and 2021
The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with phantom share units at March 31, 2022 is $2,074,000, with $1,343,000 of this amount included in current accrued liabilities and the remaining portion of $731,000 included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of phantom share units is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes expense associated with the phantom share units for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Selling, general, and administrative	$411	$2,465

The Company paid cash settlements of $13,000 and $0 during the three months ended March 31, 2022 and 2021, pertaining to vestings of cash-settled phantom share units.

8.     Commitments and Contingencies

The Company accrues estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies (“ASC 450”). No less than quarterly, the Company reviews the status of each significant matter underlying a legal proceeding or claim and assess our potential financial exposure. The Company accrues a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to the Company at the time the judgment is made, which may prove to be incomplete or inaccurate or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters.

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

The Company continues to believe that it has valid legal and equitable grounds to recover our outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. The Company has determined that a loss related to the Reconventional Demand is not probable, and thus has not accrued a liability related to this claim. Although a loss may be reasonably possible, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Reconventional Demand given that the dispute is in the early stages of the legal process. As of March 31, 2022, outstanding funds in the amount of $0.9 million related to undelivered respiratory equipment are included within other long-term assets.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2022 and 2021
Governmental and Regulatory Matters

From time to time the Company is involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of recoupment of reimbursement, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way the Company conducts business, loss of licensure or exclusion from participation in government healthcare programs.

In May of 2021, a final report and recommendation (“Report”) was issued by the OIG regarding an audit by OIG of claims relating to 100 of the Company’s non-invasive ventilation at home (“NIVH”) patients. The OIG asserted that most of the sampled Medicare claims submitted for the monthly rental of non-invasive ventilators did not comply with Medicare requirements. The Company firmly believes that the Report ignores each patient’s diagnosis and supporting documentation of that diagnosis from treating and prescribing physicians and applies clinical guidelines that are contrary to CMS’s accepted standard of care. In late June of 2021, the Company received initial request letters from DME Medicare Administrative Contractors ("MACs") referencing the Report and requesting repayment of purported overpayments. The Company responded to each initial request by submitting a rebuttal and by filing a redetermination appeal as prescribed by the initial request letters and by statute. In September 2021, the MACs informed the Company of unfavorable decisions with respect to the redetermination appeals. In November 2021, the Company filed Reconsideration Appeals and intends to continue to defend itself vigorously through the remaining appeals processes which include, in successive order, Reconsideration decision, Administrative Law Judge appeals, Medicare Appeals Council review, and ultimately through Federal Court, if necessary. The timing of additional appeals beyond reconsideration are subject to workload constraints of the reviewing body. Based on initial discussions with CMS, a review of the current facts and circumstances as the Company understands them, and the nature of the requests, the Company has determined that a loss is not probable but may be reasonably possible. Accordingly, no related accrual has been recorded. The extrapolated value of the 39 associated claims within the 4-year reopening period limited by statute is approximately $9 million. The Company estimates that a possible loss, if any, will not exceed this amount. It is possible that the ultimate resolution of this matter, if unfavorable, could materially and adversely affect the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

9.     Income Taxes

For the three months ended March 31, 2022, the Company recorded an income tax expense of $0.7 million, which includes a discrete tax expense of $0.1 million associated with stock-based compensation arrangements. Excluding the impact of the discrete tax benefit, the effective rate for the three months ended March 31, 2022 is 28.9%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. Our effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on our operating results.

At March 31, 2022 and 2021, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2018.

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
March 31, 2022 and 2021
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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2022	2021
Numerator - basic and diluted:
Net income attributable to shareholders	$1,762	$1,684

Denominator:
Basic weighted-average number of common shares	39,621,741	39,129,407
Diluted weighted-average number of shares	40,363,456	40,663,368

Basic earnings per share	$0.04	$0.04
Diluted earnings per share	$0.04	$0.04

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	39,621,741	39,129,407
Stock options and other dilutive securities	741,715	1,533,961
Diluted weighted-average number of shares	40,363,456	40,663,368

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2022 and 2021
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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2022 and 2021
By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which the we operate; the impact of the COVID-19 pandemic and of the actions taken by governmental authorities, individuals and companies in response to the pandemic on our business, financial condition and results of operations, including on our patient base, revenues, employees, and equipment and supplies; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; our novel business model; the risk that the clinical application of treatments that demonstrate positive results in a study may not be positively replicated or that such test results may not be predictive of actual treatment results or may not result in the adoption of such treatments by providers; the state of the capital markets; the availability of funds and resources to pursue operations; reductions in reimbursement rates and audits of reimbursement claims by various govermental and private payor entities; dependence on few payors; possible new drug discoveries; dependence on key suppliers and the recall of certain Royal Philips BiPAP and CPAP devices and ventilators that we distribute and sell; granting of permits and licenses in a highly regulated business; competition; low profit market segments; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; the failure of third parties to comply with their obligations; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; changes in foreign currency rates; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; our status as an emerging growth company; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, such as the COVID-19 pandemic, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

General Matters

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms the "Company," "we," "us" and "our" refer to Viemed Healthcare, Inc. and its wholly-owned subsidiaries.

We were incorporated on December 14, 2016 pursuant to the Business Corporations Act (British Columbia). As of June 30, 2020, we determined that we no longer qualify as a "foreign private issuer," as defined in Rule 3b-4 of the Exchange Act, for the purposes of the informational requirements of the Exchange Act. As a result, effective January 1, 2021, we became subject to the proxy solicitation rules under Section 14 of the Exchange Act and Regulation FD, and our officers, directors, and principal shareholders became subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. We will continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC and with the relevant Canadian securities regulatory authorities on the System for Electronic Document Analysis and Retrieval (SEDAR).

The Company no longer qualifies as a “smaller reporting company” and is required to comply with the larger company disclosure obligations (subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies) beginning in this Quarterly Report on Form 10.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2022 and 2021

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 71.3% of our traditional revenue, excluding COVID-19 response sales and services, and 79.9% of our traditional revenue, excluding the COVID-19 response sales and services, for the three months ended March 31, 2022 and 2021, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in 48 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of March 31, 2022, we employed 278 licensed RTs, representing more than 42% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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

Trends Affecting our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, limiting access to medical facilities, and adoption of social distancing and remote working policies. Local, state and national governments continue to emphasize the importance of essential medical personnel and we remain open to meet the needs of our communities. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters. These measures do not appear to be negatively impacting our patient attrition rate at this time, but we cannot assure you that future governmental policies and initiatives will not significantly disrupt our operations or adversely affect our ability to provide services to our patients in the future. In addition, our ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing although at lower levels than in recent periods. While governmental and other restrictions have not had a material impact on our consolidated operating results for the three months ended March 31, 2022, it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time and we cannot assure you that demand for our products and services will continue or that we will be able to maintain operations necessary to satisfy such demand, including sufficient personnel, supply chains and distributions channels.

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

We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. The CARES Act, which was signed into law on March 27, 2020, provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The legislation provides for relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. As a result, we received a general distribution payment from the Provider Relief Fund of $3.5 million in April 2020, a targeted distribution payment of $1.5 million in November 2021, and a general distribution payment of $0.4 million in January of 2022. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic. The Department of Health and Human Services has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2022 and 2021
are modified, it may affect our ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, we believe we have utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

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

In 2019, CMS announced the inclusion of noninvasive ventilator products on the list of products subject to the competitive bidding program for Round 2021, which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenues (approximately 71.3% of total traditional revenue, excluding COVID-19 response sales and services, during the three months ended March 31, 2022 ). On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President's exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. The next competitive bidding round is anticipated to begin no sooner than January 1, 2024. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas, however, we are uncertain if non-invasive ventilators and oxygen and PAP devices will be included in future competitive bidding programs.

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Financial Information:
Revenue	$32,255	$31,962	$29,285	$27,399	$28,416	$31,202	$33,447	$42,854
Gross Profit	19,743	19,662	18,381	17,625	17,742	19,178	19,453	25,927
Gross Profit %	61%	62%	63%	64%	62%	61%	58%	61%
Net Income	1,762	4,087	1,789	1,566	1,684	5,071	2,804	19,412
Cash (As of)	29,248	28,408	26,867	31,151	31,097	30,981	32,396	29,707
Total Assets (As of)	119,007	117,962	115,486	111,014	113,001	112,560	113,969	112,178
Adjusted EBITDA(1)	7,273	9,549	7,419	6,847	5,468	9,458	7,720	16,287
Operational Information:
Vent Patients(2)	8,434	8,405	8,200	8,103	7,733	7,892	7,788	7,705
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2022 and 2021
Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021:

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
Revenue	$32,255	100.0%	$28,416	100.0%	$3,839	13.5%
Cost of revenue	12,512	38.8%	10,674	37.6%	1,838	17.2%
Gross profit	19,743	61.2%	17,742	62.4%	2,001	11.3%
Selling, general and administrative	15,776	48.9%	14,509	51.1%	1,267	8.7%
Research and development	632	2.0%	339	1.2%	293	86.4%
Stock-based compensation	1,305	4.0%	1,307	4.6%	(2)	(0.2)%
Depreciation	237	0.7%	200	0.7%	37	18.5%
Other income	(455)	(1.4)%	55	0.2%	(510)	NM
Income from operations	2,248	7.0%	1,332	4.7%	916	68.8%
Non-operating income and expenses
Income from equity method investments	(323)	(1.0)%	(220)	(0.8)%	(103)	NM
Interest expense, net	64	0.2%	91	0.3%	(27)	(29.7)%
Net income before taxes	2,507	7.8%	1,461	5.1%	1,046	71.6%
Provision (benefit) for income taxes	745	2.3%	(223)	(0.8)%	968	NM
Net income	$1,762	5.5%	$1,684	5.9%	$78	4.6%
Revenue

The following table summarizes our revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$21,518	66.7%	$20,351	71.6%	$1,167	5.7%
Other durable medical equipment rentals	4,359	13.5%	2,930	10.3%	1,429	48.8%
Net revenue from sales and services
Equipment and supply sales	3,037	9.4%	1,768	6.2%	1,269	71.8%
COVID-19 response sales and services	2,095	6.5%	2,955	10.4%	(860)	(29.1)%
Service revenues	1,246	3.9%	412	1.4%	834	202.4%
Total net revenue	$32,255	100.0%	$28,416	100.0%	$3,839	13.5%

For the three months ended March 31, 2022, revenue totaled $32.3 million, an increase of $3.8 million (or 13.5%) from the comparable period in 2021. Excluding COVID-19 response sales and services revenue, net revenue increased $4.7 million (or 18.5%) from the comparable period in 2021. The net revenue growth was driven by an increase in ventilator rental revenue of $1.2 million (or 5.7%), rental revenue from other DME of $1.4 million (or 48.8%), equipment and supply sales of $1.3 million (or 71.8%), and service revenues of $0.8 million (or 202.4%). The growth in other durable medical equipment rentals and equipment and supply sales has been primarily driven by PAP and oxygen related sales and services. The increase in service revenue is primarily due to the addition of our healthcare staffing offerings. While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales and services over the comparable period in 2021 is contributing significantly to the diversity of overall revenue mix.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2022 and 2021
During the three months ended March 31, 2022, net revenue from COVID-19 response sales and services totaled $2.1 million, consisting primarily of contact and vaccine tracing services. Compared to the three months ended March 31, 2021, COVID-19 response sales and services declined by $0.9 million (or 29.1%). While we expect some further COVID-19 response related revenue during the remainder of 2022, the quantity is expected to be lower and impact of such revenue remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment, supplies, and services from other suppliers.

As we continue to expand geographically into new states and further expand our presence in our existing territories, we expect growth in our active ventilator patient base and our other respiratory offerings, and additional revenue from our new staffing and recruitment division. While we expect growth for the remainder of the current year to exceed growth in pandemic periods, we anticipate that the rate of growth may be impacted by residual effects of the pandemic.

Cost of revenue and gross profit

For the three months ended March 31, 2022, cost of revenue totaled $12.5 million, an increase of $1.8 million (or 17.2%) from the comparable period in 2021. For the three months ended March 31, 2022, COVID-19 response sales and services accounted for $1.0 million (or 7.7%) of these costs, compared to $1.9 million (or 17.7%) of these costs from the comparable period in 2021. Excluding COVID-19 response sales and services, gross profit percentage for the three months ended March 31, 2022 and 2021 was 61.7% and 65.5%, respectively. Overall gross profit percentage decreased from approximately 62.4% in the three months ended March 31, 2021 to approximately 61.2% in the three months ended March 31, 2022. The decrease in gross profit percentage is due to migration of the revenue mix associated with product and service diversification. Excluding COVID-19 response sales and services, gross profit percentage for the three months ended March 31, 2022 and 2021 was 61.7% and 65.5%, respectively. We expect our gross profit percentage for our normal operations (non-COVID-19 related) to increase slightly through the end of 2022 as a result of growth in lower margin product sales partially offset by growth in higher margin services.

Selling, general and administrative expense

For the three months ended March 31, 2022, selling, general and administrative expenses totaled $15.8 million, an increase of $1.3 million (or 8.7%) from the comparable prior period. Selling, general, and administrative expenses as a percentage of revenue decreased to 48.9% for the three months ended March 31, 2022 compared to 51.1% for the three months ended March 31, 2021.

The increase in overall selling, general and administrative expense as compared to the prior period is primarily due to additional employee related expenses to accommodate the overall growth of the Company. Our full time employee count increased from 528 on March 31, 2021 to 662 on March 31, 2022, an increase of 25.4%. Employee compensation expenses increased $0.8 million (or 8.4%) as a result of higher compensation expense associated with an overall increase in our employee headcount, offset by a decrease related to the impact of our phantom stock plan. The remaining increase in selling, general, and administrative expense over the prior year period is largely due to an increase in auto and travel related expenses associated with increases in travel and in-person activities combined with increasing costs for fuel. We expect that current year selling, general and administrative expenses will remain materially consistent with the current quarter as a percentage of revenue through the end of 2022.

Research and development

For the three months ended March 31, 2022, research and development expense totaled $0.6 million, an increase of $0.3 million (or 86.4%) from the comparable period in 2021. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will continue to increase in 2022 relative to 2021 costs.

Stock-based compensation

For the three months ended March 31, 2022, stock-based compensation totaled $1.3 million, remaining relatively unchanged from the comparable period in 2021. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Stock-based compensation as a percentage of revenue has historically remained near or below 5%.

Interest expense, net

For the three months ended March 31, 2022 and during the comparable period in 2021, net interest expense totaled $0.1 million. As a result of low levels of interest bearing debt, we expect net interest expense to remain relatively consistent with the current quarter through the end of 2022.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2022 and 2021

Provision (benefit) for income taxes

For the three months ended March 31, 2022, the provision for income taxes was $0.7 million, compared to a $0.2 million benefit during the 2021 period. The increase in income tax expense was primarily due to a discrete tax benefit associated with share based compensation during the 2021 period. Excluding discrete items, our annual estimated effective tax rate for 2022 is 28.9%.

Net income

For the three months ended March 31, 2022, net income was $1.8 million, a increase of $0.1 million (or 4.6%) from the comparable period in 2021. Net income as a percentage of net revenue decreased from 5.9% for the three months ended March 31, 2021 to 5.5% for the three months ended March 31, 2022, primarily due to the increased income tax expense, as described above.

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
March 31, 2022 and 2021
The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Net Income	$1,762	$4,087	$1,789	$1,566	$1,684	$5,071	$2,804	$19,412
Add back:
Depreciation	3,397	3,120	2,867	2,716	$2,609	$2,835	$2,425	$2,190
Interest expense	64	69	75	83	$91	$100	$116	$135
Stock-based compensation	1,305	1,305	1,302	1,236	$1,307	$1,301	$1,234	$1,196
Income tax expense (benefit)	745	968	1,386	1,246	$(223)	$151	$1,141	$(6,646)
Adjusted EBITDA	$7,273	$9,549	$7,419	$6,847	$5,468	$9,458	$7,720	$16,287

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2022 and 2021
Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2022 was $29.2 million, compared to $28.4 million at December 31, 2021. Based on our current plan of operations, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully undrawn as of March 31, 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net Cash provided by (used in):
Operating activities	$7,146	$4,628
Investing activities	(3,807)	(1,698)
Financing activities	(2,499)	(2,814)
Net increase in cash and cash equivalents	$840	$116

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2022 was $7.1 million, resulting from net income of $1.8 million and non-cash net income adjustments of $7.4 million and an increase in net operating liabilities of $0.9 million, which was partially offset by an increase in net operating assets of $2.9 million. The non-cash net income adjustments primarily consisted of $3.4 million in change of allowance for doubtful accounts, $3.4 million of depreciation, $0.7 million in change in deferred tax asset, and $1.3 million of stock-based compensation. The primary changes in working capital were an increase in gross accounts receivable of $4.2 million, offset by an increase in income taxes payable of $1.2 million and a decrease in inventory of $1.4 million. Included in our operating cash flows for the period is the receipt of $0.4 million in Provider Relief Funds

Net cash provided by operating activities during the three months ended March 31, 2021 was $4.6 million, resulting from net income of $1.7 million and non-cash net income adjustments of $5.4 million and an increase in net operating liabilities of $0.4 million, which was partially offset by an increase in net operating assets of $2.8 million. The non-cash net income adjustments primarily consisted of $1.8 million in change of allowance for doubtful accounts, $2.6 million of depreciation, $0.1 million of loss on disposal of property and equipment, $1.3 million of stock-based compensation, $0.2 million gain on equity investments and $0.2 million change in deferred tax asset. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $2.7 million, an increase in prepaid expenses and other current assets of $0.2 million, partially offset by a decrease in inventory of $0.1 million. The changes in operating liabilities primarily consisted of an increase in accounts payable of $0.4 million, partially offset by a decrease in accrued liabilities of $0.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $3.8 million, consisting of $4.0 million of purchases of property and equipment, partially offset by $0.3 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Cash purchases of property and equipment represents a $2.2 million, or 119.1%, increase year over year.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2022 and 2021

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2022 was $2.5 million. For the three months ended March 31, 2022, the Company repurchased and canceled 389,878 common shares at a cost of $1.9 million pursuant to the Share Repurchase Program authorized by the Board of Directors on March 7, 2022 (the "2022 Share Repurchase Program"). The Company also acquired and cancelled 23,742 common shares at a cost of $0.1 million to satisfy employee income tax withholding associated with RSUs vesting during the three months ended March 31, 2022. Net cash used in financing activities during the three months ended March 31, 2022 also consisted of $0.4 million in principal payments on the Term Note (as defined below).

Net cash used in financing activities during the three months ended March 31, 2021 was $2.8 million, consisting of $0.4 million in proceeds from the Term Note, partially offset by $1.0 million in repayments of finance lease liabilities, and $1.4 million for shares redeemed and canceled for tax withholding in connection with RSUs vested in the period..

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at March 31, 2022 or December 31, 2021. While we currently have no immediate plans to draw on this line of credit, the line of credit allows flexibility in funding our future operations subject to compliance with the covenants described above.

Under the Commercial Business Loan Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Debt to Adjusted EBITDA, a Loan-to-Value Ratio and a Fixed Charged Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder and failure to observe or perform certain covenants. The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at March 31, 2022.

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

On September 19, 2019, the Company entered into a third amendment to the loan agreement providing for a term note (the “Term Note") in favor of Hancock Whitney Bank in the principal amount of $5.0 million. The proceeds of the Term Note were used for general corporate purposes. Beginning October 19, 2019, the Company makes monthly payments towards the outstanding balance. The Term Note matures on September 19, 2022 and is secured by substantially all of our assets. The Term Note bears interest at the rate of 4.60% per annum.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2022 and 2021
Use of Funds

Our principal uses of cash are funding our new rental assets and other capital purchases, operations, and other working capital requirements. The following table presents our material contractual obligations and commitments to make future payments as of March 31, 2022:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$1,268	$4,893
Lease Obligations	$346	$283
Total	$1,614	$5,176

We anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after March 31, 2022. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $271,000 and $174,000 for the three months ended March 31, 2022 and 2021, respectively.

Off balance sheet arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its results of operations or financial condition.

Accounting and Disclosure Matters

Critical Accounting Principles and Estimates

We are required to disclose “critical accounting estimates” which are estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and that have had or are reasonably likely to have a material impact on our financial condition or results of operations.

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 2 to our consolidated financial statements included in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting estimate.

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
March 31, 2022 and 2021
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

For the three months ended March 31, 2022, our assessment considered business and market disruptions caused by the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for doubtful accounts in future periods. Our allowance for doubtful accounts was $8.5 million and $8.0 million as of March 31, 2022 and 2021, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

VIEMED HEALTHCARE, INC.
March 31, 2022 and 2021
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to fluctuations in interest rates from borrowings under the Senior Credit Facility. The line of credit under this facility is subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor. There were no borrowings against this line of credit at March 31, 2022 or December 31, 2021. The Building Term Note bears interest at a variable rate equal to the one month ICE LIBOR index plus a margin of 2.45% per annum. However, the Company entered into an interest rate swap transaction with Hancock Whitney Bank effectively fixing the interest rate for the Building Term Note at 4.68%.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
March 31, 2022 and 2021
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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 7, 2022, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our risk factors from those disclosed in that Annual Report.

We cannot guarantee that we will repurchase our common shares pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common shares and could diminish our cash reserves.

On March 7, 2022, the Company's Board of Directors authorized and approved a share repurchase program on Nasdaq. Under the terms of the program, we may repurchase up to 1,984,014 of our common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule 10b-18 of the Exchange Act. The timing and amount of repurchases of our common shares, if any, will depend upon several factors, such as the market price of the common shares, corporate requirements, general market economic conditions and applicable legal requirements. The Company is not obligated to repurchase any specific number or amount of common shares pursuant to the program, and it may modify, suspend or discontinue the program at any time. Repurchases of our common shares pursuant to the program could affect our share price and increase its volatility. The existence of the program could cause our share price to be higher than it would be in the absence of such a program and, if shares are repurchased in the program, it will reduce the market liquidity for our common shares. Additionally, the program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any share repurchases will enhance long-term shareholder value, and the market price of our common shares may decline below the levels at which we repurchased common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Company Repurchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common shares during the three months ended March 31, 2022:

Period	Total number of shares (or units) purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs
Jan 1- Jan 31, 2022	21,955	$5.03	—	—
Feb 1- Feb 28, 2022	1,787	$4.42	—	—
Mar 1- Mar 31, 2022	389,878	$4.84	389,878	1,594,136
Total	413,620	$4.85	389,878	1,594,136

(1)This amount includes 23,742 common shares acquired at a cost of $119,000 to satisfy employee income tax withholding associated with RSUs vestings.

(2)On March 7, 2022, the Company's Board of Directors authorized and approved a share repurchase program on Nasdaq. Under the terms of the 2022 Share Repurchase Program, the Company may repurchase up to 1,984,014 of its common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule

VIEMED HEALTHCARE, INC.
March 31, 2022 and 2021
10b-18 of the Exchange Act. The Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the Loan Agreement, subject to certain exceptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

VIEMED HEALTHCARE, INC.
March 31, 2022 and 2021

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

VIEMED HEALTHCARE, INC.
March 31, 2022 and 2021

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: May 3, 2022

Page 39