Form 10-Q
period 2022-06-30
VIEMED HEALTHCARE, INC.
filed 2022-08-02
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of July 20, 2022, there were 38,221,990 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
June 30, 2022 and 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At June 30, 2022	At December 31, 2021
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$21,922	$28,408
Accounts receivable, net of allowance for doubtful accounts of $9,383 and $7,031 at June 30, 2022 and December 31, 2021, respectively	2	14,287	12,823
Inventory, net of inventory reserve of $0 and $1,418 at June 30, 2022 and December 31, 2021, respectively	2	2,853	2,457
Income tax receivable	9	531	1,893
Prepaid expenses and other assets		2,266	1,729
Total current assets		$41,859	$47,310
Long-term assets
Property and equipment, net	3	66,685	62,846
Equity investments	2	2,435	2,157
Deferred tax asset	9	3,964	4,787
Other long-term assets	8	961	862
Total long-term assets		$74,045	$70,652

TOTAL ASSETS		$115,904	$117,962

LIABILITIES
Current liabilities
Trade payables		$3,702	$3,239
Deferred revenue		4,402	3,753
Accrued liabilities	4	8,860	8,875
Current portion of lease liabilities	5	283	464
Current portion of long-term debt	5	612	1,480
Total current liabilities		$17,859	$17,811
Long-term liabilities
Accrued liabilities	7	385	757
Long-term lease liabilities	5	207	268
Long-term debt	5	4,226	4,306
Total long-term liabilities		$4,818	$5,331
TOTAL LIABILITIES		$22,677	$23,142

Commitments and Contingencies	8	—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,333,089 and 39,640,388 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	7	$14,348	$14,014
Additional paid-in capital		9,991	7,749
Accumulated other comprehensive loss		(56)	(278)
Retained earnings		68,944	73,335
TOTAL SHAREHOLDERS' EQUITY		$93,227	$94,820

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$115,904	$117,962

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2022	2021	2022	2021
Revenue	2	$33,310	$27,399	$65,565	$55,815

Cost of revenue		12,920	9,774	25,432	20,448

Gross profit		$20,390	$17,625	$40,133	$35,367

Operating expenses
Selling, general and administrative		17,536	12,884	33,312	27,393
Research and development		672	583	1,304	922
Stock-based compensation	7	1,271	1,236	2,576	2,543
Depreciation		243	207	480	407
Loss (gain) on disposal of property and equipment		(110)	83	(124)	159
Other expense		(223)	(32)	(664)	(53)
Income from operations		$1,001	$2,664	$3,249	$3,996

Non-operating income and expenses
Income from equity method investments		446	231	769	451
Interest expense, net of interest income	5	(59)	(83)	(123)	(174)

Net income before taxes		1,388	2,812	3,895	4,273
Provision for income taxes	9	421	1,246	1,166	1,023

Net income		$967	$1,566	$2,729	$3,250

Other comprehensive income (loss)
Change in unrealized gain/loss on derivative instruments, net of tax		59	(6)	222	100
Other comprehensive income (loss)		$59	$(6)	$222	$100

Comprehensive income		$1,026	$1,560	$2,951	$3,350

Net income per share
Basic	10	$0.02	$0.04	$0.07	$0.08
Diluted	10	$0.02	$0.04	$0.07	$0.08

Weighted average number of common shares outstanding:
Basic	10	38,773,580	39,584,064	39,195,317	39,357,992
Diluted	10	39,752,928	41,028,742	40,056,953	40,849,311

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2020	39,185,182	$9,181	$7,320	$(451)	$65,643	$81,693
Stock-based compensation - options	—	—	1078	—	—	1,078
Stock-based compensation - restricted stock	—	—	229	—	—	229
Exercise of options	16,586	65	—	—	—	65
Shares issued for vesting of restricted stock	556,840	4,403	(4,403)	—	—	—
Shares redeemed to pay income tax	(181,320)	—	—	—	(1,434)	(1,434)
Change in accumulated other comprehensive loss, net of tax	—	—	—	106	—	106
Net income	—	—	—	—	1,684	1,684
Shareholders' equity, March 31, 2021	39,577,288	$13,649	$4,224	$(345)	$65,893	$83,421

Stock-based compensation - options	—	—	998	—	—	998
Share-based compensation - restricted stock	—	—	238	—	—	238
Exercise of options	11,011	47	—	—	—	47
Change in accumulated other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Net income	—	—	—	—	1,566	1,566
Shareholders' equity, June 30, 2021	39,588,299	$13,696	$5,460	$(351)	$67,459	$86,264

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2021	39,640,388	$14,014	$7,749	$(278)	$73,335	$94,820
Stock-based compensation - options	—	—	820	—	—	820
Stock-based compensation - restricted stock	—	—	485	—	—	485
Shares issued for vesting of restricted stock	67,010	334	(334)	—	—	—
Shares redeemed to pay income tax	(23,742)	—	—	—	(119)	(119)
Shares repurchased under the share repurchase program	(389,878)	—	—	—	(1,887)	(1,887)
Change in accumulated other comprehensive loss, net of tax	—	—	—	163	—	163
Net income	—	—	—	—	1,762	1,762
Shareholders' equity, March 31, 2022	39,293,778	$14,348	$8,720	$(115)	$73,091	$96,044

Stock-based compensation - options	—	—	757	—	—	757
Stock-based compensation - restricted stock	—	—	514	—	—	514
Shares repurchased under the share repurchase program	(960,689)	—	—	—	(5,114)	(5,114)
Change in accumulated other comprehensive loss, net of tax	—	—	—	59	—	59
Net income	—	—	—	—	967	967
Shareholders' equity, June 30, 2022	38,333,089	$14,348	$9,991	$(56)	$68,944	$93,227

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Six Months Ended June 30,
	Note	2022	2021
Cash flows from operating activities
Net income		$2,729	$3,250
Adjustments for:
Depreciation		7,136	5,325
Provision for uncollectible accounts	2	6,300	3,402
Change in inventory reserve		(1,418)	—
Share-based compensation	7	2,576	2,543
Distributions of earnings received from equity method investments		612	123
Income from equity method investments		(769)	(451)
Loss (gain) on disposal of property and equipment		(124)	159
Deferred income tax expense		745	1,005
Net change in working capital
Increase in accounts receivable		(7,764)	(3,163)
Increase in inventory		1,022	(248)
Increase (decrease) in prepaid expenses and other assets		(634)	311
Increase (decrease) in trade payables		(243)	362
Increase in deferred revenue		649	333
Decrease in accrued liabilities		(87)	(3,800)
Change in income tax payable/receivable		1,362	(340)
Net cash provided by operating activities		$12,092	$8,811

Cash flows from investing activities
Purchase of property and equipment		(10,989)	(5,047)
Investment in equity investments		(121)	—
Proceeds from sale of property and equipment	3	615	289
Net cash used in investing activities		$(10,495)	$(4,758)

Cash flows from financing activities
Proceeds from exercise of options	7	—	112
Principal payments on notes payable	5	(78)	(73)
Principal payments on term note	5	(872)	(833)
Shares redeemed to pay income tax	7	(119)	(1,434)
Shares repurchased under the share repurchase program	7	(7,001)	—
Repayments of lease liabilities		(13)	(1,655)
Net cash used in financing activities		$(8,083)	$(3,883)

Net (decrease) increase in cash and cash equivalents		(6,486)	170
Cash and cash equivalents at beginning of year		28,408	30,981
Cash and cash equivalents at end of period		$21,922	$31,151

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$128	$198
Cash paid (received) during the period for income taxes, net of refunds		$(940)	$358
Supplemental disclosures of non-cash transactions
Net non-cash changes to finance leases		$—	$12
Net non-cash changes to operating leases		$(8)	$355

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021

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

Based on the annual assessment performed on June 30, 2022, the Company meets the re-entry thresholds to qualify as a "smaller reporting company" under Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, has elected to comply with certain reduced U.S. public company reporting requirements.

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
June 30, 2022 and 2021
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

For the six months ended June 30, 2022, the Company's evaluation takes into consideration such factors as historical bad debt experience, national and local economic trends and conditions, industry and regulatory conditions, other collection indicators and information about disaggregated receivables. The complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

The estimates and charge-offs for the allowance for doubtful accounts for each reporting period were as follows:

	June 30, 2022	June 30, 2021
Balance, beginning of year	$7,031	$9,013
Provision for uncollectible accounts	6,300	3,402
Amounts charged off	(3,948)	(5,127)
Balance, end of period	$9,383	$7,288

Included in accounts receivable at June 30, 2022 are amounts due from Medicare and Medicaid representing 37% and 12%, respectively, and 49% combined, of total outstanding receivables. As of December 31, 2021, 44% of total outstanding receivables were amounts due from Medicare and Medicaid.

Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Medicare revenues	46%	54%	47%	57%
Medicaid revenues	9%	10%	9%	9%
Total Medicare and Medicaid	55%	64%	56%	66%

Inventory

Inventory represents non-serialized respiratory supplies that consist of equipment parts, consumables, and associated product supplies and is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. Obsolete and unserviceable inventories are valued at estimated net realizable value. Inventory is presented net of a reserve balance of $0 and $1,418,000 at June 30, 2022 and December 31, 2021, respectively, that relates to COVID-19 response supplies. During the six months ended June 30, 2022, these supplies were determined to be unavailable for sale due to expiration. Accordingly, the previously established inventory reserves were eliminated through disposal.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021
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

The following table details the Company’s equity investments:

	June 30, 2022	December 31, 2021
Equity method investments	$1,116	$959
Other equity investments	1,319	1,198
Balance, end of period	$2,435	$2,157

The Company's equity method investments include a 49% equity interest in Solvet Services, LLC. Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Condensed Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. Distributions received from the investee reduce the Company’s carrying value of the investment. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Condensed Consolidated Statements of Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of June 30, 2022 that would affect the carrying value of equity method investments.

Other equity investments include an equity interest in VeruStat, Inc and an equity interest in DMEscripts, LLC. Other equity investments are investments without a readily determinable fair value which do not qualify for the practical expedient in ASC 820. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of June 30, 2022 on its investments in equity securities without a readily determinable fair value.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021
Revenue recognition

Revenue from a customer consists of the sale and rental of home medical equipment and medical services. Patient revenues are billed to and collections received from Medicare, Medicaid, third-party insurers, co-insurance and patient-pay. Patient revenue is recognized net of contractual adjustments and bad debt based on contractual arrangements with third-party payors, an evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services and reimbursement rates paid by government-sponsored healthcare programs and insurance companies for such services.

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

Under the Company’s direct commercial staffing arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own network of healthcare professionals. As a result, the Company is the principal in this arrangement for revenue recognition purposes. The Company includes the contractual gross billings in revenues with a corresponding increase to cost of revenues for worksite employee payroll costs associated with these services. Alternatively, when the Company acts as agent in the performance of workforce management, revenue is recorded based on contractually agreed upon fees based on the hourly labor of worksite employees.

The revenues from each major source are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$22,736	$20,305	$44,254	$40,656
Other durable medical equipment rentals	4,912	3,304	9,271	6,234
Revenue from sales and services
Equipment and supply sales	3,245	2,076	6,282	3,844
COVID-19 response sales and services	183	1,136	2,278	4,091
Service revenues	2,234	578	3,480	990
Total revenues	$33,310	$27,399	$65,565	$55,815

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021

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

For staffing services, performance obligations in the staffing agreements are satisfied over time when the customer simultaneously receives and consumes the benefits provided as the Company performs the services. Accordingly, revenue from staffing services is recognized as the services are rendered in both principal and agent arrangements.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021

Returns and refunds are not accepted on equipment sales, sleep study services or contact and vaccine tracing services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of June 30, 2022.

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

Income taxes

The Company is subject to income taxes in numerous jurisdictions. Significant judgment is required in determining the provision for income taxes. The Company's income tax provisions reflect management’s interpretation of country and state tax laws. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business and may remain uncertain for several years after their occurrence. The Company recognizes assets and liabilities for taxation when it is probable that it will receive refunds from or pay taxes to the relevant tax authority. Where the final determination of tax assets and liabilities is different from the amounts that were initially recorded, such differences will impact the current and deferred income taxes provision in the period in which such a determination is made. Changes in tax law or changes in the way tax law is interpreted may also impact our effective tax rate as well as our business and operations.

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
June 30, 2022 and 2021
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
June 30, 2022 and 2021
3.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	June 30, 2022	December 31, 2021
Medical equipment	$86,055	$76,864
Furniture and equipment	2,709	2,521
Land	2,566	2,566
Buildings	7,497	7,682
Leasehold improvements	296	296
Vehicles	1,052	972
Less: Accumulated depreciation	(33,490)	(28,055)
Property and equipment, net of accumulated depreciation and amortization	$66,685	$62,846

Depreciation in the amount of $3,497,000 and $2,509,000 is included in cost of revenue for the three months ended June 30, 2022 and 2021, respectively, and in the amount of $6,656,000 and $4,918,000 for the six months ended June 30, 2022 and 2021, respectively. Included in medical equipment above is equipment acquired under finance lease obligations whose cost and accumulated depreciation at June 30, 2022 total $39,000 and $8,000, respectively. At December 31, 2021, cost and accumulated depreciation on equipment acquired under finance lease obligations was $47,000 and $5,000, respectively.

4.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	June 30, 2022	December 31, 2021
Accrued trade payables	$2,185	$2,011
Accrued commissions payable	637	452
Accrued bonuses payable	3,015	3,405
Accrued vacation and payroll	1,272	1,226
Current portion of phantom share liability	841	1,118
Accrued other liabilities	910	663
Total accrued liabilities	$8,860	$8,875

5.     Debt and Lease Liabilities

Senior Credit Facility

On February 20, 2018, the Company entered a Commercial Business Loan Agreement (the "Senior Credit Facility") that provides for Term Loans and a Line of Credit with Hancock Whitney Bank.

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at June 30, 2022 or December 31, 2021.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021
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

The recorded balances associated with these term notes are as follows:

	June 30, 2022	December 31, 2021
Notes payable	$4,838	$5,786
Less:
Current portion of notes payable	(612)	(1,480)
Net long-term notes payable	$4,226	$4,306

Under the Commercial Business Loan Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Debt to Adjusted EBITDA, a Loan-to-Value Ratio and a Fixed Charged Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder and failure to observe or perform certain covenants. The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at June 30, 2022.

Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	June 30, 2022	December 31, 2021
Lease liabilities	$490	$732
Less:
Current portion of lease liabilities	(283)	(464)
Net long-term lease liabilities	$207	$268

Included in lease liabilities at June 30, 2022 are finance lease liabilities for medical equipment in the amount of $29,000 due between 2022 and 2024.

Operating lease liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At June 30, 2022, the weighted average

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021
lease term was approximately 2.16 years. Operating rental expenses were $124,000 and $250,000 for the three and six months ended June 30, 2022, respectively, and $190,000 and $375,000 for the three and six months ended June 30, 2021, respectively. The related assets for operating lease liabilities have been included with property and equipment on the Condensed Consolidated Balance Sheets.

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

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	At June 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$13,460	$—	$—	$13,460
Interest rate swap	—	99	—	99
Total	$13,460	$99	$—	$13,559

	At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$16,459	$—	$—	$16,459
Interest rate swap		$(200)	$—	$(200)
Total	$16,459	$(200)	$—	$16,259

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021

Derivative instruments and hedging activities

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. As of June 30, 2022, the Company holds one interest rate swap contract which matures on May 30, 2026 and has a notional amount of $4.4 million. This contract is designated as a cash flow hedge. In the first six months of 2022, ineffective portions of the hedge were immaterial. The fair value was $0.1 million (determined based on Level 2 inputs) and is included in other long-term assets as of June 30, 2022.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments and other equity investments. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. The Company's other equity investments are holdings in privately-held companies without a readily determinable market value. The Company remeasures equity securities without readily determinable fair value at fair value when an orderly transaction is identified for an identical or similar investment of the same issuer in accordance with Topic 820. ASU 2019-04 states that the measurement alternative is a nonrecurring fair value measurement. Accordingly, other equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because the Company estimates the value using a combination of observable and unobservable inputs, including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the holdings the Company owns.

The Company had no material adjustments of assets and liabilities measured at fair value on a nonrecurring basis during any of the periods presented. There were no transfers between fair value measurement levels during any presented period.

7.     Shareholders' Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares.

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,333,089 and 39,640,388 shares were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

For the six months ended June 30, 2022, the Company repurchased and canceled 1,350,567 common shares at a cost of $7.0 million pursuant to the Share Repurchase Program authorized by the Board of Directors on March 7, 2022 (the "2022 Share Repurchase Program"). The Company also acquired and cancelled 23,742 common shares at a cost of $0.1 million to satisfy employee income tax withholding associated with RSUs vesting during the six months ended June 30, 2022. The Company’s retained earnings were reduced by the amount paid for the shares repurchased and cancelled.

Stock-based compensation

Effective June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan"). Upon approval of the Omnibus Plan, no future awards are available to be made under the Company's previous RSU and Option Plans (collectively, the "Former Plan"), and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security-based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,211 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of June 30, 2022, the Company had outstanding options of 4,532,000 and RSUs of 596,000 associated with common shares under the Omnibus Plan.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021
The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation - options	$757	$998	$1,577	$2,076
Stock-based compensation - restricted stock units	514	238	999	467
Total	$1,271	$1,236	$2,576	$2,543

At June 30, 2022, there was approximately $2,965,000 of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted-average period of 1.99 years. As of June 30, 2022, there was approximately $1,973,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.24 years.

Options

The following table summarizes stock option activity for the six months ended June 30, 2022:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2021	3,822	$5.22	7.4 years	$3,722
Issued	712	5.22
Exercised	—	—
Expired / Forfeited	(2)	5.21
Balance June 30, 2022	4,532	$5.22	7.3 years	$4,139
(1)For presentation purposes, stock options issued with a CAD exercise price have been translated to USD based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of the Company's common stock on the last trading day of the period ($5.38).

The aggregate intrinsic value of options outstanding was $4,138,673 and options exercisable were $4,023,548 at June 30, 2022. For the six months ended June 30, 2022, 0 shares of common stock were issued pursuant to the exercise of stock options.

At June 30, 2022, the Company had 2,864,000 exercisable stock options outstanding with a weighted average exercise price of $4.42 and a weighted average remaining contractual life of 6.5 years. At December 31, 2021, the Company had 1,905,744 exercisable stock options outstanding with a weighted average exercise price of $3.70 and a weighted average remaining contractual life of 6.6 years.

The Company accounts for its stock-based compensation in accordance with ASC 718 — Compensation—Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of the stock options granted during the six months ended June 30, 2022 were as follows:

Exercise price	$5.21 - $5.41
Risk-free interest rate	1.41% - 2.75%
Expected volatility	57.91% - 57.95%
Expected term	5.49 - 5.58 years
Expected dividend yield	Nil
Fair value on date of grant	$2.73 - $2.91

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021
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

The following table summarizes RSU activity for the six months ended June 30, 2022:

	Number of RSUs (000's)	Weighted average grant price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2021	206	$6.61	0.68 years	$1,074
Issued	461	5.22
Vested	(67)	6.13
Expired / Forfeited	(4)	6.48
Balance June 30, 2022	596	$5.58	1.24 years	$3,206
(1)All future equity grants will be awarded in USD, therefore, RSUs issued with a CAD grant price have been translated to USD based on the prevailing exchange rate on the date of grant for presentation purposes.
(2)The aggregate intrinsic value of time-based RSUs outstanding was based on the Company's closing stock price on the last trading day of the period ($5.38).

During the three months ended June 30, 2022, the Company issued 19,963 RSUs with a vesting term of three years and a fair value of $0.1 million. During the six months ended June 30, 2022, the Company issued 461,132 RSUs with a vesting term of three years and a fair value of $2.4 million.

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

The following table summarizes phantom share unit activity for the six months ended June 30, 2022:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2021	573	$2,991
Issued	238	1,213
Vested	(265)	(1,389)
Expired / Forfeited	(30)	(164)
Balance June 30, 2022	516	$2,774
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s stock at that time, the value of issued share equivalents is based on the market price of the Company’s stock at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, the values of expired/forfeited share equivalents and outstanding share equivalents at the end of the period and are based on the market price of the Company's stock at the end of the period. The market price of the Company's stock was $5.38 on June 30, 2022.

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with phantom share units at June 30, 2022 is $1,226,000, with $841,000 of this amount included in current accrued liabilities and the remaining portion of $385,000 included in long-term accrued liabilities.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021
The impact associated with the fair value re-measurement of phantom share units is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes expense (benefit) associated with the phantom share units for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general, and administrative	$538	$(106)	$949	$2,359

The Company paid cash settlements of $1,389,000 and $6,282,000 during the six months ended June 30, 2022 and 2021, respectively, pertaining to vestings of cash-settled phantom share units.

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

The Company continues to believe that it has valid legal and equitable grounds to recover its outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. The Company has determined that a loss related to the Reconventional Demand is not probable, and thus has not accrued a liability related to this claim. Although a loss may be reasonably possible, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Reconventional Demand given that the dispute is in the early stages of the legal process. As of June 30, 2022, outstanding funds in the amount of $0.9 million related to undelivered respiratory equipment are included within other long-term assets.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021
In May of 2021, a final report and recommendation (“Report”) was issued by the OIG regarding an audit by OIG of claims relating to 100 of the Company’s non-invasive ventilation at home (“NIVH”) patients. The OIG asserted that most of the sampled Medicare claims submitted for the monthly rental of non-invasive ventilators did not comply with Medicare requirements. The Company firmly believes that the Report ignores each patient’s diagnosis and supporting documentation of that diagnosis from treating and prescribing physicians and applies clinical guidelines that are contrary to CMS’s accepted standard of care. In late June of 2021, the Company received initial request letters from DME Medicare Administrative Contractors ("MACs") referencing the Report and requesting repayment of purported overpayments. The Company responded to each initial request by submitting a rebuttal and by filing a redetermination appeal as prescribed by the initial request letters and by statute. In September 2021, the MACs informed the Company of unfavorable decisions with respect to the redetermination appeals. In November 2021, the Company filed Reconsideration Appeals with CMS's designated Qualified Independent Contractor ("QIC"). Based on its review, the QIC determined that approximately 77% of the claims it reviewed were medically necessary and properly payable under Medicare rules and regulations, overturning OIG’s and the MACs' initial recommendations and determinations. As a result of the QIC's reconsideration findings, recalculated principal overpayment requests totaling $1.1 million have been issued by the MACs. The Company has filed its appeals with the Administrative Law Judge, and intends to continue to defend itself vigorously through the remaining appeals processes which include, in successive order, Administrative Law Judge, Medicare Appeals Council review, and ultimately through Federal Court, if necessary. The timing of additional appeals beyond reconsideration are subject to workload constraints of the reviewing body. Based on the current facts and circumstances as the Company understands them, and the nature of the requests, the Company has determined that a loss is not probable but may be reasonably possible. Accordingly, no related accrual has been recorded. The Company estimates that a possible loss, if any, will not exceed the amount of the recalculated overpayment requests. It is possible that the ultimate resolution of this matter, if unfavorable, could materially and adversely affect the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

9.     Income Taxes

For the six months ended June 30, 2022, the Company recorded income tax expense of $1.2 million. Excluding the impact of the discrete taxes, the effective rate for the six months ended June 30, 2022 is 29.4%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on our operating results.

At June 30, 2022 and 2021, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2018.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2022 and 2021
The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator - basic and diluted:
Net income attributable to shareholders	$967	$1,566	$2,729	$3,250

Denominator:
Basic weighted-average number of common shares	38,773,580	39,584,064	39,195,317	39,357,992
Diluted weighted-average number of shares	39,752,928	41,028,742	40,056,953	40,849,311

Basic earnings per share	$0.02	$0.04	$0.07	$0.08
Diluted earnings per share	$0.02	$0.04	$0.07	$0.08

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	38,773,580	39,584,064	39,195,317	39,357,992
Stock options and other dilutive securities	979,348	1,444,678	861,636	1,491,319
Diluted weighted-average number of shares	39,752,928	41,028,742	40,056,953	40,849,311

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2022 and 2021
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
June 30, 2022 and 2021
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

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 68.6% and 77.3% of our traditional revenue, excluding COVID-19 response sales and services, for the three months ended June 30, 2022 and 2021, respectively, and 69.9% and 78.6% for the six months ended June 30, 2022 and 2021, respectively. We combine the benefits

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2022 and 2021
of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in 48 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of June 30, 2022, we employed 284 licensed RTs, representing approximately 40% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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

Trends Affecting our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, limiting access to medical facilities, and adoption of social distancing and remote working policies. Local, state and national governments continue to emphasize the importance of essential medical personnel and we remain open to meet the needs of our communities. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters. These measures do not appear to be negatively impacting our patient attrition rate at this time, but we cannot assure you that future governmental policies and initiatives will not significantly disrupt our operations or adversely affect our ability to provide services to our patients in the future. In addition, our ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing although at lower levels than in recent periods. While governmental and other restrictions have not had a material impact on our consolidated operating results for the six months ended June 30, 2022, it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time and we cannot assure you that demand for our products and services will continue or that we will be able to maintain operations necessary to satisfy such demand, including sufficient personnel, supply chains and distributions channels.

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

The CARES Act also provides for a temporary suspension of the 2% payment sequestration adjustment currently applied to all Medicare fee-for-service claims. In December 2021, President Biden signed into law legislation that extended the suspension on

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2022 and 2021
the 2 percent payment sequestration through March 31, 2022. The payment sequestration adjustment was fixed at 1 percent from April 1, 2022 to June 30, 2022 and it returned to 2 percent on July 1, 2022.

We are continuing to monitor any effects or requirements that may result from the CARES Act as many of the provisions in the CARES Act are temporary and may require us to modify our operations and compliance procedures. CMS and other federal agencies have and are likely to issue rules and regulations to implement the CARES Act. The impact of these rules and regulations are unknown and may affect us. To the extent these provisions will expire as stated in the CARES Act, we will be required to unwind any modifications.

In 2019, CMS announced the inclusion of noninvasive ventilator products on the list of products subject to the competitive bidding program for Round 2021, which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenues (approximately 69.9% of total traditional revenue, excluding COVID-19 response sales and services, for the six months ended June 30, 2022). On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President's exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. The next competitive bidding round is anticipated to begin no sooner than January 1, 2024. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas, however, we are uncertain if non-invasive ventilators, oxygen, and PAP devices will be included in future competitive bidding programs.

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Financial Information:
Revenue	$33,310	$32,255	$31,962	$29,285	$27,399	$28,416	$31,202	$33,447
Gross Profit	$20,390	$19,743	$19,662	$18,381	$17,625	$17,742	$19,178	$19,453
Gross Profit %	61%	61%	62%	63%	64%	62%	61%	58%
Net Income	$967	$1,762	$4,087	$1,789	$1,566	$1,684	$5,071	$2,804
Cash (As of)	$21,922	$29,248	$28,408	$26,867	$31,151	$31,097	$30,981	$32,396
Total Assets (As of)	$115,904	$119,007	$117,962	$115,486	$111,014	$113,001	$112,560	$113,969
Adjusted EBITDA(1)	$6,458	$7,273	$9,549	$7,419	$6,847	$5,468	$9,458	$7,720
Operational Information:
Vent Patients(2)	8,837	8,434	8,405	8,200	8,103	7,733	7,892	7,788
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2022 and 2021

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021:

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
Revenue	$33,310	100.0%	$27,399	100.0%	$5,911	21.6%
Cost of revenue	12,920	38.8%	9,774	35.7%	3,146	32.2%
Gross profit	20,390	61.2%	17,625	64.3%	2,765	15.7%
Selling, general and administrative	17,536	52.6%	12,884	47.0%	4,652	36.1%
Research and development	672	2.0%	583	2.1%	89	15.3%
Stock-based compensation	1,271	3.8%	1,236	4.5%	35	2.8%
Depreciation	243	0.7%	207	0.8%	36	17.4%
Loss (gain) on disposal of property and equipment	(110)	(0.3)%	83	0.3%	(193)	(232.5)%
Other expense (income)	(223)	(0.7)%	(32)	(0.1)%	(191)	596.9%
Income from operations	1,001	3.0%	2,664	9.7%	(1,663)	(62.4)%
Non-operating income and expenses
Income from equity method investments	446	1.3%	231	0.8%	215	93.1%
Interest expense, net	(59)	(0.2)%	(83)	(0.3)%	24	(28.9)%
Net income before taxes	1,388	4.2%	2,812	10.3%	(1,424)	(50.6)%
Provision (benefit) for income taxes	421	1.3%	1,246	4.5%	(825)	(66.2)%
Net income	$967	2.9%	$1,566	5.7%	$(599)	(38.3)%

Revenue

The following table summarizes our revenue for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$22,736	68.3%	$20,305	74.1%	$2,431	12.0%
Other durable medical equipment rentals	4,912	14.7%	3,304	12.2%	1,608	48.7%
Net revenue from sales and services
Equipment and supply sales	3,245	9.7%	2,076	7.6%	1,169	56.3%
COVID-19 response sales and services	183	0.5%	1,136	4.1%	(953)	(83.9)%
Service revenues	2,234	6.7%	578	2.1%	1,656	286.5%
Total net revenue	$33,310	100.0%	$27,399	100.0%	$5,911	21.6%

For the three months ended June 30, 2022, net revenue totaled $33.3 million, an increase of $5.9 million (or 21.6%) from the comparable period in 2021. Excluding COVID-19 response sales and services revenue, net revenue increased $6.9 million (or 26.1%) from the comparable period in 2021. The net revenue increase was comprised of an increase in ventilator rental revenue of $2.4 million (or 12.0%), rental revenue from other DME of $1.6 million (or 48.7%), equipment and supply sales of $1.2 million (or 56.3%), and service revenue of $1.7 million (or 286.5%). The growth in other durable medical equipment rentals and equipment and supply sales has been primarily driven by PAP and oxygen related sales and services. The increase in service revenue is primarily due to the addition of our healthcare staffing offerings. While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales and services, as well as our healthcare staffing offerings, over the comparable period in 2021 is contributing significantly to the diversity of overall revenue mix.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2022 and 2021

During the three months ended June 30, 2022, net revenue from COVID-19 response sales and services totaled $0.2 million, compared to $1.1 million during the comparable three month period in 2021. Current period COVID-19 response sales and services consist primarily of contact and vaccination tracing services. The amount of COVID-19 response sales and services revenue is expected to be lower through the end of 2022 and impact of such revenue remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment, supplies, and services from other suppliers.

As we continue to expand geographically into new territories and further expand our presence in our existing territories, we expect growth in our active ventilator patient base and our other respiratory offerings, and additional revenue from our new staffing and recruitment division. While we expect growth for the remainder of the current year to exceed growth in pandemic impacted periods, the rate of growth may be impacted by residual effects of the pandemic.

Cost of revenue and gross profit

For the three months ended June 30, 2022, cost of revenue totaled $12.9 million, an increase of $3.1 million (or 32.2%) from the comparable period in 2021. Overall gross profit percentage decreased from 64.3% in the three months ended June 30, 2021 to 61.2% in the three months ended June 30, 2022. The decrease in gross profit percentage is due to migration of the revenue mix associated with product and service diversification. We expect our gross profit percentage for our normal operations to remain relatively consistent with the current quarter through the end of 2022.

Selling, general and administrative expense

For the three months ended June 30, 2022, selling, general and administrative expenses totaled $17.5 million, an increase of $4.7 million (or 36.1%) from the comparable prior period. Selling, general, and administrative expenses as a percentage of revenue increased to 52.6% for the three months ended June 30, 2022 compared to 47.0% for the three months ended June 30, 2021.

The increase in overall selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses to accommodate the overall growth of the Company. Our full time employee count increased from 575 on June 30, 2021 to 715 on June 30, 2022, an increase of 24.3%. Employee compensation expenses increased $3.4 million (or 48%) as a result of the increase in our employee headcount, volume based sales commissions, and an increase in market based individual compensation rates. Included in this amount is a $0.5 million increase related to the remeasurement of phantom stock liability associated with the increase in share price. The remaining increase in selling, general, and administrative expense over the prior year period is largely due to an increase in auto and travel related expenses associated with increases in travel and in-person activities combined with increasing costs for fuel. We expect that current year selling, general and administrative expenses will decline as a percentage of revenue through the end of 2022 as costs stabilize relative to revenue growth.

Research and development

For the three months ended June 30, 2022, research and development expense totaled $0.7 million, an increase of $0.1 million (or 15.3%) from the comparable period in 2021. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will continue to increase in 2022 relative to 2021 costs.

Stock-based compensation

For the three months ended June 30, 2022, stock-based compensation totaled $1.3 million, remaining consistent with the comparable period in 2021. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Revenue growth has historically exceeded the growth in stock based compensation and stock-based compensation as a percentage of revenue is expected to continue to decline.

Interest expense, net

For the three months ended June 30, 2022 and during the comparable period in 2021, net interest expense totaled $0.1 million. As a result of low levels of interest bearing debt, we expect net interest expense to remain relatively consistent with the current quarter through the end of 2022.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2022 and 2021

Provision for income taxes

For the three months ended June 30, 2022, the provision for income taxes was a $0.4 million expense, compared to a $1.2 million expense during the 2021 period. The decrease in income tax expense was primarily due to a decrease in non-deductible compensation expenses. Our annual estimated effective tax rate for 2022 is 29.4%.

Net income

For the three months ended June 30, 2022, net income was $1.0 million, a decrease of $0.6 million (or 38.3%) from the comparable period in 2021. Net income as a percentage of net revenue decreased from 5.7% for the three months ended June 30, 2021 to 2.9% for the three months ended June 30, 2022, primarily due to changes in the product mix as a result of diversification and increases of direct and indirect costs driven by market forces within the supply and labor environments.

Comparison of the Six Months Ended June 30, 2022 and 2021:

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
Revenue	$65,565	100.0%	$55,815	100.0%	$9,750	17.5%
Cost of revenue	25,432	38.8%	20,448	36.6%	4,984	24.4%
Gross profit	40,133	61.2%	35,367	63.4%	4,766	13.5%
Selling, general and administrative	33,312	50.8%	27,393	49.1%	5,919	21.6%
Research and development	1,304	2.0%	922	1.7%	382	41.4%
Stock-based compensation	2,576	3.9%	2,543	4.6%	33	1.3%
Depreciation	480	0.7%	407	0.7%	73	17.9%
Loss (gain) on disposal of property and equipment	(124)	(0.2)%	159	0.3%	(283)	NM
Other expense (income)	(664)	(1.0)%	(53)	(0.1)%	(611)	1,152.8%
Income from operations	3,249	5.0%	3,996	7.2%	(747)	(18.7)%
Non-operating expenses
Income from equity method investments	769	1.2%	451	0.8%	318	NM
Interest expense, net	(123)	(0.2)%	(174)	(0.3)%	51	(29.3)%
Net income before taxes	3,895	5.9%	4,273	7.7%	(378)	(8.8)%
Provision for income taxes	1,166	1.8%	1,023	1.8%	143	NM
Net income	$2,729	4.2%	$3,250	5.8%	$(521)	(16.0)%

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2022 and 2021
Revenue

The following table summarizes our revenue for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$44,254	67.5%	$40,656	72.8%	$3,598	8.8%
Other durable medical equipment rentals	9,271	14.1%	6,234	11.2%	3,037	48.7%
Net revenue from sales and services
Equipment and supply sales	6,282	9.6%	3,844	6.9%	2,438	63.4%
COVID-19 response sales and services	2,278	3.5%	4,091	7.3%	(1,813)	(44.3)%
Service revenues	3,480	5.3%	990	1.8%	2,490	251.5%
Total net revenue	$65,565	100.0%	$55,815	100.0%	$9,750	17.5%

For the six months ended June 30, 2022, revenue totaled $65.6 million, an increase of $9.8 million (or 17.5%) from the comparable period in 2021. Non-COVID-19 related net revenue increased $11.6 million (or 22.4%) from the comparable period in 2021. The net revenue increase was comprised of an increase in ventilator rental revenue of $3.6 million (or 8.8%), rental revenue from other DME of $3.0 million (or 48.7%), equipment and supply sales of $2.4 million (or 63.4%), and service revenue of $2.5 million (or 251.5%). The growth in other durable medical equipment rentals and equipment and supply sales has been primarily driven by PAP and oxygen related sales and services. The increase in service revenue is primarily due to the addition of our healthcare staffing offerings. While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales and services, as well as our healthcare staffing offerings, over the comparable period in 2021 is contributing significantly to the diversity of overall revenue mix.

During the six months ended June 30, 2022, net revenue from COVID-19 response sales and services totaled $2.3 million, compared to $4.1 million during the comparable six month period in 2021. Current period COVID-19 response sales and services consist primarily of contact and vaccination tracing services. The amount of COVID-19 response sales and services revenue is expected to be lower through the end of 2022 and impact of such revenue remains uncertain and dependent on the length and intensity of the COVID-19 pandemic and the availability of such equipment, supplies, and services from other suppliers.

As we continue to expand geographically into new territories and further expand our presence in our existing territories, we expect growth in our active ventilator patient base and our other respiratory offerings, and additional revenue from our new staffing and recruitment division. While we expect growth for the remainder of the current year to exceed growth in pandemic impacted periods, we anticipate that the rate of growth may be impacted by residual effects of the pandemic.

Cost of revenue and gross profit

For the six months ended June 30, 2022, cost of revenue totaled $25.4 million, an increase of $5.0 million (or 24.4%) from the comparable period in 2021. Overall gross profit percentage decreased from 63.4% for the six months ended June 30, 2021 to 61.2% for the six months ended June 30, 2022. Excluding COVID-19 response sales and services, gross profit percentage for the six months ended June 30, 2022 was 61.6%. The decrease in gross profit percentage is due to migration of the revenue mix associated with product and service diversification. We expect our gross profit percentage for our normal operations to remain relatively consistent with the current quarter through the end of 2022.

Selling, general and administrative expense

For the six months ended June 30, 2022, selling, general and administrative expenses totaled $33.3 million, an increase of $5.9 million (or 21.6%) from the comparable period in 2021. Selling, general, and administrative expenses as a percentage of revenue increased slightly to 50.8% for the six months ended June 30, 2022 compared to 49.1% for the six months ended June 30, 2021.

The increase in overall selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses to accommodate the overall growth of the Company. Our full time employee count increased from 575 on June 30, 2021 to 715 on June 30, 2022, an increase of 24.3%. Employee compensation expenses increased $3.6 million (or 22%) as a result of the increase in our employee headcount, volume-based sales commissions, and an increase in

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2022 and 2021
market based individual compensation rates. Included in this amount is a $0.9 million increase related to the remeasurement of phantom stock liability associated with the increase in share price. The remaining increase in selling, general, and administrative expense over the prior year period is largely due to an increase in auto and travel related expenses associated with increases in travel and in-person activities combined with increasing costs for fuel. We expect that current year selling, general and administrative expenses will decline as a percentage of revenue through the end of 2022 as costs stabilize relative to revenue growth.

Research and development

For the six months ended June 30, 2022, research and development expense totaled $1.3 million, an increase of $0.4 million (or 41.4%) from the comparable period in 2021. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will continue to increase in 2022 relative to 2021 costs.

Stock-based compensation

For the six months ended June 30, 2022, stock-based compensation totaled $2.6 million, remaining relatively unchanged from the comparable period in 2021. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Revenue growth has historically exceeded the growth in stock based compensation and stock-based compensation as a percentage of revenue is expected to continue to decline.

Interest expense, net

For the six months ended June 30, 2022, net interest expense totaled $0.1 million. As a result of low levels of interest bearing debt, we expect net interest expense to remain relatively consistent with the current quarter through the end of 2022.

Provision for income taxes

For the six months ended June 30, 2022, the provision for income taxes was a $1.2 million expense, compared to a $1.0 million benefit during the 2021 period. The slight increase in the overall effective tax rate was due to the effect of discrete deductible compensation expenses during the prior year interim period. Our annual estimated effective tax rate for 2022 is 29.4%.

Net income

For the six months ended June 30, 2022, net income was $2.7 million, a decrease of $0.5 million (or 16.0%) from the comparable period in 2021. Net income as a percentage of revenue decreased from 5.8% for the six months ended June 30, 2021 to 4.2% for the six months ended June 30, 2022, primarily due to changes in the product mix as a result of diversification and increases of direct and indirect costs driven by market forces within the supply and labor environments.

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
June 30, 2022 and 2021

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
The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net Income	$967	$1,762	$4,087	$1,789	$1,566	$1,684	$5,071	$2,804
Add back:
Depreciation	3,740	3,397	3,120	2,867	2,716	2,609	2,835	2,425
Interest expense	59	64	69	75	83	91	100	116
Stock-based compensation	1,271	1,305	1,305	1,302	1,236	1,307	1,301	1,234
Income tax expense (benefit)	421	745	968	1,386	1,246	(223)	151	1,141
Adjusted EBITDA	$6,458	$7,273	$9,549	$7,419	$6,847	$5,468	$9,458	$7,720

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

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2022 was $21.9 million, compared to $28.4 million at December 31, 2021. Based on our current plan of operations, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully undrawn as of June 30, 2022.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2022 and 2021
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Net Cash provided by (used in):
Operating activities	$12,092	$8,811
Investing activities	(10,495)	(4,758)
Financing activities	(8,083)	(3,883)
Net (decrease) increase in cash and cash equivalents	$(6,486)	$170

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2022 was $12.1 million, primarily resulting from net income of $2.7 million, increased by non-cash net income adjustments of $14.4 million, increased by a change in net operating liabilities of $0.3 million, and decreased by a change in net operating assets of $6.0 million. The non-cash net income adjustments primarily consisted of $6.3 million of provision for uncollectible accounts, $7.1 million of depreciation, $2.6 million of stock-based compensation, $0.8 million gain on equity investments and a $0.7 million change in deferred tax asset. The primary changes in working capital were an increase in gross accounts receivable of $7.8 million, offset by an increase in income taxes payable of $1.4 million and an increase in inventory of $1.0 million. Included in our operating cash flows for the period is the receipt of $0.4 million in Provider Relief Funds.

Net cash provided by operating activities during the six months ended June 30, 2021 was $8.8 million, resulting from net income of $3.3 million, non-cash net income adjustments of $12.0 million, and an increase in net operating liabilities of $3.4 million, which was partially offset by an increase in net operating assets of $3.1 million. The non-cash net income adjustments primarily consisted of $3.4 million in a change of allowance for doubtful accounts, $5.3 million of depreciation, $0.2 million of gains on disposal of property and equipment, change in deferred tax asset of $1.0 million and $2.5 million of stock-based compensation. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable of $3.2 million and an increase in inventory of $0.2 million. The changes in operating liabilities primarily consisted of an increase in accounts payable of $0.4 million and an increase in accrued liabilities of $3.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was $10.5 million, consisting of $11.0 million of purchases of property and equipment, partially offset by $0.6 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Cash purchases of property and equipment represents a $5.9 million, or 117.2%, increase year over year.

Net cash used in investing activities during the six months ended June 30, 2021 was $4.8 million, consisting of $5.0 million of purchases of property and equipment, partially offset by $0.3 million of COVID-19 response sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Combining cash purchases of property and equipment and equipment financed through finance leases, our total capital expenditures for the six months ended June 30, 2021 were $5.1 million.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2022 was $8.1 million. For the six months ended June 30, 2022, the Company repurchased and canceled 1,350,567 common shares at a cost of $7.0 million pursuant to the Share Repurchase Program authorized by the Board of Directors on March 7, 2022 (the "2022 Share Repurchase Program"). Net cash used in financing activities during the six months ended June 30, 2022 also consisted of $0.9 million in principal payments on the Term Note (as defined below).

Net cash used in financing activities during the six months ended June 30, 2021 was $3.9 million, consisting of $0.8 million in principal payments on the Term Note and $1.7 million in repayments of finance lease liabilities, partially offset by $0.1 million of proceeds from the exercise of stock options.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2022 and 2021

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at June 30, 2022 or December 31, 2021. While we currently have no immediate plans to draw on this line of credit, the line of credit allows flexibility in funding our future operations subject to compliance with the covenants described above.

Under the Commercial Business Loan Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Debt to Adjusted EBITDA, a Loan-to-Value Ratio and a Fixed Charged Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder and failure to observe or perform certain covenants. The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at June 30, 2022.

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

Use of Funds

Our principal uses of cash are funding our new rental assets and other capital purchases, operations, and other working capital requirements. The following table presents our material contractual obligations and commitments to make future payments as of June 30, 2022:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$821	$4,801
Lease Obligations	$285	$220
Total	$1,106	$5,021

We anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after June 30, 2022. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2022 and 2021

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $351,000 and $283,000 for the three months ended June 30, 2022 and 2021, respectively, and $622,000 and $457,000 for the six months ended June 30, 2022 and 2021, respectively.

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

For the six months ended June 30, 2022, our assessment considered business and market disruptions caused by the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for doubtful accounts in future periods. Our allowance for doubtful accounts was $9.4 million and $7.3 million as of June 30, 2022 and 2021, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

VIEMED HEALTHCARE, INC.
June 30, 2022 and 2021
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
June 30, 2022 and 2021
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

VIEMED HEALTHCARE, INC.
June 30, 2022 and 2021
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Company Repurchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common shares during the three months ended June 30, 2022:

Period	Total number of shares (or units) purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs
Apr 1- Apr 30, 2022	455,311	$5.21	455,311	1,138,825
May 1- May 31, 2022	167,545	$5.34	167,545	971,280
Jun 1- Jun 30, 2022	337,833	$5.46	337,833	633,447
Total	960,689	$5.32	960,689	633,447

(1)On March 7, 2022, the Company's Board of Directors authorized and approved a share repurchase program on Nasdaq. Under the terms of the 2022 Share Repurchase Program, the Company may repurchase up to 1,984,014 of its common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule 10b-18 of the Exchange Act. The Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the Loan Agreement, subject to certain exceptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

VIEMED HEALTHCARE, INC.
June 30, 2022 and 2021
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
June 30, 2022 and 2021
SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: August 2, 2022

Page 40