Form 10-Q
period 2022-09-30
VIEMED HEALTHCARE, INC.
filed 2022-11-01
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of October 18, 2022, there were 38,020,147 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
September 30, 2022 and 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At September 30, 2022	At December 31, 2021
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$21,478	$28,408
Accounts receivable, net of allowance for doubtful accounts of $8,516 and $7,031 at September 30, 2022 and December 31, 2021, respectively	2	14,982	12,823
Inventory, net of inventory reserve of $0 and $1,418 at September 30, 2022 and December 31, 2021, respectively	2	3,178	2,457
Income tax receivable	9	91	1,893
Prepaid expenses and other assets		3,135	1,729
Total current assets		$42,864	$47,310
Long-term assets
Property and equipment, net	3	68,109	62,846
Equity investments	2	2,220	2,157
Deferred tax asset	9	3,925	4,787
Other long-term assets	8	2,301	862
Total long-term assets		$76,555	$70,652

TOTAL ASSETS		$119,419	$117,962

LIABILITIES
Current liabilities
Trade payables		$3,737	$3,239
Deferred revenue		4,645	3,753
Accrued liabilities	4	11,789	8,875
Current portion of lease liabilities	5	220	464
Current portion of long-term debt	5	165	1,480
Total current liabilities		$20,556	$17,811
Long-term liabilities
Accrued liabilities	7	562	757
Long-term lease liabilities	5	236	268
Long-term debt	5	4,156	4,306
Total long-term liabilities		$4,954	$5,331
TOTAL LIABILITIES		$25,510	$23,142

Commitments and Contingencies	8	—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,102,547 and 39,640,388 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7	$14,927	$14,014
Additional paid-in capital		10,808	7,749
Accumulated other comprehensive income (loss)		56	(278)
Retained earnings		68,118	73,335
TOTAL SHAREHOLDERS' EQUITY		$93,909	$94,820

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$119,419	$117,962

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2022	2021	2022	2021
Revenue	2	$35,759	$29,285	$101,324	$85,100

Cost of revenue		14,108	10,904	39,540	31,352

Gross profit		$21,651	$18,381	$61,784	$53,748

Operating expenses
Selling, general and administrative		17,677	13,260	50,989	40,653
Research and development		670	576	1,974	1,498
Stock-based compensation	7	1,309	1,302	3,885	3,845
Depreciation		291	211	771	618
Loss on disposal of property and equipment		292	145	168	304
Other expense (income)		(57)	(32)	(721)	(85)
Income from operations		$1,469	$2,919	$4,718	$6,915

Non-operating income and expenses
Income from equity method investments		84	331	853	782
Interest expense, net of interest income	5	(42)	(75)	(165)	(249)

Net income before taxes		1,511	3,175	5,406	7,448
Provision for income taxes	9	456	1,386	1,622	2,409

Net income		$1,055	$1,789	$3,784	$5,039

Other comprehensive income
Change in unrealized gain/loss on derivative instruments, net of tax		112	21	334	121
Other comprehensive income		$112	$21	$334	$121

Comprehensive income		$1,167	$1,810	$4,118	$5,160

Net income per share
Basic	10	$0.03	$0.05	$0.10	$0.13
Diluted	10	$0.03	$0.04	$0.09	$0.12

Weighted average number of common shares outstanding:
Basic	10	38,232,788	39,607,540	38,870,949	39,442,088
Diluted	10	39,583,438	40,659,353	39,852,297	40,716,747

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2020	39,185,182	$9,181	$7,320	$(451)	$65,643	$81,693
Stock-based compensation - options	—	—	1078	—	—	1,078
Stock-based compensation - restricted stock	—	—	229	—	—	229
Exercise of options	16,586	65	—	—	—	65
Shares issued for vesting of restricted stock	556,840	4,403	(4,403)	—	—	—
Shares redeemed to pay income tax	(181,320)	—	—	—	(1,434)	(1,434)
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	106	—	106
Net income	—	—	—	—	1,684	1,684
Shareholders' equity, March 31, 2021	39,577,288	$13,649	$4,224	$(345)	$65,893	$83,421

Stock-based compensation - options	—	—	998	—	—	998
Share-based compensation - restricted stock	—	—	238	—	—	238
Exercise of options	11,011	47	—	—	—	47
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	(6)	—	(6)
Net income	—	—	—	—	1,566	1,566
Shareholders' equity, June 30, 2021	39,588,299	$13,696	$5,460	$(351)	$67,459	$86,264

Stock-based compensation - options			1051			1,051
Stock-based compensation - restricted stock			251			251
Shares issued for vesting of restricted stock units	42,147	261	(261)			—
Change in accumulated other comprehensive income (loss), net of tax				21		21
Net income					1,789	1,789
Shareholders' equity, September 30, 2021	39,630,446	$13,957	$6,501	$(330)	$69,248	$89,376

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2021	39,640,388	$14,014	$7,749	$(278)	$73,335	$94,820
Stock-based compensation - options	—	—	820	—	—	820
Stock-based compensation - restricted stock	—	—	485	—	—	485
Shares issued for vesting of restricted stock	67,010	334	(334)	—	—	—
Shares redeemed to pay income tax	(23,742)	—	—	—	(119)	(119)
Shares repurchased under the share repurchase program	(389,878)	—	—	—	(1,887)	(1,887)
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	163	—	163
Net income	—	—	—	—	1,762	1,762
Shareholders' equity, March 31, 2022	39,293,778	$14,348	$8,720	$(115)	$73,091	$96,044

Stock-based compensation - options	—	—	757	—	—	757
Stock-based compensation - restricted stock	—	—	514	—	—	514
Shares repurchased under the share repurchase program	(960,689)	—	—	—	(5,114)	(5,114)
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	59	—	59
Net income	—	—	—	—	967	967
Shareholders' equity, June 30, 2022	38,333,089	$14,348	$9,991	$(56)	$68,944	$93,227

Stock-based compensation - options	—	—	767	—	—	767
Stock-based compensation - restricted stock	—	—	542	—	—	542
Exercise of options	15,087	87	—	—	—	87
Shares issued for vesting of restricted stock units	81,394	492	(492)	—	—	—
Shares redeemed to pay income tax	(3,970)	—	—	—	(24)	(24)
Shares repurchased under the share repurchase program	(323,053)	—	—	—	(1,857)	(1,857)
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	112	—	112
Net Income	—	—	—	—	1,055	1,055
Shareholders' equity, September 30, 2022	38,102,547	$14,927	$10,808	$56	$68,118	$93,909

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Nine Months Ended September 30,
	Note	2022	2021
Cash flows from operating activities
Net income		$3,784	$5,039
Adjustments for:
Depreciation		11,257	8,192
Provision for uncollectible accounts	2	7,811	5,250
Change in inventory reserve		(1,418)	(116)
Share-based compensation expense	7	3,885	3,845
Distributions of earnings received from equity method investments		931	172
Income from equity method investments		(853)	(782)
Loss on disposal of property and equipment		168	304
Deferred income tax expense		745	2,410
Net change in working capital
Increase in accounts receivable		(9,970)	(5,573)
Decrease (increase) in inventory		697	(196)
Increase in prepaid expenses and other assets		(2,870)	(2,259)
Increase in trade payables		33	2,638
Increase in deferred revenue		892	386
Increase (decrease) in accrued liabilities		3,170	(3,711)
Change in income tax payable/receivable		1,802	(1,760)
Net cash provided by operating activities		$20,064	$13,839

Cash flows from investing activities
Purchase of property and equipment		(17,326)	(13,080)
Investment in equity investments		(141)	(599)
Proceeds from sale of property and equipment	3	869	496
Net cash used in investing activities		$(16,598)	$(13,183)

Cash flows from financing activities
Proceeds from exercise of options	7	87	112
Principal payments on notes payable	5	(119)	(113)
Principal payments on term note	5	(1,321)	(1,255)
Shares redeemed to pay income tax	7	(143)	(1,434)
Shares repurchased under the share repurchase program	7	(8,858)	—
Repayments of lease liabilities		(42)	(2,080)
Net cash used in financing activities		$(10,396)	$(4,770)

Net decrease in cash and cash equivalents		(6,930)	(4,114)
Cash and cash equivalents at beginning of year		28,408	30,981
Cash and cash equivalents at end of period		$21,478	$26,867

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$185	$278
Cash paid (received) during the period for income taxes, net of refunds		$(920)	$1,760
Supplemental disclosures of non-cash transactions
Net non-cash changes to finance leases		$—	$42
Net non-cash changes to operating leases		$150	$372

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of in-home durable medical equipment ("DME") and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in 49 states in the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

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

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements are unaudited, but reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. The Company's fiscal year ends on December 31. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto and the report of the Company's independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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
September 30, 2022 and 2021
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

For the nine months ended September 30, 2022, the Company's evaluation takes into consideration such factors as historical bad debt and billing modification experience, national and local economic trends and conditions, industry and regulatory conditions, other collection indicators and information about disaggregated receivables. The complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

The estimates and charge-offs for the allowance for doubtful accounts for each reporting period were as follows:

	September 30, 2022	September 30, 2021
Balance, beginning of year	$7,031	$9,013
Provision for uncollectible accounts	7,811	5,250
Amounts charged off	(6,326)	(7,148)
Balance, end of period	$8,516	$7,115

Included in accounts receivable at September 30, 2022 are amounts due from Medicare and Medicaid representing 36% and 10%, respectively, and 46% combined, of total outstanding receivables. As of December 31, 2021, 44% of total outstanding receivables were amounts due from Medicare and Medicaid.

Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medicare revenues	46%	53%	47%	56%
Medicaid revenues	8%	9%	9%	9%
Total Medicare and Medicaid	54%	62%	56%	65%

Inventory

Inventory represents non-serialized respiratory supplies that consist of equipment parts, consumables, and associated product supplies and is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. Obsolete and unserviceable inventories are valued at estimated net realizable value. Inventory is presented net of a reserve balance of $0 and $1,418,000 at September 30, 2022 and December 31, 2021, respectively, that relates to COVID-19 response supplies. During the nine months ended September 30, 2022, these supplies were determined to be unavailable for sale due to expiration. Accordingly, the previously established inventory reserves were eliminated upon disposal.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021
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

The following table details the Company’s equity investments:

	September 30, 2022	December 31, 2021
Equity method investments	$881	$959
Other equity investments	1,339	1,198
Balance, end of period	$2,220	$2,157

The Company's equity method investments include a 49% equity interest in Solvet Services, LLC, an entity which provides health care support services to state and federal governments. Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Condensed Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. Distributions received from the investee reduce the Company’s carrying value of the investment. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Condensed Consolidated Statements of Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of September 30, 2022 that would affect the carrying value of equity method investments.

Other equity investments include an equity interest in VeruStat, Inc, a remote patient monitoring entity, and an equity interest in DMEscripts, LLC, an e-prescribing platform. Other equity investments are investments without a readily determinable fair value which do not qualify for the practical expedient in ASC 820. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of September 30, 2022 on its investments in equity securities without a readily determinable fair value.

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
September 30, 2022 and 2021
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

Revenues associated with external staffing services are accrued on an hourly basis and are recorded based on the determination of whether the Company is acting as a principal or an agent. In arrangements in which the Company manages customers' supplemental workforce needs utilizing its own network of healthcare professionals, the Company is determined to be a principal and includes the contractual gross billings in revenues with a corresponding increase to cost of revenues for worksite employee payroll costs associated with these services. Alternatively, when the Company acts as agent in the performance of workforce management, revenue is recorded based on contractually agreed upon fees or commissions with no associated cost of revenues.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021

The revenues from each major source are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$23,869	$21,305	$68,123	$61,962
Other durable medical equipment rentals	5,882	3,598	15,153	9,833
Revenue from sales and services
Equipment and supply sales	3,649	2,415	9,931	6,258
COVID-19 response sales and services	—	1,452	2,278	5,542
Service revenues	2,359	515	5,839	1,505
Total revenues	$35,759	$29,285	$101,324	$85,100

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

For staffing services, performance obligations in the staffing agreements are satisfied over time when the customer simultaneously receives and consumes the benefits provided. Accordingly, revenues from staffing services are recognized on an hourly basis as services are rendered by the job site employee in both principal and agent arrangements.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021

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

Returns and refunds are not accepted on equipment sales, sleep study services or contact and vaccine tracing services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of September 30, 2022.

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
September 30, 2022 and 2021
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The Company has a commercial term note that references LIBOR and the Company is currently evaluating how this standard may be applied to specific contract modifications through December 31, 2022.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance will be effective for the annual periods beginning after December 15, 2021. The Company expects to satisfy the disclosure requirements when the the standard becomes effective in with respect to its consolidated financial statements for the year ended December 31, 2022.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021
In September 2022, the FASB issued ASU No. 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations that are outstanding at the end of the reporting period. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not expect the update to affect the recognition, measurement, or financial statement presentation of supplier finance program obligations, but is evaluating the impact of the update on related disclosures upon adoption.

3.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	September 30, 2022	December 31, 2021
Medical equipment	$90,415	$76,864
Furniture and equipment	2,760	2,521
Land	2,566	2,566
Buildings	7,498	7,682
Leasehold improvements	296	296
Vehicles	1,052	972
Less: Accumulated depreciation	(36,478)	(28,055)
Property and equipment, net of accumulated depreciation and amortization	$68,109	$62,846

Depreciation in the amount of $3,829,000 and $2,656,000 is included in cost of revenue for the three months ended September 30, 2022 and 2021, respectively, and in the amount of $10,486,000 and $7,574,000 for the nine months ended September 30, 2022 and 2021, respectively. At December 31, 2021, cost and accumulated depreciation on equipment acquired under finance lease obligations was $47,000 and $5,000, respectively. At September 30, 2022, there were no outstanding finance lease obligations.

4.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	September 30, 2022	December 31, 2021
Accrued trade payables	$2,669	$2,011
Accrued commissions payable	671	452
Accrued bonuses payable	3,324	3,405
Accrued vacation and payroll	2,724	1,226
Current portion of phantom share liability	1,136	1,118
Accrued other liabilities	1,265	663
Total accrued liabilities	$11,789	$8,875

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at September 30, 2022 or December 31, 2021.

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

On September 19, 2019, the Company entered into an additional loan agreement providing for a term note (the “Term Note") under the Commercial Business Loan Agreement in the principal amount of $5.0 million. The proceeds of the Term Note were utilized for general corporate purposes. The Term Note matured on September 19, 2022 at which time the entire unpaid balance of principal and accrued interest was repaid in full.

The Company incurred immaterial financing costs related to the Building Term Note. These deferred financing costs are amortized over the term of the loan using the effective interest method.

The recorded balances associated with these term notes are as follows:

	September 30, 2022	December 31, 2021
Notes payable	$4,321	$5,786
Less:
Current portion of notes payable	(165)	(1,480)
Net long-term notes payable	$4,156	$4,306

Under the Commercial Business Loan Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Debt to Adjusted EBITDA, a Loan-to-Value Ratio and a Fixed Charged Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder and failure to observe or perform certain covenants. The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at September 30, 2022.

Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	September 30, 2022	December 31, 2021
Lease liabilities	$456	$732
Less:
Current portion of lease liabilities	(220)	(464)
Net long-term lease liabilities	$236	$268

There are no finance lease liabilities associated with outstanding supplier finance program obligations at September 30, 2022.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021
Operating lease liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that we have not included as part of the Company's assessment of the lease term as it is not reasonably certain that we will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At September 30, 2022, the weighted average lease term was approximately 2.29 years. Operating rental expenses were $138,000 and $388,000 for the three and nine months ended September 30, 2022, respectively, and $194,000 and $570,000 for the three and nine months ended September 30, 2021, respectively. The related assets for operating lease liabilities have been included with property and equipment on the Condensed Consolidated Balance Sheets.

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

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	At September 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$13,474	$—	$—	$13,474
Interest rate swap	—	251	—	251
Total	$13,474	$251	$—	$13,725

	At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$16,456	$—	$—	$16,456
Interest rate swap		$(200)	$—	$(200)
Total	$16,456	$(200)	$—	$16,256

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021

Derivative instruments and hedging activities

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. As of September 30, 2022, the Company holds one interest rate swap contract which matures on May 30, 2026 and has a notional amount of $4.4 million. This contract is designated as a cash flow hedge. In the first nine months of 2022, ineffective portions of the hedge were immaterial. The fair value was $0.3 million (determined based on Level 2 inputs) and is included in other long-term assets as of September 30, 2022.

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

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,102,547 and 39,640,388 shares were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

For the nine months ended September 30, 2022, the Company repurchased and canceled 1,673,620 common shares at a cost of $8.9 million pursuant to the Share Repurchase Program authorized by the Board of Directors on March 7, 2022 (the "2022 Share Repurchase Program"). The Company also acquired and cancelled 27,712 common shares at a cost of $0.1 million to satisfy employee income tax withholding associated with RSUs vesting during the nine months ended September 30, 2022. The Company’s retained earnings were reduced by the amount paid for the shares repurchased and cancelled.

Stock-based compensation

Effective June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan"). Upon approval of the Omnibus Plan, no future awards are available to be made under the Company's previous RSU and Option Plans (collectively, the "Former Plan"), and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security-based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,211 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of September 30, 2022, the Company had outstanding options of 4,568,803 and RSUs of 631,437 associated with common shares under the Omnibus Plan.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021
The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation - options	$767	$1,051	$2,344	$3,127
Stock-based compensation - restricted stock units	542	251	1,541	718
Total	$1,309	$1,302	$3,885	$3,845

At September 30, 2022, there was approximately $2.4 million of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted-average period of 1.87 years. As of September 30, 2022, there was approximately $2.2 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.12 years.

Options

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2021	3,822	$5.22	7.4 years	$3,722
Issued	764	5.29
Exercised	(15)	5.70
Expired / Forfeited	(2)	5.21
Balance September 30, 2022	4,569	$5.23	7.1 years	$6,025
(1)For presentation purposes, stock options issued with a CAD exercise price have been translated to USD based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of the Company's common stock on the last trading day of the period ($6.00).

The aggregate intrinsic value of options outstanding was $6.0 million and options exercisable were $5.4 million at September 30, 2022. For the nine months ended September 30, 2022, 15,087 shares of common stock were issued pursuant to the exercise of stock options.

At September 30, 2022, the Company had 2,868,668 exercisable stock options outstanding with a weighted average exercise price of $4.46 and a weighted average remaining contractual life of 6.3 years. At December 31, 2021, the Company had 1,905,744 exercisable stock options outstanding with a weighted average exercise price of $3.70 and a weighted average remaining contractual life of 6.6 years.

The Company accounts for its stock-based compensation in accordance with ASC 718 — Compensation—Stock Compensation, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Stock–based compensation cost for stock options are determined at the grant date using the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of the stock options granted during the nine months ended September 30, 2022 were as follows:

Exercise price	$5.21 - $6.34
Risk-free interest rate	1.41% - 2.85%
Expected volatility	57.59% - 57.95%
Expected term	5.49 - 5.58 years
Expected dividend yield	Nil
Fair value on date of grant	$2.74 - $3.42

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021
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

The following table summarizes RSU activity for the nine months ended September 30, 2022:

	Number of RSUs (000's)	Weighted average grant price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2021	206	$6.61	0.68 years	$1,074
Issued	581	5.44
Vested	(149)	6.27
Expired / Forfeited	(7)	6.90
Balance September 30, 2022	631	$5.62	1.12 years	$3,789
(1)All future equity grants will be awarded in USD, therefore, RSUs issued with a CAD grant price have been translated to USD based on the prevailing exchange rate on the date of grant for presentation purposes.
(2)The aggregate intrinsic value of time-based RSUs outstanding was based on the Company's closing stock price on the last trading day of the period ($6.00).

During the three months ended September 30, 2022, the Company issued 119,830 RSUs with a vesting term of three years and a fair value of $0.7 million. During the nine months ended September 30, 2022, the Company issued 580,962 RSUs with a vesting term of three years and a fair value of $3.1 million.

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

The following table summarizes phantom share unit activity for the nine months ended September 30, 2022:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2021	573	$2,991
Issued	256	1,320
Vested	(263)	(1,383)
Expired / Forfeited	(45)	(271)
Balance September 30, 2022	520	$3,121
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s stock at that time, the value of issued share equivalents is based on the market price of the Company’s stock at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, the values of expired/forfeited share equivalents and outstanding share equivalents at the end of the period and are based on the market price of the Company's stock at the end of the period. The market price of the Company's stock was $6.00 on September 30, 2022.

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with phantom share units at September 30, 2022 is $1.2 million, with $0.8 million of this amount included in current accrued liabilities and the remaining portion of $0.4 million included in long-term accrued liabilities.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021
The impact associated with the fair value re-measurement of phantom share units is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes expense (benefit) associated with the phantom share units for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general, and administrative	$473	$41	$1,422	$2,400

The Company paid cash settlements of $1.4 million and $6.3 million during the nine months ended September 30, 2022 and 2021, respectively, pertaining to vestings of cash-settled phantom share units.

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

The Company continues to believe that it has valid legal and equitable grounds to recover its outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. The Company has determined that a loss related to the Reconventional Demand is not probable, and thus has not accrued a liability related to this claim. Although a loss may be reasonably possible, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Reconventional Demand given that the dispute is in the early stages of the legal process. As of September 30, 2022, outstanding funds in the amount of $0.9 million related to undelivered respiratory equipment are included within other long-term assets.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021
In May of 2021, a final report and recommendation (“Report”) was issued by the OIG regarding an audit by OIG of claims relating to 100 of the Company’s non-invasive ventilation at home (“NIVH”) patients. The OIG asserted that most of the sampled Medicare claims submitted for the monthly rental of non-invasive ventilators did not comply with Medicare requirements. The Company firmly believes that the Report ignores each patient’s diagnosis and supporting documentation of that diagnosis from treating and prescribing physicians and applies clinical guidelines that are contrary to CMS’s accepted standard of care. In late June of 2021, the Company received initial request letters from DME Medicare Administrative Contractors ("MACs") referencing the Report and requesting repayment of purported overpayments. The Company responded to each initial request by submitting a rebuttal and by filing a redetermination appeal as prescribed by the initial request letters and by statute. In September 2021, the MACs informed the Company of unfavorable decisions with respect to the redetermination appeals. In November 2021, the Company filed Reconsideration Appeals with CMS's designated Qualified Independent Contractor ("QIC"). Based on its review, the QIC determined that approximately 77% of the claims it reviewed were medically necessary and properly payable under Medicare rules and regulations, overturning OIG’s and the MACs' initial recommendations and determinations. As a result of the QIC's reconsideration findings, reduced and recalculated principal overpayment requests totaling $1.1 million have been issued by the MACs. In order to limit the assessment of interest during the appeals period, the Company has remitted the associated funds to the MACs. A hearing with an Administrative Law Judge with respect to the Company's appeals was conducted on November 1, 2022. The Company is awaiting a decision from the Administrative Law Judge and intends to continue to defend itself vigorously through the remaining appeals processes which include, in successive order, Medicare Appeals Council review, and ultimately through Federal Court, if necessary. The timing of additional appeals beyond reconsideration are subject to workload constraints of the reviewing body. Based on the current facts and circumstances as the Company understands them, and the nature of the requests, the Company has determined that a loss is not probable but may be reasonably possible. Accordingly, no related accrual has been recorded. The funds remitted to the MACs are recorded in other long-term assets. The Company estimates that a possible loss, if any, will not exceed the amount of the recalculated overpayment requests.

9.     Income Taxes

For the nine months ended September 30, 2022, the Company recorded income tax expense of $1.6 million. Excluding the impact of the discrete taxes, the effective rate for the nine months ended September 30, 2022 is 29.7%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year, in particular due to the uncertainty in our annual forecasts resulting from the unpredictable impact of the COVID-19 pandemic on our operating results.

At September 30, 2022 and 2021, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2018.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2022 and 2021
The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator - basic and diluted:
Net income attributable to shareholders	$1,055	$1,789	$3,784	$5,039

Denominator:
Basic weighted-average number of common shares	38,232,788	39,607,540	38,870,949	39,442,088
Diluted weighted-average number of shares	39,583,438	40,659,353	39,852,297	40,716,747

Basic earnings per share	$0.03	$0.05	$0.10	$0.13
Diluted earnings per share	$0.03	$0.04	$0.09	$0.12

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	38,232,788	39,607,540	38,870,949	39,442,088
Stock options and other dilutive securities	1,350,650	1,051,813	981,348	1,274,659
Diluted weighted-average number of shares	39,583,438	40,659,353	39,852,297	40,716,747

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2022 and 2021
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
September 30, 2022 and 2021
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

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 66.7% and 76.5% of our traditional revenue, excluding COVID-19 response sales and services, for the three months ended September 30, 2022 and 2021, respectively, and 68.8% and 77.9% for the nine months ended September 30, 2022 and 2021, respectively. We

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2022 and 2021
combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. Our licensed RTs currently serve patients in 49 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of September 30, 2022, we employed 280 licensed RTs, representing approximately 39% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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

Trends Affecting our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, limiting access to medical facilities, and adoption of social distancing and remote working policies. Local, state and national governments continue to emphasize the importance of essential medical personnel and we remain open to meet the needs of our communities. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters. These measures do not appear to be negatively impacting our patient attrition rate at this time, but we cannot assure you that future governmental policies and initiatives will not significantly disrupt our operations or adversely affect our ability to provide services to our patients in the future. In addition, our ability to assess potential patients in hospitals varies by hospital and city, but overall our business of setting up new patients in the home is continuing. While governmental and other restrictions have not had a material impact on our consolidated operating results for the nine months ended September 30, 2022, it is possible that more significant disruptions could occur if the COVID-19 pandemic continues for a prolonged period of time and we cannot assure you that demand for our products and services will continue or that we will be able to maintain operations necessary to satisfy such demand, including sufficient personnel, supply chains and distributions channels.

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

We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. The CARES Act, which was signed into law on March 27, 2020, provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The legislation provides for relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. As a result, we received a general distribution payment from the Provider Relief Fund of $3.5 million in April 2020, a targeted distribution payment of $1.5 million in November 2021, and a general distribution payment of $0.4 million in January 2022. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic. The Department of Health and Human Services has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. To the extent that reporting requirements and terms and conditions are modified, it may affect our ability to comply and may require the return of funds. In accordance with the terms of acceptance for the grant, we believe we have utilized these funds to prevent, prepare for, and respond to the COVID-19 pandemic.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2022 and 2021
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

In 2019, CMS announced the inclusion of noninvasive ventilator products on the list of products subject to the competitive bidding program for Round 2021, which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenues (approximately 68.8% of total traditional revenue, excluding COVID-19 response sales and services, for the nine months ended September 30, 2022). On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President's exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. The next competitive bidding round is anticipated to begin no sooner than January 1, 2024. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas, however, we are uncertain if non-invasive ventilators, oxygen, and PAP devices will be included in future competitive bidding programs.

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Financial Information:
Revenue	$35,759	$33,310	$32,255	$31,962	$29,285	$27,399	$28,416	$31,202
Gross Profit	$21,651	$20,390	$19,743	$19,662	$18,381	$17,625	$17,742	$19,178
Gross Profit %	61%	61%	61%	62%	63%	64%	62%	61%
Net Income	$1,055	$967	$1,762	$4,087	$1,789	$1,566	$1,684	$5,071
Cash (As of)	$21,478	$21,922	$29,248	$28,408	$26,867	$31,151	$31,097	$30,981
Total Assets (As of)	$119,419	$115,904	$119,007	$117,962	$115,486	$111,014	$113,001	$112,560
Adjusted EBITDA(1)	$6,982	$6,458	$7,273	$9,549	$7,419	$6,847	$5,468	$9,458
Operational Information:
Vent Patients(2)	9,127	8,837	8,434	8,405	8,200	8,103	7,733	7,892
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2022 and 2021

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021:

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
Revenue	$35,759	100.0%	$29,285	100.0%	$6,474	22.1%
Cost of revenue	14,108	39.5%	10,904	37.2%	3,204	29.4%
Gross profit	21,651	60.5%	18,381	62.8%	3,270	17.8%
Selling, general and administrative	17,677	49.4%	13,260	45.3%	4,417	33.3%
Research and development	670	1.9%	576	2.0%	94	16.3%
Stock-based compensation	1,309	3.7%	1,302	4.4%	7	0.5%
Depreciation	291	0.8%	211	0.7%	80	37.9%
Loss (gain) on disposal of property and equipment	292	0.8%	145	0.5%	147	101.4%
Other expense (income)	(57)	(0.2)%	(32)	(0.1)%	(25)	78.1%
Income from operations	1,469	4.1%	2,919	10.0%	(1,450)	(49.7)%
Non-operating income and expenses
Income from equity method investments	84	0.2%	331	1.1%	(247)	(74.6)%
Interest expense, net	(42)	(0.1)%	(75)	(0.3)%	33	(44.0)%
Net income before taxes	1,511	4.2%	3,175	10.8%	(1,664)	(52.4)%
Provision (benefit) for income taxes	456	1.3%	1,386	4.7%	(930)	(67.1)%
Net income	$1,055	3.0%	$1,789	6.1%	$(734)	(41.0)%

Revenue

The following table summarizes our revenue for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$23,869	66.7%	$21,305	72.8%	$2,564	12.0%
Other durable medical equipment rentals	5,882	16.4%	3,598	12.3%	2,284	63.5%
Net revenue from sales and services
Equipment and supply sales	3,649	10.2%	2,415	8.2%	1,234	51.1%
COVID-19 response sales and services	—	—%	1,452	4.9%	(1,452)	(100.0)%
Service revenues	2,359	6.6%	515	1.8%	1,844	358.1%
Total net revenue	$35,759	100.0%	$29,285	100.0%	$6,474	22.1%

For the three months ended September 30, 2022, net revenue totaled $35.8 million, an increase of $6.5 million (or 22.1%) from the comparable period in 2021. Excluding COVID-19 response sales and services revenue, net revenue increased $7.9 million (or 28.5%) from the comparable period in 2021. The net revenue increase was comprised of an increase in ventilator rental revenue of $2.6 million (or 12.0%), rental revenue from other DME of $2.3 million (or 63.5%), equipment and supply sales of $1.2 million (or 51.1%), and service revenue of $1.8 million (or 358.1%). The growth in other durable medical equipment rentals and equipment and supply sales has been primarily driven by PAP and oxygen related sales and services. The increase in service revenue is primarily due to the addition of our healthcare staffing offerings. The increase across all categories is due to organic expansion in new and existing territories. While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales and services, as well as our healthcare staffing offerings, over the comparable period in 2021 is contributing significantly to the diversity of overall revenue mix.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2022 and 2021

During the three months ended September 30, 2022, no revenue was derived from COVID-19 response sales and services, compared to $1.5 million during the comparable three month period in 2021. The magnitude and persistence of future COVID-19 response sales and services revenue remains uncertain and is dependent on the intensity and length of the COVID-19 pandemic and the demand for ongoing services from primarily governmental customers.

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

Cost of revenue and gross profit

For the three months ended September 30, 2022, cost of revenue totaled $14.1 million, an increase of $3.2 million (or 29.4%) from the comparable period in 2021. Overall gross profit percentage decreased from 62.8% in the three months ended September 30, 2021 to 60.5% in the three months ended September 30, 2022. The decrease in gross profit percentage is due to migration of the revenue mix associated with product and service diversification. We expect our gross profit percentage for our normal operations to remain relatively consistent with the current quarter through the end of 2022.

Selling, general and administrative expense

For the three months ended September 30, 2022, selling, general and administrative expenses totaled $17.7 million, an increase of $4.4 million (or 33.3%) from the comparable prior period. Selling, general, and administrative expenses as a percentage of revenue increased to 49.4% for the three months ended September 30, 2022 compared to 45.3% for the three months ended September 30, 2021.

The increase in overall selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses to accommodate the overall growth of the Company. Our full time employee count increased from 597 on September 30, 2021 to 722 on September 30, 2022, an increase of 20.9%. Employee compensation expenses increased $3.8 million (or 52%) as a result of the increase in our employee headcount, volume based sales commissions, and an increase in market based individual compensation rates. Included in this amount is a $0.5 million increase in phantom stock expense associated with the remeasurement of the phantom stock liability based on share price movement. The remaining increase in selling, general, and administrative expense over the prior year period is largely due to an increase in auto and travel related expenses associated with increases in travel and in-person activities combined with increasing costs for fuel. We expect that current year selling, general and administrative expenses will decline as a percentage of revenue through the end of 2022 as costs stabilize relative to revenue growth.

Research and development

For the three months ended September 30, 2022, research and development expense totaled $0.7 million, an increase of $0.1 million (or 16.3%) from the comparable period in 2021. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will remain stable for the remainder of 2022 .

Stock-based compensation

For the three months ended September 30, 2022, stock-based compensation totaled $1.3 million, remaining consistent with the comparable period in 2021. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Revenue growth has historically exceeded the growth in stock based compensation and stock-based compensation as a percentage of revenue is expected to continue to decline.

Interest expense, net

As a result of low levels of interest bearing debt, net interest expense is immaterial in the three months ended September 30, 2022 and September 30, 2021, and is expected to remain immaterial through the end of 2022.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2022 and 2021

Provision for income taxes

For the three months ended September 30, 2022, the provision for income taxes was a $0.5 million expense, compared to a $1.4 million expense during the 2021 period. The decrease in income tax expense was primarily due to a decrease in non-deductible compensation expenses. Excluding the effect of discrete items, our annual estimated effective tax rate for 2022 is 29.7%.

Net income

For the three months ended September 30, 2022, net income was $1.1 million, a decrease of $0.7 million (or 41.0%) from the comparable period in 2021. Net income as a percentage of net revenue decreased from 6.1% for the three months ended September 30, 2021 to 3.0% for the three months ended September 30, 2022, primarily due to changes in the product mix as a result of diversification and increases of direct and indirect costs driven by market forces within the supply and labor environments.

Comparison of the Nine Months Ended September 30, 2022 and 2021:

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
Revenue	$101,324	100.0%	$85,100	100.0%	$16,224	19.1%
Cost of revenue	39,540	39.0%	31,352	36.8%	8,188	26.1%
Gross profit	61,784	61.0%	53,748	63.2%	8,036	15.0%
Selling, general and administrative	50,989	50.3%	40,653	47.8%	10,336	25.4%
Research and development	1,974	1.9%	1,498	1.8%	476	31.8%
Stock-based compensation	3,885	3.8%	3,845	4.5%	40	1.0%
Depreciation	771	0.8%	618	0.7%	153	24.8%
Loss (gain) on disposal of property and equipment	168	0.2%	304	0.4%	(136)	NM
Other expense (income)	(721)	(0.7)%	(85)	(0.1)%	(636)	748.2%
Income from operations	4,718	4.7%	6,915	8.1%	(2,197)	(31.8)%
Non-operating expenses
Income from equity method investments	853	0.8%	782	0.9%	71	NM
Interest expense, net	(165)	(0.2)%	(249)	(0.3)%	84	(33.7)%
Net income before taxes	5,406	5.3%	7,448	8.8%	(2,042)	(27.4)%
Provision for income taxes	1,622	1.6%	2,409	2.8%	(787)	NM
Net income	$3,784	3.7%	$5,039	5.9%	$(1,255)	(24.9)%

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2022 and 2021
Revenue

The following table summarizes our revenue for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$68,123	67.2%	$61,962	72.8%	$6,161	9.9%
Other durable medical equipment rentals	15,153	15.0%	9,833	11.5%	5,320	54.1%
Net revenue from sales and services
Equipment and supply sales	9,931	9.8%	6,258	7.4%	3,673	58.7%
COVID-19 response sales and services	2,278	2.2%	5,542	6.5%	(3,264)	(58.9)%
Service revenues	5,839	5.8%	1,505	1.8%	4,334	288.0%
Total net revenue	$101,324	100.0%	$85,100	100.0%	$16,224	19.1%

For the nine months ended September 30, 2022, revenue totaled $101.3 million, an increase of $16.2 million (or 19.1%) from the comparable period in 2021. Non-COVID-19 related net revenue increased $19.5 million (or 24.5%) from the comparable period in 2021. The net revenue increase was comprised of an increase in ventilator rental revenue of $6.2 million (or 9.9%), rental revenue from other DME of $5.3 million (or 54.1%), equipment and supply sales of $3.7 million (or 58.7%), and service revenue of $4.3 million (or 288.0%). The growth in other durable medical equipment rentals and equipment and supply sales has been primarily driven by PAP and oxygen related sales and services. The increase in service revenue is primarily due to the addition of our healthcare staffing offerings. The increase across all categories is due to organic expansion in new and existing territories. While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales and services, as well as our healthcare staffing offerings, over the comparable period in 2021 is contributing significantly to the diversity of overall revenue mix.

During the nine months ended September 30, 2022, net revenue from COVID-19 response sales and services totaled $2.3 million, compared to $5.5 million during the comparable nine month period in 2021. Current period COVID-19 response sales and services consist primarily of contact and vaccination tracing services. The magnitude and persistence of future COVID-19 response sales and services revenue remains uncertain and is dependent on the intensity and length of the COVID-19 pandemic and the demand for ongoing services from primarily governmental customers.

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

Cost of revenue and gross profit

For the nine months ended September 30, 2022, cost of revenue totaled $39.5 million, an increase of $8.2 million (or 26.1%) from the comparable period in 2021. Overall gross profit percentage decreased from 63.2% for the nine months ended September 30, 2021 to 61.0% for the nine months ended September 30, 2022. The decrease in gross profit percentage is due to migration of the revenue mix associated with product and service diversification. We expect our gross profit percentage for our normal operations to remain relatively consistent with the current quarter through the end of 2022.

Selling, general and administrative expense

For the nine months ended September 30, 2022, selling, general and administrative expenses totaled $51.0 million, an increase of $10.3 million (or 25.4%) from the comparable period in 2021. Selling, general, and administrative expenses as a percentage of revenue increased to 50.3% for the nine months ended September 30, 2022 compared to 47.8% for the nine months ended September 30, 2021.

The increase in overall selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses to accommodate the overall growth of the Company. Our full time employee count increased from 597 on September 30, 2021 to 722 on September 30, 2022, an increase of 20.9%. Employee compensation expenses

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2022 and 2021
increased $7.6 million (or 32%) as a result of the increase in our employee headcount, volume-based sales commissions, and an increase in market based individual compensation rates. Included in this amount is a $1.4 million increase in phantom stock expense associated with the remeasurement of the phantom stock liability based on share price movement. The remaining increase in selling, general, and administrative expense over the prior year period is largely due to an increase in auto and travel related expenses associated with increases in travel and in-person activities combined with increasing costs for fuel. We expect that current year selling, general and administrative expenses will decline as a percentage of revenue through the end of 2022 as costs stabilize relative to revenue growth.

Research and development

For the nine months ended September 30, 2022, research and development expense totaled $2.0 million, an increase of $0.5 million (or 31.8%) from the comparable period in 2021. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will remain stable for the remainder of 2022.

Stock-based compensation

For the nine months ended September 30, 2022, stock-based compensation totaled $3.9 million, remaining relatively unchanged from the comparable period in 2021. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Revenue growth has historically exceeded the growth in stock based compensation and stock-based compensation as a percentage of revenue is expected to continue to decline.

Interest expense, net

For the nine months ended September 30, 2022, net interest expense totaled $0.2 million. As a result of low levels of interest bearing debt, interest expense is expected to remain immaterial through the end of 2022.

Provision for income taxes

For the nine months ended September 30, 2022, the provision for income taxes was a $1.6 million expense, compared to a $2.4 million expense during the 2021 period. The slight decrease in the overall effective tax rate was due to the effect of discrete non-deductible compensation expenses during the prior year interim period. Excluding the effect of discrete items, our annual estimated effective tax rate for 2022 is 29.7%.

Net income

For the nine months ended September 30, 2022, net income was $3.8 million, a decrease of $1.3 million (or 24.9%) from the comparable period in 2021. Net income as a percentage of revenue decreased from 5.9% for the nine months ended September 30, 2021 to 3.7% for the nine months ended September 30, 2022, primarily due to changes in the product mix as a result of diversification and increases of direct and indirect costs driven by market forces within the supply and labor environments.

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
September 30, 2022 and 2021
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
The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Net Income	$1,055	$967	$1,762	$4,087	$1,789	$1,566	$1,684	$5,071
Add back:
Depreciation	4,120	3,740	3,397	3,120	2,867	2,716	2,609	2,835
Interest expense	42	59	64	69	75	83	91	100
Stock-based compensation	1,309	1,271	1,305	1,305	1,302	1,236	1,307	1,301
Income tax expense (benefit)	456	421	745	968	1,386	1,246	(223)	151
Adjusted EBITDA	$6,982	$6,458	$7,273	$9,549	$7,419	$6,847	$5,468	$9,458

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

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2022 was $21.5 million, compared to $28.4 million at December 31, 2021. Based on our current plan of operations, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. Additionally, the Company maintains a $10.0 million line of credit with Hancock Whitney Bank which was fully undrawn as of September 30, 2022.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2022 and 2021
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net Cash provided by (used in):
Operating activities	$20,064	$13,839
Investing activities	(16,598)	(13,183)
Financing activities	(10,396)	(4,770)
Net (decrease) increase in cash and cash equivalents	$(6,930)	$(4,114)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2022 was $20.1 million, primarily resulting from net income of $3.8 million, increased by non-cash net income adjustments of $21.6 million, increased by a change in net operating liabilities of $4.1 million, decreased by a change in net operating assets of $10.3 million, and increased by $0.9 million of distributions from equity method investments. The non-cash net income adjustments primarily consisted of $7.8 million of provision for uncollectible accounts, $11.3 million of depreciation, $3.9 million of stock-based compensation, $0.9 million gain on equity investments and a $0.7 million change in deferred tax asset. The primary changes in working capital were an increase in gross accounts receivable of $10.0 million and an increase in other assets of $2.9 million, offset by an increase in accrued liabilities of $3.2 million, a decrease in income taxes receivable of $1.8 million. Included in our operating cash flows for the period is the receipt of $0.4 million in Provider Relief Funds.

Net cash provided by operating activities during the nine months ended September 30, 2021 was $13.8 million, resulting from net income of $5.0 million and non-cash net income adjustments of $19.1 million, which was partially offset by a decrease in cash resulting from a change in operating assets and liabilities of $10.5 million. The non-cash net income adjustments primarily consisted of $5.3 million in the provision for uncollectible accounts, $8.2 million of depreciation, $0.3 million of gains on disposal of property and equipment, $3.8 million of stock-based compensation, $0.8 million income from equity investments and $2.4 million of deferred income tax expense. The primary changes in operating assets and liabilities relate to an increase in accounts receivable of $5.6 million, an increase in prepaid expenses and other assets of $2.3 million, an increase in accounts payable of $2.6 million, a net increase in income taxes receivable/(payable) of $1.8 million, and a decrease in accrued liabilities of $3.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $16.6 million, consisting of $17.3 million of purchases of property and equipment and $0.1 million in equity investments, partially offset by $0.9 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Cash purchases of property and equipment represents a $4.2 million, or 32.0%, increase year over year.

Net cash used in investing activities during the nine months ended September 30, 2021 was $13.2 million, consisting of $13.1 million of purchases of property and equipment and $0.6 million of equity investments, partially offset by $0.5 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients.

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2022 was $10.4 million. For the nine months ended September 30, 2022, the Company repurchased and canceled 1,673,620 common shares at a cost of $8.9 million pursuant to the Share Repurchase Program authorized by the Board of Directors on March 7, 2022 (the "2022 Share Repurchase Program"). Net cash used in financing activities during the nine months ended September 30, 2022 also consisted of $1.3 million in principal payments on the Term Note (as defined below).

Net cash used in financing activities during the nine months ended September 30, 2021 was $4.8 million, consisting of $1.3 million in principal payments on the Term Note, $2.1 million in repayments of finance lease liabilities, and $1.4 million for shares repurchased and canceled for tax withholding in connection with RSUs vested in the period.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2022 and 2021

Line of Credit

The Company maintains a line of credit in the amount of $10.0 million that expires May 1, 2023 under the Commercial Business Loan Agreement. Any amounts advanced on this line will be subject to an interest rate equal to the WSJ prime rate plus a margin of 0.50%, with a 3.50% interest rate floor and will be secured by substantially all of the Company's assets. There were no borrowings against this line of credit at September 30, 2022 or December 31, 2021. While we currently have no immediate plans to draw on this line of credit, the line of credit allows flexibility in funding our future operations subject to compliance with the covenants described above.

Under the Commercial Business Loan Agreement, the Company is subject to several restrictive covenants that, among other things, impose operating and financial restrictions on the Company. Financial covenants include a Total Debt to Adjusted EBITDA, a Loan-to-Value Ratio and a Fixed Charged Coverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains certain customary events of default, including, among other things, failure to make payments when due thereunder and failure to observe or perform certain covenants. The Company was in compliance with all covenants under the Commercial Business Term Loan Agreement in effect at September 30, 2022.

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

On September 19, 2019, the Company entered into a third amendment to the loan agreement providing for a term note (the “Term Note") in favor of Hancock Whitney Bank in the principal amount of $5.0 million. The proceeds of the Term Note were used for general corporate purposes. The Term Note matured on September 19, 2022 at which time the entire unpaid balance of principal and accrued interest was repaid in full.

Use of Funds

Our principal uses of cash are funding our new rental assets and other capital purchases, operations, and other working capital requirements. The following table presents our material contractual obligations and commitments to make future payments as of September 30, 2022:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$368	$4,708
Lease Obligations	$238	$249
Total	$606	$4,957

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after September 30, 2022. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2022 and 2021

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $259,000 and $185,000 for the three months ended September 30, 2022 and 2021, respectively, and $882,000 and $642,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

For the nine months ended September 30, 2022, our assessment considered business and market disruptions caused by the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for doubtful accounts in future periods. Our allowance for doubtful accounts was $8.5 million and $7.1 million as of September 30, 2022 and 2021, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

VIEMED HEALTHCARE, INC.
September 30, 2022 and 2021
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
September 30, 2022 and 2021
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
September 30, 2022 and 2021
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Company Repurchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common shares during the three months ended September 30, 2022:

Period	Total number of shares (or units) purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs
Jul 1 - Jul 31, 2022	111,099	$5.57	111,099	522,348
Aug 1 - Aug 31, 2022	34,592	$5.99	30,685	491,663
Sep 1 - Sep 30, 2022	181,269	$5.82	181,269	310,394
Total	326,960	$5.75	323,053	310,394

(1)This amount includes 3,970 common shares acquired at a cost of $24,000 to satisfy employee income tax withholding associated with RSUs vestings.

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
September 30, 2022 and 2021

m 6. Exhibits

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
September 30, 2022 and 2021
SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: November 1, 2022

Page 41