Form 10-K
period 2022-12-31
VIEMED HEALTHCARE, INC.
filed 2023-03-02
CIK 1729149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant computed as of June 30, 2022 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the common shares on the Nasdaq Stock Market was $182,094,121.

As of February 15, 2023, there were 38,169,281 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
December 31, 2022 and 2021

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
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

CURRENCY

Unless otherwise indicated herein, references in this Annual Report on Form 10-K to “$”, “US$” or “U.S. dollars” are to United States dollars. All dollar amounts herein are in United States dollars, unless otherwise indicated.

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
PART I

Item 1. Business

Company Overview

Viemed Healthcare, Inc. (the "Company" or "Viemed"), through its subsidiaries, is a provider of home medical equipment ("HME") and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technologies. The Company currently serves patients in all 50 states of the United States.

Viemed’s primary objective is to focus on the growth of its business and thereby solidify its position as one of the largest providers of home therapy for patients suffering from respiratory diseases that require a high level of service, with such programs being designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Viemed's services include respiratory disease management, neuromuscular care, in-home sleep testing and sleep apnea treatment, oxygen therapy, respiratory equipment rentals, and healthcare staffing services.

Viemed expects to use a growth model whereby expansion is effectuated through existing service areas as well as in new regions through a cost efficient launch that reduces location expenses. Viemed expects that it will continue to employ more respiratory therapists ("RTs") in order to assure the high service model is accomplished in the home. By focusing overhead costs to personnel that service the patient rather than physical location costs, Viemed anticipates continuing to efficiently scale its business in regions that are currently not being effectively serviced.

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

Viemed focuses on disease management and improving the quality of life for respiratory patients through clinical excellence, education and technology. Its service offerings are based on effective home treatment with respiratory care practitioners providing therapy and counseling to patients in their homes using cutting edge technologies. Viemed also provides in-home sleep testing for sleep apnea sufferers and health care staffing services for healthcare facilities.

Viemed is one of the largest independent non-invasive ventilator providers in the United States with a service coverage area of all 50 states of the United States and intends to continue to grow rapidly through increased market penetration.

Corporate Information

Viemed Healthcare, Inc. is a holding company incorporated in British Columbia under the Business Corporations Act in December 2016. The common shares of Viemed trade in the United States on the Nasdaq Capital Market under the trading symbol "VMD" and trade in Canada on the Toronto Stock Exchange (the "TSX") under the trading symbol “VMD.TO”. Viemed’s registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 Canada and its principal executive office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge through our website (www.viemed.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. These reports and other information are also available, free of charge, at www.sec.gov. Information contained on any website referred to in this Annual Report on Form 10-K is not part of this Annual Report on Form 10-K.

Products and Services

Viemed’s services include the following:

•Home Medical Equipment: Viemed provides respiratory and other home medical equipment solutions (primarily through monthly rental arrangements), including home ventilation (invasive and non-invasive), BiPAP (bi-level positive airway pressure) and CPAP (continuous positive airway pressure) devices, percussion vests, oxygen concentrators, and other medical equipment. Revenue derived from the rental and sale of home medical equipment represented a combined 93.8% and 98.1%, respectively, of Viemed’s 2022 and 2021 traditional revenue, excluding COVID-19 response sales and services. Viemed provides home medical equipment through the following service programs:

Page	5

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
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

◦Sleep apnea management provides sleep solutions and/or equipment such as Positive Airway Pressure (“PAP”), the AutoPAP (automatic continuous positive airway pressure), and BiPAP machines.

•In-home sleep testing: Viemed provides in home sleep apnea testing services, which is an alternative to the traditional sleep lab testing environment.

•Healthcare staffing: Viemed provides healthcare staffing and recruitment services to supplement the workforce needs of third party healthcare facilities by utilizing its network of healthcare professionals.

Monthly rental revenue from ventilators represented approximately 68% and 77%, respectively, of Viemed's 2022 and 2021 traditional revenue, excluding COVID-19 response sales and services. While Viemed plans to continue investigating and introducing new complementary products and services and further expanding the coverage of existing products, home ventilation (both invasive and non-invasive) is expected to continue to represent the substantial majority of Viemed’s revenue.

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

Viemed’s patients are served by RTs who are each licensed members of the American Association for Respiratory Care (“AARC”). The RT licensure and AARC membership ensure that Viemed is able to provide patients with in-home respiratory care services, equipment setup, training, and on-call services with state-of-the-art clinical protocols. Additionally, Viemed’s Chief Medical Officer, Dr. William Frazier, is a board certified pulmonary disease specialist and oversees clinical protocols.

Viemed sources hardware from vendors and pairs them with industry leading respiratory therapy. The emerging nature of the market presents risks that vendors may not be able to provide equipment to satisfy demand. Viemed has historically funded patient related capital expenditures through cash generated from operations or financing through an affiliate of its primary vendors. Additionally, Viemed patient related capital expenditures can be financed through its existing commercial credit facilities comprised of a revolving credit facility of up to $30.0 million, a delayed draw term loan facility of up to $30 million, and an accordion feature allowing the Company to increase the size of such facilities by up to an additional $30 million, subject to certain conditions, for a total borrowing capacity of up to $90 million. While Viemed currently has no immediate plans to draw on these facilities, the credit facilities allow flexibility in funding future operations.

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
December 31, 2022 and 2021

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

CMS also requires that all durable medical equipment ("DME") providers who bill the Medicare program maintain a surety bond of $50,000 per National Provider Identifier (“NPI”) number which Medicare has approved for billing privileges. We obtained surety bonds before the October 2009 deadline, and such bonds automatically renew annually.

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
December 31, 2022 and 2021
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

CMS conducts a competition for each competitive acquisition area under which providers submit bids to supply certain covered items of DME. Under the competitive bidding program, DME suppliers compete to become Medicare contract suppliers by submitting bids to furnish certain items in competitive bidding areas. As part of the competitive bidding process, single payment amounts (“SPAs”) replace the current Medicare DME fee schedule payment amounts for selected items in certain areas of the country. The SPAs are determined by using bids submitted by DME suppliers. In 2019, CMS included non-invasive ventilator products on the list of products subject to the competitive bidding program in Round 2021. On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President's exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas. However, we are uncertain if non-invasive ventilators and oxygen and PAP devices will be included in future competitive bidding programs. The current Round 2021 contracts expire on December 31, 2023 and CMS has not announced a new round of competitive bidding. Historically, CMS announces new rounds of competitive bidding and starts the process approximately 18 months prior to the contract start date. We cannot predict the outcome of the competitive bidding process for contracted supplier selection or the impact of the competitive bidding process on reimbursements to our existing customers.

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
December 31, 2022 and 2021
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

Although we believe that we are in compliance with the Federal False Claims Act as well as the Civil Monetary Penalties Law, if we are found in violation of the same, we could be subject to various liabilities and penalties, including fines ranging from $13,508 to $27,018 for each false claim in violation of the Federal False Claims Act (as of 2023, and subject to annual adjustments for inflation) and varying amounts based on the type of violation of the Civil Monetary Penalties Law, plus up to three times the amount of damages that the federal government sustained because of the act of that person. In addition, the federal government may also seek exclusion from participation in all federal healthcare programs.

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
December 31, 2022 and 2021
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
December 31, 2022 and 2021
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
December 31, 2022 and 2021
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

With respect to our ventilator products, an NCD for the DME Reference List, which has been effective since April 1, 2003, indicates that ventilators, including our products, are covered for the treatment of neuromuscular diseases, thoracic restrictive diseases, and chronic respiratory failure consequent to chronic obstructive pulmonary disease. While the NCD for the DME Reference List has been updated, no separate NCD has been issued for ventilators. Monthly rental revenue from ventilators represented approximately 68% and 77%, respectively, of traditional revenue, excluding COVID-19 response sales and services, for 2022 and 2021. Medicare Administrative Contractors responsible for processing durable medical equipment claims have issued LCDs for Respiratory Assist Devices (“RADs”) which contain language describing an overlap in conditions used to determine coverage for RADs and ventilator devices. These LCDs state that the treatment plan for any individual patient, including the determination to use a ventilator or a BiPAP, may vary and will be made based upon the specifics of each individual beneficiary’s medical condition. Due to this variability, determinations of coverage for our ventilator products are subject to scrutiny of individual medical records and claims. Revenues from Medicare and Medicaid accounted for 56% and 64%, respectively, of traditional revenue, excluding COVID-19 response sales and services, for the years ended December 31, 2022 and 2021.

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
December 31, 2022 and 2021
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

Significant Customers

For the years ended December 31, 2022 and 2021, Viemed had no customers that accounted for 10% or more of its consolidated traditional revenue streams.

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

Employees

At December 31, 2022, Viemed had 743 employees, in addition to consultants working directly with hospitals and other healthcare providers to help simplify the administrative process for patients transitioning from hospital to home care.

Item 1A. Risk Factors

Risks Related to Our Industry and Business

The COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives were implemented to reduce the transmission of COVID-19, including travel bans and restrictions, postponement of non-essential medical surgeries, limiting access to medical facilities, and adoption of social distancing and remote working policies. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters.

At this time, COVID-19 related measures do not appear to be negatively impacting our patient attrition rate, but we cannot assure you that future governmental policies and initiatives will not significantly disrupt our operations or adversely affect our ability to provide services to our patients in the future. During the COVID-19 public health emergency (“PHE”) our ability to assess potential patients in hospitals has varied by hospital and city, but overall our business of setting up new patients in the home has continued. On January 30, 2023, the Biden Administration announced that it plans to end the COVID-19 PHE on May 11, 2023. At the end of the COVID-19 PHE, many waivers and flexibilities applicable during the COVID-19 pandemic will become unavailable. While COVID-19 related measures have not had a material impact on our consolidated operating results for the year ended December 31, 2022, we cannot predict at this time the impact that the end of the COVID-19 PHE will have on our business and financial condition. It is also possible that the U.S. government will ultimately decide not to end the COVID-19 PHE on May 11, 2023, creating additional uncertainties about our future business and financial condition. Accordingly, we cannot assure you that demand for our products and services will continue or that we will be able to maintain operations necessary to satisfy such demand, including sufficient personnel, supply chains and distributions channels.

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

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021

We believe we presently have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. In addition, we have received, and may continue to receive, payments, grants or other relief under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and other stimulus efforts. While the impact of COVID-19 on our consolidated results of operations for the year ended December 31, 2022 has resulted in supplemental revenues related to COVID-19 response sales and services during the period, revenues related to COVID-19 response sales and services decreased in 2022 when compared to 2021 and the overall impact that COVID-19 will have on our consolidated results of operations in future periods remains uncertain, and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources. If COVID-19 intensifies or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

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

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
rates offered are outside of our control. On December 29, 2022, President Joe Biden signed the Consolidated Appropriations Act, 2023 (the "CAA”) into law. The CAA extends current 75/25 blended Medicare reimbursement rates for durable medical equipment in non-competitive bidding, non-rural areas through the later of the end of the COVID-19 PHE or the end of 2023. As previously discussed, the U.S. government has announced that it plans to end the COVID-19 PHE on May 11, 2023. If the COVID-19 PHE ends in 2023, the current 75/25 blended Medicare reimbursement rates for durable medical equipment in non-competitive bidding, non-rural areas will last until December 31, 2023.

Reimbursement rates for our services, like much of the United States healthcare market, are subject to reductions. We cannot predict the extent and timing of any reduction in reimbursement rates and we cannot assure you that coverage and reimbursement will be available for our products or services, that reimbursement amounts will be adequate, or that reimbursement amounts, even if initially adequate, will not be subsequently reduced.

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

On June 14, 2021, Royal Philips (“Philips”), one of our largest suppliers of BiPAP and CPAP and mechanical ventilator devices, initiated a voluntary recall notification with the U.S. Food and Drug Administration (“FDA”) for certain Philips BiPAP and CPAP and mechanical ventilator devices that we distribute and sell. Philips initiated this recall to address potential health risks related to the polyester-based polyurethane (“PE-PUR”) sound abatement foam component in these devices. The PE-PUR sound abatement foam, which is used to reduce sound and vibration in these affected devices, may break down and potentially enter the device’s air pathway and may off-gas certain chemicals. If this occurs, black debris from the foam or certain chemicals released into the device’s air pathway may be inhaled or swallowed by the person using the device. In July 2021, the FDA identified the Philips recall as a Class I recall, the most serious type of recall. Patients using these devices have been instructed to contact their health care provider and doctor about a suitable treatment for their condition. As of January 2023, Philips has announced completion of 90% of the production of replacement devices and repair kits.

We cannot predict the potential legal, regulatory, and financial risks that may arise out of the recall. Some patients may discontinue use of their device, which could affect our ability to continue billing for service. Viemed has been named in and may be subject to future litigation related to the recall, including individual and putative class action claims related to personal injury for devices affected by the recall as well as claims regarding repair and replacement of devices affected by the recall. Viemed cannot predict what additional actions will be required of the Company by the FDA or other state or federal agencies related to the recall.

Page	15

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
We conduct all of our operations through our United States subsidiaries and our ability to extract value from these subsidiaries may be limited.

We conduct all of our operations through our United States subsidiaries. Therefore, to the extent of these holdings, we (directly and indirectly) will be dependent on the cash flows of these subsidiaries to meet our obligations. The ability of such subsidiaries to make payments to their parent companies may be constrained by a variety of factors, including, the level of taxation, particularly corporate profits and withholding taxes, in the jurisdiction in which each subsidiary operates, and the introduction of exchange controls or repatriation restrictions or the availability of hard currency to be repatriated. Additionally, our subsidiaries are restricted from making distributions to us by our existing commercial credit facilities, subject to certain exceptions.

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
December 31, 2022 and 2021
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
December 31, 2022 and 2021
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

For example, in June of 2021, we received initial request letters from DME Medicare Administrative Contractors referencing a previously disclosed U.S. Department of Health and Human Services Office of Inspector General (“OIG”) report and recommendation regarding an audit of claims relating to 100 of the Company’s non-invasive ventilation at home patients and requesting repayment of purported overpayments within the 4-year reopening period prescribed by statue. Through the statutory appeals process, CMS' designated Qualified Independent Contractor (“QIC”) responsible for evaluating the Company’s Reconsideration appeals determined that approximately 77% of the claims it reviewed were medically necessary and properly payable under Medicare rules and regulations, overturning OIG’s and CMS’s initial recommendations and determinations. In December of 2022, an Administrative Law Judge overturned all remaining appealed claims in Viemed’s favor. See Note 8—Commitments and Contingencies to our consolidated financial statements for more information.

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
December 31, 2022 and 2021

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
December 31, 2022 and 2021
this risk. There are often timing delays when attempting to collect funds from Medicaid programs. Delays in receiving reimbursement or payments from these programs may adversely impact our working capital.

We depend in part upon reimbursement by third-party payors.

A substantial portion of our revenues are derived from private and governmental third-party payors. In 2022, approximately 44% of our traditional revenue, excluding COVID-19 response sales and services, were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 56% of our traditional revenue, excluding COVID-19 response sales and services, were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect our profitability. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. Additionally, from time to time our contracts with payors are terminated, amended or renegotiated, sometime unilaterally through policies. If insurers or managed care companies from whom we receive substantial payments were to terminate, amend or renegotiate contracts or reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

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
December 31, 2022 and 2021
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

In 2019, CMS announced the inclusion of non-invasive ventilator products on the list of products subject to the competitive bidding program in Round 2021 which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenue (approximately 67.9% of total traditional revenue, excluding COVID-19 response sales and services, in 2022). On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President’s exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas. The current Round 2021 contracts expire on December 31, 2023 and CMS has not announced a new round of competitive bidding. Historically, CMS announces new rounds of competitive bidding and starts the process approximately 18 months prior to the contract start date. We cannot predict at this time the full impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition. In addition, we cannot assure you that non-invasive ventilators and oxygen and PAP devices will not be included on the list of products subject to the competitive bidding program in the future. If changes are made to the competitive program in the future, it could affect our reimbursement and revenue.

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
December 31, 2022 and 2021
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

The Civil Monetary Penalties Law imposes civil monetary penalties and potential exclusion from Medicare and Medicaid programs on any person who offers or transfers remuneration to any patient who is a Medicare or Medicaid beneficiary, when the person knows or should know that the remuneration is likely to induce the patient to receive medical services from a particular provider. The Federal Civil Monetary Penalties Law applies, among other things, to many kinds of inducements or benefits provided to patients, including complimentary items, services or transportation that are of more than nominal value. We have structured our operations and provision of services to patients in a manner that we believe complies with the law and its interpretation by government authorities. We cannot assure you, however, that government authorities will not take a contrary view and impose civil monetary penalties and exclude us from participation in Medicare and Medicaid for past or present practices related to patient incentive, coordination of care and need-based programs.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of

Page	22

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
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

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits and impose higher plan costs on beneficiaries. Approximately one third of Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2022; a figure that continues to grow. Similarly, enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources.

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

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021

Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2022 or be subject to an annual penalty.

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
•include detailed compensation discussion and analysis in our filings under the Exchange Act and instead may provide a reduced level of disclosure concerning executive compensation; or
•hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

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

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies and/or smaller reporting companies for so long as we qualify as such. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may decline or become more volatile.

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
December 31, 2022 and 2021

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

The failure of our common shares to be included in various stock indices could result in the market for our common shares to become limited and volatile and the price at which you can sell your shares to decrease.

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

Although our common shares are quoted on the Nasdaq Capital Market, the volume of trades on any given day has historically been limited. As a result, shareholders might not have been able to sell or purchase our common shares at the volume, price or time desired. If our common shares are removed from various stock indices, the volume of trading in our shares may decrease materially as well as the prices at which our shares trade.

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
December 31, 2022 and 2021
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own our headquarters, consisting of approximately 77,000 square feet, which is located on an approximately 8.2-acre parcel in Lafayette, Louisiana. During 2021, we acquired a 16,000 square foot office building and a 16,000 square foot climate controlled warehouse which we previously leased from a company owned by the Company’s CEO, Casey Hoyt, and President, Michael Moore. We believe that our facilities are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased on commercially reasonable terms to accommodate any future growth.

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
December 31, 2022 and 2021
PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common shares of Viemed trade in the United States on the Nasdaq Capital Market under the symbol "VMD" and in Canada on the TSX under the trading symbol “VMD.TO”.

Shareholders

We had nine shareholders of record as of February 15, 2023. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by our existing commercial credit facilities, subject to certain exceptions. See Note 7 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K for further information.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common shares during the three months ended December 31, 2022:

Period	Total number of shares (or units) purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs
Oct 1 - Oct 31, 2022	120,543	$5.89	120,543	189,851
Nov 1 - Nov 30, 2022	—	—	—	189,851
Dec 1 - Dec 31, 2022	—	—	—	189,851
Total	120,543	$5.89	120,543	189,851

(1)On March 7, 2022, the Company's Board of Directors authorized and approved a share repurchase program (the "2022 Share Repurchase Program") on the Nasdaq Capital Market. Under the terms of the 2022 Share Repurchase Program, the Company may repurchase up to 1,984,014 of its common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule 10b-18 of the Exchange Act. The 2022 Share Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

Item 6. Reserved

Page	27

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
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

We were incorporated on December 14, 2016 pursuant to the Business Corporations Act (British Columbia). As of June 30, 2020, we determined that we no longer qualify as a "foreign private issuer," as defined in Rule 3b-4 of the Exchange Act, for the purposes of the informational requirements of the Exchange Act. As a result, effective January 1, 2021, we became subject to the proxy solicitation rules under Section 14 of the Exchange Act and Regulation FD, and our officers, directors, and principal shareholders became subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. We will continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC and with the relevant Canadian securities regulatory authorities on the System for Electronic Document Analysis and Retrieval (SEDAR)

We are an "emerging growth company," as defined in the JOBS Act, and as such, we have elected to comply with certain reduced U.S. public company reporting requirements.

Based on the annual assessment performed on June 30, 2022, the Company met the re-entry thresholds to qualify as a "smaller reporting company" under Rule 12b-2 of the Exchange Act, and, as such, has elected to comply with certain reduced U.S. public company reporting requirements.

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

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 67.9% and 77.3% of our traditional revenue, excluding COVID-19 response sales and services for the years ended December 31, 2022 and 2021, respectively. We combine the benefits of home ventilation support with licensed RTs to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of December 31, 2022, we employed 292 licensed RTs, representing more than 39% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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

For the year ended December 31, 2022, we generated revenues of $138.8 million and had net income of $6.2 million, compared to revenues of $117.1 million and net income of $9.1 million for the year ended December 31, 2021. Excluding COVID-19 response sales and services, net revenue increased $28.1 million (or 25.9%) from the comparable period in 2021.

Page	28

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
Our primary sources of capital to date have been from operating cash flows. Our existing commercial credit facilities provide access to additional liquidity through a revolving credit facility of up to $30.0 million and a delayed draw term loan facility of up to $30.0 million. An accordion feature allows the Company to increase the size of such facilities by up to an additional $30.0 million, subject to certain conditions, for a total borrowing capacity of up to $90 million.

Trends Affecting our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives were implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, limiting access to medical facilities, and adoption of social distancing and remote working policies. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters.

At this time, COVID-19 related measures do not appear to be negatively impacting our patient attrition rate, but we cannot assure you that future governmental policies and initiatives will not significantly disrupt our operations or adversely affect our ability to provide services to our patients in the future. On January 30, 2023, the U.S. government announced that it plans to end the COVID-19 PHE on May 11, 2023. At the end of the COVID-19 PHE, many waivers and flexibilities available during the COVID-19 pandemic will become unavailable. While COVID-19 related measures have not had a material impact on our consolidated operating results for the year ended December 31, 2022, we cannot predict at this time the impact that the end of the COVID-19 PHE will have on our business and financial condition. It is also possible that the U.S. government will ultimately decide not to end the COVID-19 PHE on May 11, 2023, creating additional uncertainties about our future business and financial condition. Accordingly, we cannot assure you that demand for our products and services will continue or that we will be able to maintain operations necessary to satisfy such demand, including sufficient personnel, supply chains and distributions channels.

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

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
While the impact of COVID-19 on our consolidated results of operations for the year ended December 31, 2022 has resulted in supplemental revenues related to COVID-19 response sales and services during the period, revenues related to COVID-19 response sales and services decreased in 2022 when compared to 2021 and the overall impact that COVID-19 will continue to have on our consolidated results of operations in future periods remains uncertain and difficult to predict and will depend on, among other factors, the duration and severity of the pandemic, as well as any negative economic conditions arising from the pandemic, our ability to assess potential patients in hospitals and set up and treat patients in the home and the impacts of government actions and administrative regulations on the healthcare industry and broader economy, including through existing and any future stimulus efforts. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, liquidity and capital resources. If COVID-19 intensifies or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations. For additional information, see Part I - Item 1A. “Risk Factors.”

In 2019, CMS announced the inclusion of non-invasive ventilator products on the list of products subject to the competitive bidding program in Round 2021 which covers the period of January 1, 2021 through December 31, 2023. On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President’s exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas, however, we are uncertain if non-invasive ventilators, oxygen, and PAP devices will be included in future competitive bidding programs. The current Round 2021 contracts expire on December 31, 2023 and CMS has not announced a new round of competitive bidding. Historically, CMS announces new rounds of competitive bidding and starts the process approximately 18 months prior to the contract start date.

The below table highlights summary financial and operational metrics for the trailing eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Financial Information:
Revenue	$37,508	$35,759	$33,310	$32,255	$31,962	$29,285	$27,399	$28,416
Gross Profit	22,896	21,651	20,390	19,743	19,662	18,381	17,625	17,742
Gross Profit %	61%	61%	61%	61%	62%	63%	64%	62%
Net Income	2,438	1,055	967	1,762	4,087	1,789	1,566	1,684
Cash and Cash Equivalents (As of)	16,914	21,478	21,922	29,248	28,408	26,867	31,151	31,097
Total Assets (As of)	117,043	119,419	115,904	119,007	117,962	115,486	111,014	113,001
Adjusted EBITDA(1)	9,306	6,982	6,458	7,273	9,549	7,419	6,847	5,468
Operational Information:
Vent Patients(2)	9,306	9,127	8,837	8,434	8,405	8,200	8,103	7,733
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.
Critical Accounting Estimates

We are required to disclose “critical accounting estimates” which are estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and that have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.

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

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for doubtful accounts in future periods. Our allowance for doubtful accounts was $8.5 million and $7.0 million as of December 31, 2022 and 2021, respectively.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021:

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
Revenue	$138,832	100.0%	$117,062	100.0%	$21,770	18.6%
Cost of revenue	54,152	39.0%	43,652	37.3%	10,500	24.1%
Gross profit	84,680	61.0%	73,410	62.7%	11,270	15.4%
Selling, general and administrative	68,161	49.1%	54,893	46.9%	13,268	24.2%
Research and development	2,696	1.9%	2,110	1.8%	586	27.8%
Stock-based compensation	5,202	3.7%	5,150	4.4%	52	1.0%
Depreciation	1,012	0.7%	851	0.7%	161	18.9%
Loss on disposal of property and equipment	346	0.2%	448	0.4%	(102)	NM
Other expense (income)	(989)	(0.7)%	(1,622)	(1.4)%	633	(39.0)%
Income from operations	8,252	5.9%	11,580	9.9%	(3,328)	(28.7)%
Non-operating income and expenses
Income from equity method investments	935	0.7%	1,241	1.1%	(306)	(24.7)%
Interest expense, net	(197)	(0.1)%	(318)	(0.3)%	121	(38.1)%
Net income before taxes	8,990	6.5%	12,503	10.7%	(3,513)	(28.1)%
Provision for income taxes	2,768	2.0%	3,377	2.9%	(609)	NM
Net income	$6,222	4.5%	$9,126	7.8%	$(2,904)	(31.8)%

Page	31

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021

Revenue

The following table summarizes our revenue for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$92,710	66.8%	$83,849	71.6%	$8,861	10.6%
Other home medical equipment rentals	21,446	15.4%	13,843	11.8%	7,603	54.9%
Net revenue from sales and services
Equipment and supply sales	13,927	10.0%	8,765	7.5%	5,162	58.9%
COVID-19 response sales and services	2,278	1.6%	8,558	7.3%	(6,280)	(73.4)%
Service revenues	8,471	6.1%	2,047	1.7%	6,424	313.8%
Total net revenue	$138,832	100.0%	$117,062	100.0%	$21,770	18.6%

For the year ended December 31, 2022, revenue totaled $138.8 million, an increase of $21.8 million (or 18.6%) from the comparable period in 2021.

Excluding COVID-19 response sales and services, net revenue increased $28.1 million (or 25.9%) from the comparable period in 2021. Ventilator rental revenue increased $8.9 million (or 10.6%) due to our organic growth in active ventilator patient base sustained throughout the year. In addition to the ventilator rental revenue growth, rental revenue from other HME grew $7.6 million (or 54.9%) which primarily consisted of product revenue from continued national expansion of PAP, oxygen therapy, and percussion vest activities. Equipment and supply sales have increased by $5.2 million (or 58.9%) year over year and are primarily driven by growth associated with PAP resupply and other sleep offerings. The increase in service revenue is primarily due to the addition of our healthcare staffing offerings. While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales and services, as well as our healthcare staffing offerings, is contributing significantly to the diversity of our overall revenue mix.

For the year ended December 31, 2022, net revenue for COVID-19 response sales and services totaled $2.3 million, compared to $8.6 million during the year ended December 31, 2021. Current period COVID-19 response sales and services consist primarily of contact and vaccination tracing services. The magnitude and persistence of future COVID-19 response sales and services revenue remains uncertain and is dependent on the intensity and length of the COVID-19 pandemic and the demand for ongoing services from primarily governmental customers.

Cost of Revenue and Gross Profit

For the year ended December 31, 2022, cost of revenue totaled $54.2 million, an increase of $10.5 million (or 24.1%) from the comparable period in 2021. Gross profit percentage decreased from approximately 62.7% to approximately 61.0% from the year ended December 31, 2021 to year ended December 31, 2022, respectively. The decrease in gross profit percentage is due to migration of the revenue mix associated with product and service diversification. As inflationary cost pressures subside and inflation adjusted reimbursements increase in upcoming periods, gross profit percentage for our normal operations is expected to increase, offset by some decreases associated with product and service diversification.

Selling, General and Administrative Expense

For the year ended December 31, 2022, selling, general and administrative expenses totaled $68.2 million, an increase of $13.3 million (or 24.2%) from the comparable period in 2021. Excluding COVID-19 related revenues, selling, general and administrative expenses as a percentage of revenue decreased to 49.9% for the year ended December 31, 2022 compared to 50.6% for the year ended December 31, 2021.

The increase in overall selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses related to the overall growth of the Company. Employee compensation expenses increased $10.4 million (or 38%) as a result of the increases in our employee headcount, volume based sales commissions and market based individual compensation rates associated with inflation. Our full time employee count increased by 19% from 627 on December 31, 2021 to 743 on December 31, 2022. The remaining increase in selling, general, and administrative expense over the prior year period is largely due to an increase in auto and travel related expenses associated with increases in travel and in-person activities combined with increasing costs for fuel. We expect that selling, general and administrative expenses will decline as a percentage of

Page	32

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
revenue in 2023 as costs stabilize relative to revenue growth.

Research and Development Costs

For the year ended December 31, 2022, research and development costs totaled $2.7 million, an increase of $0.6 million (or 27.8%) from the comparable period in 2021. As we continue to invest in research and development related projects to support our technology initiatives, we expect that the associated costs will remain consistent in 2023 relative to 2022 costs.

Other Expense (Income)

The decrease of $0.6 million in other income was driven by reductions in current year state and federal government grants. During the year ended December 31, 2021, the Company received and recognized a targeted distribution payment of $1.5 million from the Provider Relief Fund. The Company received a general distribution payment of $0.4 million in 2022. Payments from the Provider Relief Fund are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic as described in detail above.

Stock-Based Compensation

For the year ended December 31, 2022, stock-based compensation totaled $5.2 million, an increase of $0.1 million (or 1.0%) from the comparable period in 2021. This increase is attributed to the expense of additional stock-based awards during 2022. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Revenue growth has historically exceeded the growth in stock based compensation and stock-based compensation as a percentage of revenue is expected to continue to decline.

Interest Expense, Net

For the year ended December 31, 2022, net interest expense totaled $0.2 million, a decrease of $0.1 million from the comparable period in 2021.

Provision (Benefit) for Income Taxes

For the year ended December 31, 2022, the provision for income taxes was a $2.8 million expense, compared to a $3.4 million expense during the 2021 period. Excluding the effect of discrete items, our annual estimated effective tax rate for 2022 is 30.6%.

Net Income

For the year ended December 31, 2022, net income was $6.2 million, a decrease of $2.9 million (or 31.8%) from the comparable period in 2021. Net income as a percentage of net revenue decreased from 7.8% for the year ended December 31, 2021 to 4.5% for the year ended December 31, 2022, primarily driven by a decrease in higher margin COVID-19 response sales and an increase to selling, general, and administrative expenses associated with inflationary pressures, as described above.

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
December 31, 2022 and 2021
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

The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net Income	$2,438	$1,055	$967	$1,762	$4,087	$1,789	$1,566	$1,684
Add back:
Depreciation	4,373	4,120	3,740	3,397	3,120	2,867	2,716	2,609
Interest expense	32	42	59	64	69	75	83	91
Stock-based compensation	1,317	1,309	1,271	1,305	1,305	1,302	1,236	1,307
Income tax expense (benefit)	1,146	456	421	745	968	1,386	1,246	(223)
Adjusted EBITDA	$9,306	$6,982	$6,458	$7,273	$9,549	$7,419	$6,847	$5,468

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2022 was $16.9 million, compared to $28.4 million at December 31, 2021. The primary non-recurring uses of excess cash during the period were associated with the 2022 Share Repurchase Program and the repayment of debt. Based on our current plan of operations, we believe this amount, when combined with expected cash flows from operations and amounts available under our existing commercial credit facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company utilizes short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. In addition, our existing commercial credit facilities were fully undrawn as of December 31, 2022.

Page	34

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
Net Cash provided by (used in):
Operating activities	$27,748	$22,494
Investing activities	(23,976)	(19,746)
Financing activities	(15,266)	(5,321)
Net decrease in cash and cash equivalents	$(11,494)	$(2,573)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2022 was $27.7 million, resulting from net income of $6.2 million, increased by non-cash net income adjustments of $30.6 million, a change in net operating liabilities of $3.1 million, and $1.1 million of distributions from equity method investments, and decreased by a change in net operating assets of $13.2 million. The non-cash net income adjustments primarily consisted of $10.0 million of provision for uncollectible accounts, $15.6 million of depreciation, $5.2 million of stock-based compensation, and $0.9 million of income from equity investments. The primary changes in operating assets and liabilities were an increase in gross accounts receivable of $12.6 million, an increase in prepaid expenses and other assets of $2.8 million, a net increase in income taxes payable of $1.9 million, and a decrease in accrued liabilities of $2.5 million. Included in our operating cash flows for the period is the receipt of $0.4 million in Provider Relief Funds.

Net cash provided by operating activities during the year ended December 31, 2021 was $22.5 million, resulting from net income of $9.1 million, non-cash net income adjustments of $26.9 million and an increase in net operating liabilities of $5.8 million, which was partially offset by an increase in net operating assets of $7.8 million. The non-cash net income adjustments primarily consisted of $6.9 million in change of allowance for doubtful accounts, $11.3 million of depreciation, $3.9 million in change in deferred tax asset, $5.2 million of stock-based compensation, and $1.2 million of income from equity investments. The primary changes in operating assets were an increase in gross accounts receivable of $7.3 million, a net increase in income taxes receivable/(payable) of $2.2 million, and a decrease in accrued liabilities of $4.0 million. Included in operating cash flows for the period is the receipt of $1.5 million in Provider Relief Funds.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2022 was $24.0 million, consisting of $22.9 million of purchases of property and equipment, $2.0 million in debt investments, and $0.1 million in equity investments, partially offset by $1.1 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment during the year ended December 31, 2022 were primarily related to medical equipment rented to our patients. Cash purchases of property and equipment represents a $3.2 million, or 32.0%, increase year over year.

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

Net Cash Used in Financing Activities

Net cash used in financing activities during the year ended December 31, 2022 was $15.3 million, consisting of 1,794,163 repurchased and canceled common shares at a cost of $9.6 million pursuant to the share repurchase program authorized by the Board of Directors on March 7, 2022 (the "2022 Share Repurchase Program"), $1.3 million in principal payments on the term note under the prior Commercial Business Loan Agreement with Hancock Whitney Bank (the “Term Note”), and $4.5 million in principal payments on the building term note under the prior Commercial Business Loan Agreement with Hancock Whitney Bank (the "Building Term Note"), and $0.1 million for shares repurchased and canceled for tax withholding in connection with RSUs vested in the period, partially offset by $0.3 million proceeds from the exercise of stock options.

Net cash used in financing activities during the year ended December 31, 2021 was $5.3 million, consisting of $1.7 million in principal payments on the Term Note, $0.2 million in principal payments on the Building Term Note, and $2.2 million in repayments of finance lease liabilities, partially offset by $0.1 million proceeds from the exercise of stock options.

Page	35

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
Senior Credit Facilities

On November 29, 2022, the Company refinanced its existing borrowings under the prior Commercial Business Loan Agreement with Hancock Whitney Bank and entered into a new credit agreement (the "2022 Senior Credit Facilities") with the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent that provides for an up to $30 million revolving credit facility (the "2022 Revolving Credit Facility") and an up to $30 million delayed draw term loan facility (the "2022 Term Loan Facility"), both maturing in November 2027.

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. At December 31, 2022, there were no borrowings outstanding under the 2022 Senior Credit Facilities.

The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%.

The 2022 Senior Credit Facilities require the Company to comply with certain affirmative, as well as certain negative covenants that, among other things, will restrict, subject to certain exceptions, the ability of the Company to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations and pay dividends and other restricted payments. The 2022 Senior Credit Facilities also include certain financial covenants, which generally include, but are not limited to the following:

•Consolidated Total Leverage Ratio (defined generally as total indebtedness to adjusted EBITDA) of not greater than (i) for any fiscal quarter ending during the period from the closing date to and including December 31, 2024, 2.75 to 1.0 and (ii) for any fiscal quarter ending on and after March 31, 2025, 2.50 to 1.0, subject to certain adjustments following a material acquisition.

•Consolidated Fixed Charge Coverage Ratio (defined generally as (a) adjusted EBITDA minus capital expenditures minus cash taxes to (b) the sum of scheduled principal payments plus cash interest expense plus restricted payments) of not less than 1.25:1.0.

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at December 31, 2022.

Sources of Funds

Cash provided by operating activities during the year ended December 31, 2022 was $27.7 million compared to $22.5 million during the year ended December 31, 2021.

As of December 31, 2022, the Company had cash and cash equivalents of $16.9 million.

Use of Funds

Our principal uses of cash are funding our new rental assets and other capital purchases, operations, and other working capital requirements. The following table presents our material contractual obligations and commitments to make future payments as of December 31, 2022:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$—	$—
Lease Obligations	520	209
Total	$520	$209

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after December 31, 2022. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

Page	36

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $1.1 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

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
December 31, 2022 and 2021
Item 8. Financial Statements and Supplementary Data

Page	F-1

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Viemed Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viemed Healthcare, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

New Orleans, Louisiana

March 2, 2023

Page	F-2

VIEMED HEALTHCARE, INC. CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)

	Note	At December 31, 2022	At December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	2	$16,914	$28,408
Accounts receivable, net of allowance for doubtful accounts of $8,483 and $7,031 at December 31, 2022 and December 31, 2021, respectively	2	15,379	12,823
Inventory, net of inventory reserve of $— and $1,418 at December 31, 2022 and December 31, 2021, respectively	2	3,574	2,457
Income tax receivable		26	1,893
Prepaid expenses and other assets	2	3,849	1,729
Total current assets		$39,742	$47,310
Long-term assets
Property and equipment, net	3	68,437	62,846
Equity investments	2	2,155	2,157
Debt investment	2	2,000	—
Deferred tax asset	10	3,119	4,787
Other long-term assets	8	1,590	862
Total long-term assets		$77,301	$70,652

TOTAL ASSETS		$117,043	$117,962

LIABILITIES
Current liabilities
Trade payables		$2,650	$3,239
Deferred revenue		4,624	3,753
Accrued liabilities	4	11,092	8,875
Current portion of lease liabilities	5	495	464
Current portion of long-term debt	5	—	1,480
Total current liabilities		$18,861	$17,811
Long-term liabilities
Accrued liabilities	7	889	757
Long-term lease liabilities	5	199	268
Long-term debt	5	—	4,306
Total long-term liabilities		$1,088	$5,331
TOTAL LIABILITIES		$19,949	$23,142

Commitments and Contingencies		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,049,739 and 39,640,388 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	7	15,123	14,014
Additional paid-in capital		12,125	7,749
Accumulated other comprehensive loss		—	(278)
Retained earnings		69,846	73,335
TOTAL SHAREHOLDERS' EQUITY		$97,094	$94,820

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$117,043	$117,962

See accompanying notes to the consolidated financial statements
Page	F-3

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

		Year Ended December 31,
	Note	2022	2021
Revenue	2	$138,832	$117,062

Cost of revenue		54,152	43,652

Gross profit		$84,680	$73,410

Operating expenses
Selling, general and administrative		68,161	54,893
Research and development		2,696	2,110
Stock-based compensation	7	5,202	5,150
Depreciation		1,012	851
Loss on disposal of property and equipment		346	448
Other expense (income)	9	(989)	(1,622)
Income from operations		$8,252	$11,580

Non-operating income and expenses
Income from equity method investments		935	1,241
Interest expense, net of interest income	5	(197)	(318)

Net income before taxes		8,990	12,503
Provision for income taxes	10	2,768	3,377

Net income		$6,222	$9,126

Other comprehensive income
Change in unrealized gain/loss on derivative instruments, net of tax		278	173
Other comprehensive income		$278	$173

Comprehensive income		$6,500	$9,299

Net income per share
Basic	11	$0.16	$0.23
Diluted	11	$0.16	$0.22

Weighted average number of common shares outstanding:
Basic	11	38,655,403	39,491,117
Diluted	11	39,807,434	40,680,947

See accompanying notes to the consolidated financial statements
Page	F-4

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2020	39,185,182	$9,181	$7,320	$(451)	$65,643	$81,693

Stock-based compensation - options	—	—	4,197	—	—	4,197
Stock-based compensation - restricted stock	—	—	953	—	—	953
Exercise of options	27,597	112	—	—	—	112
Shares issued for vesting of restricted stock units	608,929	4,721	(4,721)	—	—	—
Shares redeemed to pay income tax	(181,320)	—	—	—	(1,434)	(1,434)
Change in accumulated other comprehensive loss, net of tax	—	—	—	173	—	173
Net income	—	—	—	—	9,126	9,126
Shareholders' equity, December 31, 2021	39,640,388	14,014	7,749	(278)	73,335	94,820
Stock-based compensation - options	—	—	3,094	—	—	3,094
Stock-based compensation - restricted stock	—	—	2,108	—	—	2,108
Exercise of options	82,822	283	—	—	—	283
Shares issued for vesting of restricted stock units	148,404	826	(826)	—	—	—
Shares redeemed to pay income tax	(27,712)	—	—	—	(143)	(143)
Shares repurchased under the share repurchase program	(1,794,163)				(9,568)	(9,568)
Change in accumulated other comprehensive loss, net of tax	—	—	—	278	—	278
Net income	—	—	—	—	6,222	6,222
Shareholders' equity, December 31, 2022	38,049,739	$15,123	$12,125	$—	$69,846	$97,094

See accompanying notes to the consolidated financial statements
Page	F-5

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars)

		Year Ended December 31,
	Note	2022	2021
Cash flows from operating activities
Net income		$6,222	$9,126
Adjustments for:
Depreciation		15,630	11,312
Provision for uncollectible accounts	2	10,011	6,895
Change in inventory reserve		(1,418)	65
Share-based compensation expense	7	5,202	5,150
Distributions of earnings received from equity method investments		1,079	416
Income from equity method investments		(935)	(1,241)
Loss on disposal of property and equipment		346	448
Deferred income tax expense		1,746	3,884
Net change in working capital
Increase in accounts receivable		(12,567)	(7,345)
Decrease (increase) in inventory		301	(212)
Increase in prepaid expenses and other assets		(2,838)	(226)
(Decrease) increase in trade payables		(318)	133
Increase in deferred revenue		871	344
Increase (decrease) in accrued liabilities		2,549	(4,022)
Change in income tax payable/receivable		1,867	(2,233)
Net cash provided by operating activities		$27,748	$22,494

Cash flows from investing activities
Purchase of property and equipment		(22,898)	(19,743)
Investment in equity investments	2	(141)	(599)
Investment in debt security	2	(2,000)	—
Proceeds from sale of property and equipment	3	1,063	596
Net cash used in investing activities		$(23,976)	$(19,746)

Cash flows from financing activities
Proceeds from exercise of options	7	283	112
Principal payments on notes payable	5	(4,475)	(152)
Principal payments on term note	5	(1,321)	(1,683)
Shares redeemed to pay income tax	7	(143)	(1,434)
Shares repurchased under the share repurchase program		(9,568)	—
Repayments of lease liabilities		(42)	(2,164)
Net cash used in financing activities		$(15,266)	$(5,321)

Net decrease in cash and cash equivalents		(11,494)	(2,573)
Cash and cash equivalents at beginning of year		28,408	30,981
Cash and cash equivalents at end of period		$16,914	$28,408

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$231	$351
Cash (received) paid during the period for income taxes, net of refunds		$(846)	$1,768
Supplemental disclosures of non-cash transactions
Net non-cash changes to finance leases		$—	$48
Net non-cash changes to operating lease		$530	$712

See accompanying notes to the consolidated financial statements
Page	F-6

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
Notes to Consolidated Financial Statements

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of home medical equipment and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in all 50 states of the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

Based on the annual assessment performed on June 30, 2022, the Company met the re-entry thresholds to qualify as a "smaller reporting company" under Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, has elected to comply with certain reduced U.S. public company reporting requirements.

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

Segment Reporting

The Company’s chief operating decision-makers ("CODMs") are its Chief Executive Officer and Chief Operating Officer, who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the chief operating decision-makers, or anyone else, for any planning, strategy and key decision-making regarding operations. The corporate office is responsible for contract negotiation with vendors and payors, corporate compliance with healthcare laws and regulations, and revenue cycle management, among other corporate supporting functions. Accordingly, the Company has a single reportable segment and operating segment structure based on ASC 280, Segment Reporting.

Page	F-7

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with an original maturity of three months or less that are readily convertible to known amounts of cash that are subject to insignificant risk or change. At December 31, 2022 and 2021, the Company's cash was held primarily in checking and money market accounts. Cash and cash equivalents consist of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Cash	$5,910	$11,952
Money market accounts	11,004	16,456
Total cash and cash equivalents	$16,914	$28,408

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

For the year ended December 31, 2022, the Company's evaluation takes into consideration such factors as historical bad debt and billing modification experience, national and local economic trends and conditions, industry and regulatory conditions, other collection indicators and information about disaggregated receivables. The complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

The estimates and charge-offs for the allowance for doubtful accounts for each reporting period were as follows:

	December 31, 2022	December 31, 2021
Balance, beginning of year	$7,031	$9,013
Provision for uncollectible accounts	10,011	6,895
Amounts written off	(8,559)	(8,877)
Balance, end of period	$8,483	$7,031

Included in accounts receivable at December 31, 2022 are amounts due from Medicare and Medicaid representing 38% and 10%, respectively, and 48% combined, of total outstanding receivables. As of December 31, 2021, 44% of total outstanding receivables were amounts due from Medicare and Medicaid.

Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Medicare revenues	47%	55%
Medicaid revenues	9%	9%
Total Medicare and Medicaid revenues	56%	64%

Inventory

Inventory represents non-serialized supplies that consist of equipment parts, consumables, and associated product supplies and is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. Obsolete and unserviceable inventories are valued at estimated net realizable value. Inventory is presented net of a reserve balance of nil and $1,418,000 at December 31, 2022 and 2021, respectively, that relates to COVID-19 response supplies. During the year ended

Page	F-8

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
December 31, 2022, these supplies were determined to be unavailable for sale due to expiration. Accordingly, the previously established inventory reserves were eliminated upon disposal.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets includes amounts due from Medicare Administrative Contractors ("MACs") as a result of successful appeals and prepaid expenses such as insurance and rent.

Equity Investments

Equity investments on the Consolidated Balance Sheets are comprised of an investment accounted for under the equity method and equity investments without readily determinable fair values accounted for under the measurement alternative described in ASC 321-10-35-2.

The following table details the Company’s equity investments:

	December 31, 2022	December 31, 2021
Equity method investments	$816	$959
Other equity investments	1,339	1,198
Balance, end of period	$2,155	$2,157
The Company's equity method investments include a 49% equity interest in Solvet Services, LLC, an entity which provides health care support services to state and federal governments. Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Consolidated Statements of Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of December 31, 2022 that would impair the carrying value of equity method investments.

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

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of December 31, 2022 on its investments in equity securities without a readily determinable fair value.

Debt Investment

The Company's debt investment is a variable rate secured convertible note issued by Healthcare DX, Inc. (d/b/a ModoHealth) on December 21, 2022, classified as an available-for-sale debt instrument. Accrued interest is due upon the 18 month maturity of the note and is included in the amortized cost basis at each reporting period. At each financial statement date until a conversion event, the debt instrument is required to be remeasured at fair value. Changes in unrealized gains and losses are included in accumulated other comprehensive income, net of tax effect, until realized.

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

As a result of the “backward tracing” prohibition in ASC 740, certain previously measured unrealized gains or losses have resulted in the existence of "dangling" amounts within other comprehensive income. The Company has elected the individual security approach to the release of these effects. Under the individual security approach, dangling amounts are tracked on a security-by-security basis and cleared out of the other comprehensive income balance upon sale of each individual security. During the year ended December 31, 2022, the underlying securities associated with a dangling balance were settled and the associated balances were recognized as a current tax expense.

Revenue Recognition

Revenue from a customer consists of sales and rentals of home medical equipment and medical services. Patient revenues are billed to and collections received from Medicare, Medicaid, third-party insurers, co-insurance and patient-pay. Patient revenue is recognized net of contractual adjustments and bad debt based on contractual arrangements with third-party payors, an evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services and reimbursement rates paid by government-sponsored healthcare programs and insurance companies for such services.

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

The Company considers performance obligations for sales and rentals to be met when the customer receives the equipment, and revenue for rentals is recognized over time, over the respective rental period. For revenue associated with HME rentals, the Company recognizes revenue in accordance with FASB ASC 842, “Leases,” (Topic 842). For any HME sales and services, the Company recognizes revenue under FASB ASU 2014-09, “Revenue from Contracts with Customers,” (Topic 606) and related amendments.

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
December 31, 2022 and 2021
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

The revenues from each major source are summarized in the following table:

	Year Ended December 31,
	2022	2021
Revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$92,710	$83,849
Other durable medical equipment rentals	21,446	13,843
Revenue from sales and services under Topic 606
Equipment and supply sales	13,927	8,765
COVID-19 response sales and services	2,278	8,558
Service revenues	8,471	2,047
Total revenues	$138,832	$117,062

Revenue Accounting under Topic 842

The Company leases HME such as non-invasive and invasive ventilators, PAP machines, percussion vests, oxygen concentrator units and other small respiratory equipment to customers for a fixed monthly amount on a month-to-month basis. The customer generally has the right to cancel the lease at any time during the rental period. The Company considers these rentals to be operating leases.

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

Revenue Accounting under Topic 606

The Company sells HME, replacement parts and supplies to customers and recognizes revenue based on contractual payment rates as determined by the payors at the point in time where control of the good or service is transferred through delivery to the customer. The customer and, if applicable, the payors are generally charged at the time that the product is sold. For sales of equipment previously placed in service, proceeds associated with these sales are recorded to gain (loss) on disposal of property and equipment.

The Company also provides sleep study services to customers and recognizes revenue when the sleep study results are complete, satisfying the performance obligation. In response to the COVID-19 pandemic, the Company began offering contact tracing services, which revenues are recognized in the period in which the service has been provided. The transaction price on equipment sales, sleep studies, and contact tracing is the amount that the Company expects to receive in exchange for the goods and services provided. Due to the nature of the HME business, gross charges are retail charges and generally do not reflect what the Company is ultimately paid. As such, the transaction price is constrained for the difference between the gross charge and what is estimated to be collected from payors and from patients. The transaction price therefore is predominantly based on contractual payment rates as determined by the payors. The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

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
December 31, 2022 and 2021

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

Returns and refunds are not accepted on equipment sales, sleep study services, staffing services, or contact tracing services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of December 31, 2022 or 2021.

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

Interest Rate Swaps

The Company utilized an interest rate swap contract to reduce exposure to fluctuations in variable interest rates for future interest payments on the 2019 Term Note (as defined below).

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

The Company recognized any differences between the variable interest rate payments and the fixed interest rate settlements from its swap counterparty as an adjustment to interest expense over the life of the swap. If determined to be an effective cash flow hedge, the Company will record the changes in the estimated fair value of the swaps to accumulated other comprehensive income or loss on the Consolidated Balance Sheets. To the extent that interest rate swaps are determined to be ineffective, the Company would recognize the changes in the estimated fair value of swaps in interest and other non-operating expenses, net in its Consolidated Statements of Income.

During the year ended December 31, 2022, the Company settled its interest rate swap in connection with the refinancing of its credit facilities and recognized the realized gain of $0.2 million in Other Income.

Page	F-12

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
Income Taxes

The Company is subject to income taxes in numerous U.S. jurisdictions. Significant judgment is required in determining the provision for income taxes. The Company’s income tax provisions reflect management’s interpretation of country and state tax laws. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business and may remain uncertain for several years after their occurrence. The Company recognizes assets and liabilities for taxation when it is probable that the Company will receive refunds or pay taxes to the relevant tax authority. Where the final determination of tax assets and liabilities is different from the amounts that were initially recorded, such differences will impact the current and deferred income taxes provision in the period in which such determination is made. Changes in tax law or changes in the way tax law is interpreted may also impact the Company’s effective tax rate as well as its business and operations.

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

Impairment of Long-Lived Assets

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the years ended December 31, 2022 and 2021.

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

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
On January 1, 2021, the Company adopted Accounting Standards Update (ASU) No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. The adoption of this new standard did not have a material impact on our consolidated financial statements.

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. While the adoption of ASC 326 could result in a higher allowance for credit losses on receivables within the scope of the standard due to the prescribed measurement principles, the Company does not expect the impact of the adoption on the consolidated financials statements to be material.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. The standard became effective for annual periods beginning after December 15, 2021 and the Company has satisfied the disclosure related requirements in the footnotes of these consolidated financial statements for the year ended December 31, 2022.

Recently Issued Accounting Pronouncements

The Company is an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of all accounting standards until those standards would otherwise apply to private companies. The Company has elected to utilize this exemption and, as a result, the consolidated financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. To date, however, the Company has not delayed the adoption of any accounting standards except as noted below. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. During the year ended December 31, 2022, the Company terminated its 2019 Term Note (as defined below) that references LIBOR in connection with the refinancing of its credit facilities. Accordingly, the Company no longer expects to be impacted by the pronouncement.

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
December 31, 2022 and 2021
3.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	December 31, 2022	December 31, 2021
Medical equipment	$93,893	$76,864
Furniture and equipment	2,792	2,521
Land	2,566	2,566
Buildings	7,737	7,682
Leasehold improvements	296	296
Vehicles	1,052	972
Less: Accumulated depreciation	(39,899)	(28,055)
Property and equipment, net of accumulated depreciation and amortization	$68,437	$62,846

Depreciation in the amount of $14,619,000 and $10,461,000 is included in cost of revenue for the years ended December 31, 2022 and 2021, respectively. At December 31, 2021, cost and accumulated depreciation on equipment acquired under finance lease obligations was $47,000 and $5,000, respectively. At December 31, 2022, there were no outstanding finance lease obligations. Medical equipment purchases with a cost of $738,000 and $1,010,000 were included in accounts payable at December 31, 2022 and 2021, respectively.

4.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	December 31, 2022	December 31, 2021
Accrued trade payables	$2,254	$2,011
Accrued commissions payable	608	452
Accrued bonuses payable	3,708	3,405
Accrued vacation and payroll	1,484	1,226
Current portion of phantom share liability	1,704	1,118
Accrued other liabilities	1,334	663
Total accrued liabilities	$11,092	$8,875

5.     Debt and Lease Liabilities

2018 Senior Credit Facility

On February 20, 2018, the Company entered a Commercial Business Loan Agreement (the "2018 Senior Credit Facility") that provided for Term Loans and Lines of Credit with Hancock Whitney Bank. Until November 29, 2022, the Company maintained a line of credit in the amount of $30.0 million under the 2018 Senior Credit Facility. There were no borrowings against this line of credit during the years ended December 31, 2022 or 2021. On May 30, 2019, the Company entered into a term note (“Building Term Note”) under the 2018 Senior Credit Facility in the principal amount of $4.8 million. The proceeds of the Building Term Note were used to purchase the Company's corporate headquarters. In connection with the Building Term Note, the Company entered into an interest rate swap transaction ("Interest Rate Swap Transaction") with Hancock Whitney Bank effectively fixing the interest rate for the Building Term Note at 4.68%. On September 19, 2019, the Company entered into an additional loan agreement providing for a term note (the “2019 Term Note") under the 2018 Senior Credit Facility in the principal amount of $5.0 million and bearing an annual interest rate of 4.60%. The proceeds of the 2019 Term Note were utilized for general corporate purposes. The 2019 Term Note matured on September 19, 2022 at which time the entire unpaid balance of principal and interest was repaid in full. In connection with the entry in to the 2022 Senior Credit Facilities on November 29, 2022, the Company retired the 2018 Senior Credit Facility, and repaid all outstanding interest and principal in full.

Page	F-15

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
2022 Senior Credit Facilities

On November 29, 2022, the Company refinanced its existing borrowings under the 2018 Senior Credit Facility and entered into a new credit agreement (the "2022 Senior Credit Facilities") with the lenders from time to time party thereto, and Regions Bank, as administrative agent (the "Administrative Agent") and collateral agent, that provides for an up to $30 million revolving credit facility (the "2022 Revolving Credit Facility") and an up to $30 million delayed draw term loan (the "2022 Term Loan Facility"), both maturing in November 2027.

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. At December 31, 2022, there were no borrowings outstanding under the 2022 Senior Credit Facilities.

The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%.

The 2022 Senior Credit Facilities require the Company to comply with certain affirmative, as well as certain negative covenants that, among other things, will restrict, subject to certain exceptions, the ability of the Company to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations and pay dividends and other restricted payments. The 2022 Senior Credit Facilities also include certain financial covenants, which generally include, but are not limited to the following:

•Consolidated Total Leverage Ratio (defined generally as total indebtedness to adjusted EBITDA) of not greater than (i) for any fiscal quarter ending during the period from the Closing Date to and including December 31, 2024, 2.75 to 1.0 and (ii) for any fiscal quarter ending on and after March 31, 2025, 2.50 to 1.0, subject to certain adjustments following a material acquisition.

•Consolidated Fixed Charge Coverage Ratio (defined generally as (a) adjusted EBITDA minus capital expenditures minus cash taxes to (b) the sum of scheduled principal payments plus cash interest expense plus restricted payments) of not less than 1.25:1.0.

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at December 31, 2022.

The 2022 Senior Credit Facilities includes provisions permitting the Company from time to time to, subject to certain terms and conditions, increase the aggregate amount of commitments under the 2022 Revolving Credit Facility and/or establish one or more additional term loans under the 2022 Term Loan Facility, in each case, with additional commitments from existing lenders or new commitments from financial institutions acceptable to the Administrative Agent in its reasonable discretion; provided, that, (a) the aggregate principal amount of any increases in the 2022 Revolving Credit Facility, and (b) the aggregate principal amount of all additional term loans under the 2022 Term Loan Facility established after the closing date will not exceed $30 million.

Current and long-term balances associated with the Company's borrowings at each balance sheet date are as follows:

	December 31, 2022	December 31, 2021
Notes payable	$—	$5,786
Less:
Current portion of notes payable	—	(1,480)
Net long-term notes payable	$—	$4,306

Page	F-16

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
Leases

The Company has recognized finance lease liabilities for medical equipment and operating leases for land and buildings that have terms greater than twelve months, as follows:

	December 31, 2022	December 31, 2021
Lease liabilities	$694	$732
Less:
Current portion of lease liabilities	(495)	(464)
Net long-term lease liabilities	$199	$268

There are no finance lease liabilities associated with supplier finance program obligations at December 31, 2022.

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. These leases contain renewal options that the Company has not included as part of its assessment of the lease term as it is not reasonably certain that the Company will exercise these options. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At December 31, 2022, the weighted average lease term was approximately 1.68 years.

Future minimum principal and interest payments for operating lease liabilities required over the next five years as of December 31, 2022, as follows:

	Principal Payments	Interest Payments
2023	$495	$25
2024	126	8
2025	73	2
2026	—	—
2027	—	—
Thereafter	—	—
Total	$694	$35

Operating rental expenses for the years ended December 31, 2022 and 2021 amounted to $539,000 and $650,000, respectively. The related assets for operating lease liabilities have been included with property and equipment on the Consolidated Balance Sheets. Included within these operating lease liabilities are real property leases for real estate from a related party during the year ended December 31, 2021.

On August 1, 2015, the Company entered a ten-year triple net lease agreement for office and warehouse space with a company owned by the Company’s CEO, Casey Hoyt, and President, Michael Moore. Rental payments under these related party lease agreements were $20,000 per month, plus taxes, utilities and maintenance. Total rental payments for the use of these properties were $201,000 during the year ended December 31, 2021. The expense for these related party rents has been included within selling, general and administrative expenses. On October 1, 2021, the Company acquired the properties for $2.8 million following approval by the Board of Directors. The acquisition of these previously leased properties was funded by cash on hand and resulted in no incremental debt. At December 31, 2022 and 2021, these properties are recorded in property and equipment, net of related depreciation.

Page	F-17

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
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

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021:

	At December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$11,005	$—	$—	$11,005
Available for sale debt instrument	—	—	2,000	2,000
Total	$11,005	$—	$2,000	$13,005

	At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$16,456	$—	$—	$16,456
Interest rate swap	—	(200)	—	(200)
Total	$16,456	$(200)	$—	$16,256

Derivative Instruments and Hedging Activities

The Company recognizes its interest rate swaps as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The valuation of these derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. During the year ended December 31, 2022, the Company settled its interest rate swap in connection with the refinancing of its credit facilities and recognized the realized gain in Other Income.

Page	F-18

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
Available for Sale Debt Instrument

The fair value of the Company’s available for sale debt instrument approximates its amortized cost basis due to the short maturity and indexed interest rate terms. The fair value is classified within Level 3 in the fair value hierarchy as the Company evaluates adjustments using a combination of observable and unobservable inputs, such as operating results of the counterparty as well observable prices in transactions of debt and equity instruments of the issuing counterparty when available. As of December 31, 2022, the analysis resulted in no adjustments to the carrying value impacting unrealized gains or losses.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments and other equity investments. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. The Company's other equity investments are holdings in privately-held companies without a readily determinable market value. The Company remeasures equity securities without readily determinable fair value at fair value when an orderly transaction is identified for an identical or similar investment of the same issuer in accordance with the measurement alternative under Topic 820. ASU 2019-04 states that the measurement alternative is a nonrecurring fair value measurement. Accordingly, other equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because the Company estimates the value using a combination of observable and unobservable inputs, including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the holdings the Company owns.

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

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,049,739 and 39,640,388 shares were issued and outstanding as of December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, the Company repurchased and canceled 1,794,163 common shares at a cost of $9.6 million pursuant to the share repurchase program authorized by the Board of Directors on March 7, 2022 (the "2022 Share Repurchase Program"). The Company also acquired and cancelled 27,712 common shares at a cost of $0.1 million to satisfy employee income tax withholding associated with RSUs vesting during the year ended December 31, 2022. The Company’s retained earnings were reduced by the amount paid for the shares repurchased and cancelled.

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

Effective June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan"), and the Former Plan was frozen. No future awards will be made under the Former Plan, and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,211 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of December 31, 2022, the Company had outstanding issuances of options of 4,497,000 and RSUs of 629,000 under the Omnibus Plan.

Page	F-19

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
The following table summarizes stock-based compensation for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Stock-based compensation - options	$3,094	$4,197
Stock-based compensation - restricted stock units	2,108	953
Total	$5,202	$5,150

At December 31, 2022, there was approximately $1,616,905 of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted average period of 1.72 years. As of December 31, 2022, there was approximately $1,588,000 of total unrecognized pre-tax compensation expense related to outstanding time-based RSUs that is expected to be recognized over a weighted average period of 0.88 years.

Options

The following table summarizes stock option activity for the years ended December 31, 2022 and 2021:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2020	3,057	$4.37	7.9 years	$10,362
Issued	879	8.44
Exercised	(28)	3.87
Expired / Forfeited	(86)	8.32
Balance December 31, 2021	3,822	$5.22	7.4 years	$3,722
Issued	764	5.29
Exercised	(83)	3.55
Expired / Forfeited	(6)	5.21
Balance December 31, 2022	4,497	$5.26	6.9 years	$11,356
(1)For presentation purposes, stock options issued with a Canadian dollar denominated exercise price have been translated to USD based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

The aggregate intrinsic value of options outstanding was $11,356,000 and options exercisable were $9,020,000 at December 31, 2022. During the fiscal years ended December 31, 2022 and 2021, 82,822 and 27,597 shares of common stock were issued pursuant to the exercise of stock options, respectively.

At December 31, 2022, the Company had 2,841,000 exercisable stock options outstanding with a weighted average exercise price of $4.53 and a weighted average remaining contractual life of 6.1 years. At December 31, 2021, the Company had 1,906,000 exercisable stock options outstanding with a weighted average exercise price of $3.70 and a weighted average remaining contractual life of 6.6 years.

The fair value of the stock options has been charged to the Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, using the Black-Scholes option pricing model calculated using the following assumptions for issuances during the years ended December 31, 2022 and 2021:

	2022	2021
Exercise price	$5.21 - $6.34	$5.80 - $9.70
Risk-free interest rate	1.41% - 2.77%	0.60% - 1.54%
Expected volatility	57.6% - 58.0%	59.5% - 67.6%
Expected term (in years)	5.49 - 5.58	5.65 - 5.76
Expected dividend yield	Nil	Nil
Fair value on date of grant	$2.74 - $3.42	$3.35 - $5.57

Page	F-20

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
The risk-free interest rate is based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option.

Restricted Stock Units

The Company accounts for Restricted Stock Units ("RSU") using fair value. The fair value of the RSUs has been charged to the Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, based on the stock price on the date of grant. RSUs vest generally over a one or three-year period.

The following table summarizes restricted stock unit activity for the years ended December 31, 2022 and 2021:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2020	684	$3.04	0.22 years	$5,308
Issued	145	7.34
Vested	(609)	2.76
Expired / Forfeited	(14)	6.91
Balance December 31, 2021	206	$6.61	0.68 years	$1,074
Issued	581	5.44
Vested	(149)	6.27
Expired / Forfeited	(9)	6.45
Balance December 31, 2022	629	$5.62	0.88 years	$4,755
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on our closing stock price on the last trading day of the period.

During the year ended December 31, 2022, the Company issued 580,962 RSUs, with a vesting term of one to three years and a fair value between $5.21 and $6.34 per share. During the year ended December 31, 2021, the Company issued 144,700 RSUs, with a vesting term of one to three years and a fair value between $6.38 and $8.57 per share.

Phantom Share Units

The Company has a phantom share unit plan, which it uses for grants to directors, officers, and employees. Phantom share units granted under the plan are non-assignable and are settled in cash at vesting based on the fair value of the Company's common stock on the vesting date. Phantom share units vest annually over a three-year period.

Page	F-21

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
The following table summarizes phantom share unit activity for the years ended December 31, 2022 and 2021:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2020	985	$7,644
Issued	394	3,771
Vested	(656)	(6,282)
Expired / Forfeited	(150)	(783)
Balance December 31, 2021	573	2,991
Issued	256	1,320
Vested	(263)	(1,383)
Expired / Forfeited	(53)	(401)
Balance December 31, 2022	513	3,878
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s stock at that time; the value of issued share equivalents is based on the market price of the Company’s stock at issuance; the value of vested share equivalents is based on the cash paid at the time of vesting; and the values of expired/forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's stock at the end of the period. The market price of the Company's stock was $7.56 and $5.22 on December 31, 2022 and December 31, 2021, respectively.

The change in fair value of the phantom share units has been charged to the Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities.

The total liability associated with phantom share units at December 31, 2022 is $2,593,000, with $1,704,000 of this amount included in current accrued liabilities and the remaining portion of $889,000 included in long-term accrued liabilities. At December 31, 2021, the total liability associated with phantom share units was $1,676,000, with $1,118,000 of this amount included in current accrued liabilities and the remaining portion of $558,000 included in long-term accrued liabilities.

The impact associated with the fair value remeasurement of phantom share units is recorded in selling, general and administrative expenses within the Consolidated Statements of Income. The following table summarizes expense associated with the phantom share units for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Selling, general and administrative	$2,316	$2,614

The Company paid cash settlements of $1,383,000 and $6,282,000 during the years ended December 31, 2022 and 2021, respectively, pertaining to vestings of cash-settled phantom share units.

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
December 31, 2022 and 2021
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

The Company continues to believe that it has valid legal and equitable grounds to recover its outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. The Company has determined that a loss related to the Reconventional Demand is not probable, and thus has not accrued a liability related to this claim. Although a loss may be reasonably possible, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Reconventional Demand given that the dispute is in the early stages of the legal process. At December 31, 2022, outstanding funds in the amount of $0.9 million related to undelivered respiratory equipment are included within other long-term assets.

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

In May of 2021, a final report and recommendation (“Report”) was issued by the OIG regarding an audit by OIG of claims relating to 100 of the Company’s non-invasive ventilation at home (“NIVH”) patients. The OIG asserted that most of the sampled Medicare claims submitted for the monthly rental of non-invasive ventilators did not comply with Medicare requirements. The Company firmly believed that the Report ignored each patient’s diagnosis and supporting documentation of that diagnosis from treating and prescribing physicians and applied clinical guidelines that were contrary to CMS’s accepted standard of care. In late June of 2021, the Company received initial request letters from DME MACs referencing the Report and requesting repayment of purported overpayments. The Company responded to each initial request by submitting a rebuttal and by filing a redetermination appeal as prescribed by the initial request letters and by statute. In September 2021, the MACs informed the Company of unfavorable decisions with respect to the redetermination appeals. In November 2021, the Company filed Reconsideration Appeals with CMS's designated Qualified Independent Contractor ("QIC"). Based on its review, the QIC determined that approximately 77% of the claims it reviewed were medically necessary and properly payable under Medicare rules and regulations, overturning OIG’s and the MACs' initial recommendations and determinations. As a result of the QIC's reconsideration findings, reduced and recalculated principal overpayment requests totaling $1.1 million were issued by the MACs. In order to limit the assessment of interest during the appeals period, the Company remitted the associated funds to the MACs. In December 2022, an Administrative Law Judge overturned all of the remaining appealed claims and instructed the MACs to refund all funds previously remitted by the Company. Accordingly, the funds remitted to the MACs are recorded in Prepaid expenses and other assets at December 31, 2022 and were received in full subsequent to year end.

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $1.1 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

Page	F-23

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
9.     Other Income

CARES Act Funds Received

The Company received a general distribution payment from the Provider Relief Fund of $3.5 million in April 2020, a targeted distribution payment of $1.5 million in November 2021, and a general distribution payment of $0.4 million in January 2022. The HHS has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. There is no US GAAP guidance for for-profit health care entities that receive government grants that are not in the form of an income tax credit, revenue from a contract with a customer or a loan. As such, for-profit entities must determine the appropriate accounting treatment by analogy to other guidance such as International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, in IFRS. Under IAS 20, we determined that upon receipt of funds, we fully complied with the conditions attached to the grant. We recognized the distributions received from the Provider Relief Fund in the income statement in full during the period of receipt. To the extent that reporting requirements and terms and conditions are modified, it may affect the Company's ability to comply and may require the return of funds. We are not aware of any such modifications as of December 31, 2022.

10.     Income Taxes

Income taxes are computed in accordance with the provisions of ASC Topic 740, which requires, among other things, a balance sheet approach to calculating deferred income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in the years in which the differences are expected to reverse.

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

At December 31, 2022 and 2021, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2019.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Net income before income taxes	$8,990	$12,503
Statutory income tax rate	21.0%	21.0%
Computed provision for income taxes	1,888	2,626
State income tax expense	278	799
Permanent differences	435	694
Prior Year True Ups	150	(436)
Changes in valuation allowance for deferred tax assets	17	(306)
Provision for income taxes	$2,768	$3,377

Page	F-24

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
The significant components of the provision for income taxes for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Current taxes:
Federal	$614	$(428)
State	408	(79)
Total current taxes	1,022	(507)

Deferred taxes:
Federal	$1,660	$3,181
State	86	703
Total deferred taxes	1,746	3,884

Provision for income taxes	$2,768	$3,377

Deferred Income Taxes

Deferred income taxes are determined based on the temporary differences between the financial statement book basis and the tax basis of assets and liabilities using enacted tax rates in the years in which the differences are expected to reverse. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred income tax assets according to the provisions of FASB ASC 740, Income Taxes. In making this determination, management assesses all available evidence, both positive and negative, available at the balance sheet date. This includes, but is not limited to, recent earnings, internally prepared income projections, and historical financial performance.

Page	F-25

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses - US	$—	$508
State fixed asset and net operating losses	833	514
Goodwill	9,384	10,639
Allowance for doubtful accounts	2,200	1,828
Accrued compensation and other	1,071	970
Accrued phantom stock	672	434
Stock-based compensation	3,401	2,745
Capitalized costs	628	—
Lease liability	180	179
Charitable contributions	—	41
Other	—	52
UNICAP	13	381
Total deferred tax assets	$18,382	$18,291

Deferred tax liabilities:
Right-of-use asset	$(180)	$(179)
Property and equipment	(15,057)	(13,316)
Total deferred liabilities	$(15,237)	$(13,495)

Valuation allowance:
Net deferred tax asset before valuation allowance	$3,145	$4,796
Less: valuation allowance	(26)	(9)
Net deferred tax asset	$3,119	$4,787

Page	F-26

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Year Ended December 31,
	2022	2021
Numerator - basic and diluted:
Net income attributable to shareholders	$6,222	$9,126

Denominator:
Basic weighted average number of common shares	38,655,403	39,491,117
Diluted weighted average number of shares	39,807,434	40,680,947

Basic earnings per share	$0.16	$0.23
Diluted earnings per share	$0.16	$0.22

Denominator calculation from basic to diluted:
Basic weighted average number of common shares	38,655,403	39,491,117
Stock options and other dilutive securities	1,152,031	1,189,830
Diluted weighted average number of shares	39,807,434	40,680,947

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

12.     Subsequent Events

Repurchase and Cancellation of Vested Shares

In connection with the RSUs vested in January 2023, the Company repurchased 64,756 shares at fair value and used cash on hand to satisfy statutory tax withholding obligations. These shares were subsequently cancelled by the Company.

Page	F-27

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page	43

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Page	44

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
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

Additional information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 15. Exhibits and Financial Statement Schedules

a.Documents filed as part of this report.

1.Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•Report of Independent Registered Public Accounting Firm

•Balance Sheets as of December 31, 2022 and 2021

•Statements of Operations for the years ended December 31, 2022 and 2021

•Statements of Shareholders’ Equity for the years ended December 31, 2022 and 2021

•Statements of Cash Flows for the years ended December 31, 2022 and 2021

2.Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

3.Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-38973.

Page	45

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021

Exhibit Number	Exhibit Title

3.1	Notice of Articles of Business Corporation Act of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

3.2	Amended and Restated Business Corporation Act Articles of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.

*4.1	Description of Registrant's Securities.

10.1
Credit Agreement, dated November 29, 2022, among Viemed, Inc., as borrower, certain subsidiaries of Viemed, Inc., as guarantors, the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2022.

10.2
 Pledge and Security Agreement dated November 29, 2022, among Viemed, Inc., Home Sleep Delivered, L.L.C., Sleep Management, L.L.C., Viemed Clinical Services, LLC, and Viemed Healthcare Staffing LLC, as obligors, and Regions Bank, as collateral agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2022.

+10.3
Form of Indemnity Agreement between Viemed Healthcare, Inc. and its Directors and Executive Officers. Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.4	Amended and Restated Stock Option Plan of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.5
Amended and Restated Viemed Healthcare, Inc. Restricted Share Unit and Deferred Share Unit Plan. Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.6	Viemed Inc. Phantom Share Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.7	Form of Phantom Share Plan Award. Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.8	Viemed Inc. Annual Discretionary Cash Bonus Plan. Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

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

+10.11
Executive Employment Agreement dated effective June 3, 2019 by and between William T. Zehnder and Sleep Management, LLC. Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

+10.12	Viemed Healthcare, Inc. 2020 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2020.

Page	46

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021

+10.13	Form of Restricted Stock Units Agreement. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 3, 2021.

+10.14	Form of Award Agreement for Stock Option. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 3, 2021.

+10.15	Form of Restricted Stock Unit Award. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2021.

+10.16	Non-Employee Directors Deferred Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2021.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Page	47

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2022 and 2021
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: March 2, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Casey Hoyt	Chief Executive Officer and Director	March 2, 2023
Casey Hoyt	(Principal Executive Officer)

/s/ Trae Fitzgerald	Chief Financial Officer	March 2, 2023
Trae Fitzgerald	(Principal Financial Officer and Accounting Officer)

/s/ W. Todd Zehnder	Chief Operating Officer and Director	March 2, 2023
W. Todd Zehnder

/s/ Randy Dobbs	Chairman of the Board of Directors	March 2, 2023
Randy Dobbs

/s/ Dr. William Frazier	Director and Chief Medical Officer	March 2, 2023
Dr. William Frazier

/s/ Bruce Greenstein	Director	March 2, 2023
Bruce Greenstein

/s/ Sabrina Heltz	Director	March 2, 2023
Sabrina Heltz

/s/ Nitin Kaushal	Director	March 2, 2023
Nitin Kaushal

/s/ Timothy Smokoff	Director	March 2, 2023
Timothy Smokoff

Page	48