Form 10-Q
period 2023-03-31
VIEMED HEALTHCARE, INC.
filed 2023-05-08
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of April 27, 2023, there were 38,276,389 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
March 31, 2023 and 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At March 31, 2023	At December 31, 2022
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$23,544	$16,914
Accounts receivable, net of allowance for doubtful accounts of $11,040 and $8,483 at March 31, 2023 and December 31, 2022, respectively	2	16,320	15,379
Inventory	2	3,447	3,574
Income tax receivable		—	26
Prepaid expenses and other assets	2	3,394	3,849
Total current assets		$46,705	$39,742
Long-term assets
Property and equipment, net	3	68,438	68,437
Equity investments	2	1,994	2,155
Debt investment	2	2,057	2,000
Deferred tax asset	9	3,844	3,119
Other long-term assets	8	1,596	1,590
Total long-term assets		$77,929	$77,301
TOTAL ASSETS		$124,634	$117,043

LIABILITIES
Current liabilities
Trade payables		$4,262	$2,650
Deferred revenue		4,698	4,624
Income taxes payable		1,247	—
Accrued liabilities	4	12,817	11,092
Current portion of lease liabilities	5	397	495
Total current liabilities		$23,421	$18,861
Long-term liabilities
Accrued liabilities	7	1,010	889
Long-term lease liabilities	5	162	199
Total long-term liabilities		$1,172	$1,088
TOTAL LIABILITIES		$24,593	$19,949

Commitments and Contingencies	8	—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,276,389 and 38,049,739 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7	$17,096	$15,123
Additional paid-in capital		12,087	12,125
Retained earnings		70,858	69,846
TOTAL SHAREHOLDERS' EQUITY		$100,041	$97,094

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$124,634	$117,043

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended March 31,
	Note	2023	2022
Revenue	2	$39,556	$32,255

Cost of revenue		15,552	12,512

Gross profit		$24,004	$19,743

Operating expenses
Selling, general and administrative		19,762	15,776
Research and development		780	632
Stock-based compensation	7	1,391	1,305
Depreciation		240	237
Gain on disposal of property and equipment		(22)	(14)
Other (income) expense, net		(81)	(441)
Income from operations		$1,934	$2,248

Non-operating income and expenses
Income from equity method investments		(35)	(323)
Interest (income) expense, net	5	(49)	64

Net income before taxes		2,018	2,507
Provision for income taxes	9	501	745

Net income		$1,517	$1,762

Other comprehensive income
Change in unrealized gain/loss on derivative instruments, net of tax		—	163
Other comprehensive income		$—	$163

Comprehensive income		$1,517	$1,925

Net income per share
Basic	10	$0.04	$0.04
Diluted	10	$0.04	$0.04

Weighted average number of common shares outstanding:
Basic	10	38,156,777	39,621,741
Diluted	10	40,016,693	40,363,456

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2021	39,640,388	$14,014	$7,749	$(278)	$73,335	$94,820
Stock-based compensation - options	—	—	820	—	—	820
Stock-based compensation - restricted stock	—	—	485	—	—	485
Shares issued for vesting of restricted stock units	67,010	334	(334)	—	—	—
Shares redeemed to pay income tax	(23,742)	—	—	—	(119)	(119)
Shares repurchased under the share repurchase program	(389,878)	—	—	—	(1,887)	(1,887)
Change in accumulated other comprehensive loss, net of tax	—	—	—	163	—	163
Net income	—	—	—	—	1,762	1,762
Shareholders' equity, March 31, 2022	39,293,778	$14,348	$8,720	$(115)	$73,091	$96,044

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2022	38,049,739	$15,123	$12,125	$—	$69,846	$97,094
Stock-based compensation - options	—	—	348	—	—	348
Stock-based compensation - restricted stock	—	—	1,043	—	—	1,043
Exercise of options	108,370	544	—	—	—	544
Shares issued for vesting of restricted stock units	183,036	1,429	(1,429)	—	—	—
Shares redeemed to pay income tax	(64,756)	—	—	—	(505)	(505)
Net income	—	—	—	—	1,517	1,517
Shareholders' equity, March 31, 2023	38,276,389	$17,096	$12,087	$—	$70,858	$100,041

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Three Months Ended March 31,
	Note	2023	2022
Cash flows from operating activities
Net income		$1,517	$1,762
Adjustments for:
Depreciation		4,762	3,397
Provision for uncollectible accounts	2	4,131	3,445
Change in inventory reserve		—	(1,418)
Stock-based compensation expense	7	1,391	1,305
Distributions of earnings received from equity method investments		196	221
Income from equity method investments		(35)	(323)
Income from debt investment		(57)	—
Gain on disposal of property and equipment		(22)	(14)
Deferred income tax (benefit) expense		(725)	745
Net change in working capital
Increase in accounts receivable		(5,072)	(4,221)
Decrease in inventory		127	1,372
Decrease (increase) in prepaid expenses and other assets		449	(68)
Increase (decrease) in trade payables		641	(467)
Increase in deferred revenue		74	135
Increase in accrued liabilities		1,846	58
Change in income tax payable/receivable		1,273	1,217
Net cash provided by operating activities		$10,496	$7,146

Cash flows from investing activities
Purchase of property and equipment		(4,681)	(3,963)
Investment in equity investments		—	(100)
Proceeds from sale of property and equipment		776	256
Net cash used in investing activities		$(3,905)	$(3,807)

Cash flows from financing activities
Proceeds from exercise of options	7	544	—
Principal payments on notes payable	5	—	(39)
Principal payments on term note	5	—	(433)
Shares repurchased under the share repurchase program	7	—	(1,887)
Shares redeemed to pay income tax	7	(505)	(119)
Repayments of lease liabilities		—	(21)
Net cash provided by (used in) financing activities		$39	$(2,499)

Net increase in cash and cash equivalents		6,630	840
Cash and cash equivalents at beginning of year		16,914	28,408
Cash and cash equivalents at end of period		$23,544	$29,248

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$42	$66
Cash (received) paid during the period for income taxes, net of refunds		$(40)	$1,217

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2023 and 2022

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of home medical equipment ("HME") and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in all 50 states of the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

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

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements are unaudited, but reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. The Company's fiscal year ends on December 31. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto and the report of the Company's independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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
March 31, 2023 and 2022
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

For the three months ended March 31, 2023, our evaluation takes into consideration such factors as historical bad debt and billing modification experience, national and local economic trends and conditions, industry and regulatory conditions, other collection indicators and information about disaggregated receivables. The complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

The estimates and charge-offs for the allowance for doubtful accounts for each reporting period were as follows:

	March 31, 2023	March 31, 2022
Balance, beginning of year	$8,483	$7,031
Provision for uncollectible accounts	4,131	3,445
Amounts charged off	(1,574)	(1,992)
Balance, end of period	$11,040	$8,484

Included in accounts receivable at March 31, 2023 are amounts due from Medicare and Medicaid, representing 35% and 10%, respectively, and 45% combined, of total outstanding receivables. As of December 31, 2022, 48% of total outstanding receivables were amounts due from Medicare and Medicaid.

Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Medicare revenues	45%	49%
Medicaid revenues	9%	9%
Total Medicare and Medicaid revenues	54%	58%

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
March 31, 2023 and 2022

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

The following table details the Company’s equity investments:

	March 31, 2023	December 31, 2022
Equity method investments	$655	$816
Other equity investments	1,339	1,339
Balance, end of period	$1,994	$2,155

The Company's equity method investments include a 49% equity interest in Solvet Services, LLC, an entity which provides health care support services to state and federal governments. Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Condensed Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Condensed Consolidated Statements of Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of March 31, 2023 that would impair the carrying value of equity method investments.

Other equity investments include an equity interest in VeruStat, Inc., a remote patient monitoring entity, and an equity interest in DMEscripts, LLC, an e-prescribing platform. Other equity investments are investments without a readily determinable fair value which do not qualify for the practical expedient in ASC 820. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of March 31, 2023 on its investments in equity securities without a readily determinable fair value.

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
March 31, 2023 and 2022

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

Revenue recognition

Revenue from a customer consists of sales and rentals of home medical equipment and patient medical services. Patient revenues are billed to and collections received from Medicare, Medicaid, third-party insurers, co-insurance and patient-pay. Patient revenue is recognized net of contractual adjustments and bad debt based on contractual arrangements with third-party payors, an evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services and reimbursement rates paid by government-sponsored healthcare programs and insurance companies for such services.

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

For commercial payors, HME companies must negotiate in-network pricing separately, though in general, the Company’s payors tend to benchmark their contract rates and coverage policies closely to those of Medicare.

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
March 31, 2023 and 2022

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

The revenues from each major source are summarized in the following table:

	Three Months Ended March 31,
	2023	2022
Revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$25,147	$21,518
Other durable medical equipment rentals	6,906	4,359
Revenue from sales and services under Topic 606
Equipment and supply sales	4,764	3,037
COVID-19 response sales and services	—	2,095
Service revenues	2,739	1,246
Total revenues	$39,556	$32,255

Revenue Accounting under Topic 842

The Company leases HME such as non-invasive and invasive ventilators, positive airway pressure ("PAP") machines, percussion vests, oxygen concentrator units and other small respiratory equipment to customers for a fixed monthly amount on a month-to-month basis. The customer generally has the right to cancel the lease at any time during the rental period. The Company accounts for these rentals as operating leases.

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

The Company also provides sleep study services to customers and recognizes revenue when the sleep study results are complete, satisfying the performance obligation. In response to the COVID-19 pandemic, the Company began offering contact and vaccine tracing services, which revenues are recognized in the period in which the service has been provided. The transaction price on equipment sales, sleep studies, and contact and vaccine tracing is the amount that the Company expects to receive in exchange for the goods and services provided. Due to the nature of the HME business, gross charges are retail charges and generally do not reflect what the Company is ultimately paid. As such, the transaction price is constrained for the difference between the gross charge and what is estimated to be collected from payors and from patients. The transaction price therefore is predominantly based

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2023 and 2022
on contractual payment rates as determined by the payors. The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

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

Returns and refunds are not accepted on equipment sales, sleep study services, staffing services, or contact and vaccine tracing services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of March 31, 2023.

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
March 31, 2023 and 2022
Company would recognize the changes in the estimated fair value of swaps in interest and other non-operating expenses, net in its Condensed Consolidated Statements of Income.

During the year ended December 31, 2022, the Company settled its interest rate swap in connection with the refinancing of its credit facilities and recognized the realized gain of $0.2 million in Other Income.

Income taxes

The Company is subject to income taxes in numerous U.S. jurisdictions. Significant judgment is required in determining the provision for income taxes. The Company's income tax provisions reflect management’s interpretation of country and state tax laws. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business and may remain uncertain for several years after their occurrence. The Company recognizes assets and liabilities for taxation when it is probable that the Company will receive refunds from or pay taxes to the relevant tax authority. Where the final determination of tax assets and liabilities is different from the amounts that were initially recorded, such differences will impact the current and deferred income taxes provision in the period in which such a determination is made. Changes in tax law or changes in the way tax law is interpreted may also impact the Company's effective tax rate as well as the Company's business and operations.

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

CARES Act Funds Received

The Company received a general distribution payment from the Provider Relief Fund of $3.5 million in April 2020, a targeted distribution payment of $1.5 million in November 2021, and a general distribution payment of $0.4 million in January 2022. The U.S. Department of Health and Human Services ("HHS") has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. There is no US GAAP guidance for for-profit health care entities that receive government grants that are not in the form of an income tax credit, revenue from a contract with a customer or a loan. As such, for-profit entities must determine the appropriate accounting treatment by analogy to other guidance such as International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, in International Financial Reporting Standards. Under IAS 20, the Company determined that upon receipt of funds, it fully complied with the conditions attached to the grant. The Company recognized the distributions received from the Provider Relief Fund in the income statement in full during the period of receipt. To the extent that reporting requirements and terms and conditions are modified, it may affect the Company's ability to comply and may require the return of funds. The Company is not aware of any such modifications as of March 31, 2023.

Recently adopted accounting pronouncements

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. While the adoption of ASC 326 could result in a higher allowance recorded in the future for credit losses on receivables within the scope of the standard due to the prescribed measurement principles, the impact of the adoption on the Company's consolidated financials statements was not material.

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
March 31, 2023 and 2022
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

The following table details the Company’s fixed assets:

	March 31, 2023	December 31, 2022
Medical equipment	$96,848	$93,893
Furniture and equipment	2,886	2,792
Land	2,566	2,566
Buildings	7,602	7,737
Leasehold improvements	296	296
Vehicles	1,051	1,052
Less: Accumulated depreciation	(42,811)	(39,899)
Property and equipment, net of accumulated depreciation and amortization	$68,438	$68,437

Depreciation in the amount of $4,522,000 and $3,160,000 is included in cost of revenue for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, there were no outstanding finance lease obligations. Medical equipment purchases with a cost of $1,709,000 and $738,000 were included in accounts payable at March 31, 2023 and December 31, 2022, respectively.

4.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	March 31, 2023	December 31, 2022
Accrued trade payables	$2,398	$2,254
Accrued commissions payable	679	608
Accrued bonuses payable	2,295	3,708
Accrued vacation and payroll	2,841	1,484
Current portion of phantom share liability	2,148	1,704
Accrued other liabilities	2,456	1,334
Total accrued liabilities	$12,817	$11,092

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2023 and 2022
5.     Debt

2018 Senior Credit Facility

On February 20, 2018, the Company entered a Commercial Business Loan Agreement (the "2018 Senior Credit Facility") that provided for Term Loans and Lines of Credit with Hancock Whitney Bank. Until November 29, 2022, the Company maintained a line of credit in the amount of $10.0 million under the 2018 Senior Credit Facility. On May 30, 2019, the Company entered into a term note (“Building Term Note”) under the 2018 Senior Credit Facility in the principal amount of $4.8 million. The proceeds of the Building Term Note were used to purchase the Company's corporate headquarters. In connection with the Building Term Note, the Company entered into an interest rate swap transaction ("Interest Rate Swap Transaction") with Hancock Whitney Bank effectively fixing the interest rate for the Building Term Note at 4.68%. On September 19, 2019, the Company entered into an additional loan agreement providing for a term note (the “2019 Term Note") under the 2018 Senior Credit Facility in the principal amount of $5.0 million and bearing an annual interest rate of 4.60%. The proceeds of the 2019 Term Note were utilized for general corporate purposes. The 2019 Term Note matured on September 19, 2022 at which time the entire unpaid balance of principal and interest was repaid in full. In connection with the entry in to the 2022 Senior Credit Facilities on November 29, 2022, the Company retired the 2018 Senior Credit Facility, and repaid all outstanding interest and principal in full.

2022 Senior Credit Facilities

On November 29, 2022, the Company refinanced its existing borrowings under the 2018 Senior Credit Facility and entered into a new credit agreement (the "2022 Senior Credit Facilities") with the lenders from time to time party thereto, and Regions Bank, as administrative agent (the "Administrative Agent") and collateral agent, that provides for an up to $30.0 million revolving credit facility (the "2022 Revolving Credit Facility") and an up to $30.0 million delayed draw term loan facility (the "2022 Term Loan Facility"), both maturing in November 2027.

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions.

The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%.

The 2022 Senior Credit Facilities require the Company to comply with certain affirmative, as well as certain negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations and pay dividends and other restricted payments. The 2022 Senior Credit Facilities also include certain financial covenants, which generally include, but are not limited to the following:

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at March 31, 2023.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2023 and 2022
The 2022 Senior Credit Facilities includes provisions permitting the Company from time to time to, subject to certain terms and conditions, increase the aggregate amount of commitments under the 2022 Revolving Credit Facility and/or establish one or more additional term loans under the 2022 Term Loan Facility, in each case, with additional commitments from existing lenders or new commitments from financial institutions acceptable to the Administrative Agent in its reasonable discretion; provided, that, (a) the aggregate principal amount of any increases in the 2022 Revolving Credit Facility, and (b) the aggregate principal amount of all additional term loans under the 2022 Term Loan Facility established after the closing date will not exceed $30.0 million.

Financing costs and commitment fees related to the 2022 Senior Credit Facilities are capitalized and amortized over the term of the loans using the effective interest method.

There were no outstanding borrowings under the 2022 Senior Credit Facilities at March 31, 2023 or December 31, 2022.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2023 and 2022
The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	At March 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$15,538	$—	$—	$15,538
Available for sale debt instrument	—	—	2,057	2,057
Total	$15,538	$—	$2,057	$17,595

	At December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$11,005	$—	$—	$11,005
Available for sale debt instrument	—	—	2,000	2,000
Total	$11,005	$—	$2,000	$13,005

Available for Sale Debt Instrument

The fair value of the Company’s available for sale debt instrument approximates its amortized cost basis due to the short maturity and indexed interest rate terms. The fair value is classified within Level 3 in the fair value hierarchy as the Company evaluates adjustments using a combination of observable and unobservable inputs, such as operating results of the counterparty as well observable prices in transactions of debt and equity instruments of the issuing counterparty when available. As of March 31, 2023, the analysis resulted in no adjustments to the carrying value impacting unrealized gains or losses. All changes to measured fair value during the period were the result of accrued interest.

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
March 31, 2023 and 2022
7.     Shareholders' Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares, with no stated par value.

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,276,389 and 38,049,739 shares were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023, the Company acquired and cancelled 64,756 common shares at a cost of $0.5 million to satisfy employee income tax withholding associated with RSUs vesting. The Company’s retained earnings were reduced by the amount paid for the shares repurchased and cancelled.

Stock-based compensation

Effective June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan"). Upon approval of the Omnibus Plan, no future awards are available to be made under the Company's previous RSU and Option Plans (collectively, the "Former Plan"), and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security-based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,211 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of March 31, 2023, the Company had outstanding options of 4,368,000 and RSUs of 1,130,000 associated with common shares under the Omnibus Plan.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock-based compensation - options	$348	$820
Stock-based compensation - restricted stock units	1,043	485
Total	$1,391	$1,305

At March 31, 2023, there was approximately $1,189,000 of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted-average period of 1.53 years. As of March 31, 2023, there was approximately $5,922,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.48 years.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2023 and 2022
Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2022	4,497	$5.26	6.9 years	$11,356
Issued	—	—
Exercised	(108)	5.19
Expired / Forfeited	(21)	6.68
Balance March 31, 2023	4,368	$5.26	6.7 years	$19,264
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of the Company's common shares on the last trading day of the period ($9.66).

The aggregate intrinsic value of options outstanding was $19,263,947 and options exercisable was $16,609,299 at March 31, 2023. For the three months ended March 31, 2023, 108,370 common shares were issued pursuant to the exercise of stock options.

At March 31, 2023, the Company had 3,521,000 exercisable stock options outstanding with a weighted average exercise price of $4.95 and a weighted average remaining contractual life of 6.2 years. At December 31, 2022, the Company had 2,841,000 exercisable stock options outstanding with a weighted average exercise price of $4.53 and a weighted average remaining contractual life of 6.1 years.

The fair value of the stock options has been charged to the Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during three months ended March 31, 2023.

Restricted stock units

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

The following table summarizes RSU activity for the three months ended March 31, 2023:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2022	629	$5.62	0.88 years	$4,755
Issued	702	7.87
Vested	(183)	5.56
Expired / Forfeited	(18)	6.71
Balance March 31, 2023	1,130	$7.01	1.48 years	$10,915
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the Company's closing stock price on the last trading day of the period ($9.66).

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2023 and 2022
During the three months ended March 31, 2023, the Company issued 702,206 RSUs with a vesting term of three years and a fair value of $7.87 per share.

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

The following table summarizes phantom share unit activity for the three months ended March 31, 2023:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2022	512	$3,878
Issued	176	$1,401
Vested	(74)	$(578)
Expired / Forfeited	(17)	$(165)
Balance March 31, 2023	597	$5,767
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s stock at that time, the value of issued share equivalents is based on the market price of the Company’s stock at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, the values of expired/forfeited share equivalents and outstanding share equivalents at the end of the period and are based on the market price of the Company's stock at the end of the period. The market price of the Company's stock was $9.66 on March 31, 2023.

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with phantom share units at March 31, 2023 is $3,158,126, with $2,147,652 of this amount included in current accrued liabilities and the remaining portion of $1,010,474 included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of phantom share units is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes expense associated with the phantom share units for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Selling, general, and administrative	$1,149	$411

The Company paid cash settlements of $578,000 and $13,000 during the three months ended March 31, 2023 and 2022, pertaining to vestings of cash-settled phantom share units.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2023 and 2022
Legal Proceedings

As previously disclosed, the Company (through its subsidiary Sleep Management LLC) submitted a purchase order (the “Purchase Order”) in March 2020 to Vyaire Medical, Inc. d/b/a CareFusion Respiratory Technologies (“Vyaire”) for respiratory equipment. The Company ultimately prepaid $1.4 million towards the delivery of such respiratory equipment. Vyaire was unable or unwilling to deliver the vast majority of the respiratory equipment referenced in the Purchase Order, and also refused to refund the prepayment amount (less the amounts paid for equipment actually received). On July 29, 2020, the Company (through its subsidiary Sleep Management LLC) filed a lawsuit against Vyaire in the United States District Court for the Western District of Louisiana (the “Court”). This lawsuit was dismissed on December 8, 2020 in connection with the commencement of the lawsuit filed by the Company (through its subsidiary Sleep Management) on November 5, 2020, against Vyaire in the 15th Judicial District Court for the Parish of Lafayette, Louisiana (the “State Court”) seeking damages for breach of contract and seeking a declaratory judgment that the Company is not required to pay any further funds to Vyaire. On December 28, 2020, Vyaire filed its Answer, Affirmative Defenses, and Reconventional Demand (“Reconventional Demand”) with the State Court alleging breach of contract and seeking damages of $4.7 million purportedly for the improper cancellation of the Purchase Order. The Company filed its Answer to the Reconventional Demand on February 12, 2021 and the parties are currently engaged in discovery. The Court has set a deadline to complete discovery of July 17, 2023, and has set a date for a non-jury trial on October 30, 2023.

The Company continues to believe that it has valid legal and equitable grounds to recover its outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. The Company has determined that a loss related to the Reconventional Demand is not probable, and thus has not accrued a liability related to this claim. Although a loss may be reasonably possible, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Reconventional Demand given that the dispute is in the early stages of the legal process. As of March 31, 2023, outstanding funds in the amount of $0.9 million related to undelivered respiratory equipment are included within other long-term assets.

Governmental and Regulatory Matters

From time to time the Company is involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the recoupment of reimbursements, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way the Company conducts business, loss of licensure or exclusion from participation in government healthcare programs.

In May of 2021, a final report and recommendation (“Report”) was issued by the OIG regarding an audit by OIG of claims relating to 100 of the Company’s non-invasive ventilation at home (“NIVH”) patients. The OIG asserted that most of the sampled Medicare claims submitted for the monthly rental of non-invasive ventilators did not comply with Medicare requirements. The Company firmly believed that the Report ignored each patient’s diagnosis and supporting documentation of that diagnosis from treating and prescribing physicians and applied clinical guidelines that were contrary to CMS’s accepted standard of care. In late June of 2021, the Company received initial request letters from DME Medicare Administrative Contractors ("MACs") referencing the Report and requesting repayment of purported overpayments. The Company responded to each initial request by submitting a rebuttal and by filing a redetermination appeal as prescribed by the initial request letters and by statute. In September 2021, the MACs informed the Company of unfavorable decisions with respect to the redetermination appeals. In November 2021, the Company filed Reconsideration Appeals with CMS's designated Qualified Independent Contractor ("QIC"). Based on its review, the QIC determined that approximately 77% of the claims it reviewed were medically necessary and properly payable under Medicare rules and regulations, overturning OIG’s and the MACs' initial recommendations and determinations. As a result of the QIC's reconsideration findings, reduced and recalculated principal overpayment requests totaling $1.1 million were issued by the MACs. In order to limit the assessment of interest during the appeals period, the Company remitted the associated funds to the MACs. In December 2022, an Administrative Law Judge overturned all of the remaining appealed claims and instructed the MACs to refund all funds previously remitted by the Company. Accordingly, the funds remitted to the MACs are recorded in Prepaid expenses and other assets at December 31, 2022 and were received during the three months ended March 31, 2023.

9.     Income Taxes

For the three months ended March 31, 2023, the Company recorded an income tax expense of $0.5 million, which includes a discrete tax benefit of $0.1 million associated with stock-based compensation arrangements. Excluding the impact of the discrete tax benefit, the effective rate for the three months ended March 31, 2023 is 28.4%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2023 and 2022

At March 31, 2023 and 2022, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2019.

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2023	2022
Numerator - basic and diluted:
Net income attributable to shareholders	$1,517	$1,762

Denominator:
Basic weighted-average number of common shares	38,156,777	39,621,741
Diluted weighted-average number of shares	40,016,693	40,363,456

Basic earnings per share	$0.04	$0.04
Diluted earnings per share	$0.04	$0.04

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	38,156,777	39,621,741
Stock options and other dilutive securities	1,859,916	741,715
Diluted weighted-average number of shares	40,016,693	40,363,456

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

11.     Subsequent Events

On April 18, 2023, the Company entered into a definitive stock purchase agreement (the "Purchase Agreement") to acquire 100% of the equity interests of Home Medical Products, Inc., a home medical equipment provider which operates throughout Tennessee and in Alabama and Mississippi.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2023 and 2022
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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which the we operate; the impact of the COVID-19 pandemic and the actions taken by governmental authorities, individuals and companies in response to the pandemic on our business, financial condition and results of operations, including on our patient base, revenues, employees, and equipment and supplies; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; our novel business model; the state of the capital markets; the availability of funds and resources to pursue operations; reductions in reimbursement rates and audits of reimbursement claims by various governmental and private payor entities; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2023 and 2022
environment; increased competition; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; our status as an emerging growth company and a smaller reporting company; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, such as the COVID-19 pandemic, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

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

Overview

We provide an array of home medical equipment, services and supplies, specializing in post-acute respiratory care services in the United States. Our primary objective is to focus on the organic growth of the business and thereby solidify our position as one of the United States’ largest providers of in-home therapy for patients suffering from respiratory diseases. Our respiratory care programs are designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Our services include respiratory disease management (through the rental of various HME devices), neuromuscular care, in-home sleep testing and sleep apnea treatment, oxygen therapy, and the sale of associated supplies.

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 63.6% and 71.3% of our traditional revenue, excluding COVID-19 response sales and services, for the three months ended March 31, 2023 and 2022, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of March 31, 2023, we employed 305 licensed RTs, representing more than 40% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2023 and 2022
Trends Affecting our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives were implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, limiting access to medical facilities, and adoption of social distancing and remote working policies. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters. On January 30, 2023, the U.S. government announced that it plans to end the COVID-19 Public Health Emergency ("COVID-19 PHE") on May 11, 2023. The U.S. Food and Drug Administration has announced in the Federal Register that the Emergency Use Authorization for certain ventilators and PAP and RAD devices will be in effect until November 7, 2023, 180 days beyond the end of the COVID-19 PHE. At the end of the COVID-19 PHE, many waivers and flexibilities available during the COVID-19 pandemic will become unavailable.

While COVID-19 related measures have not had a material impact on our consolidated operating results for the three months ended March 31, 2023, we cannot predict at this time the impact that the end of the COVID-19 PHE will have on our business and financial condition. It is also possible that the U.S. government will ultimately decide not to end the COVID-19 PHE on May 11, 2023, creating additional uncertainties about our future business and financial condition. Accordingly, we cannot assure you that demand for our products and services will continue or that we will be able to maintain operations necessary to satisfy such demand, including sufficient personnel, supply chains and distributions channels.

The COVID-19 pandemic has led to significant disruptions and volatility in capital and financial markets. Broad economic factors resulting from the current COVID-19 pandemic, including high unemployment and underemployment levels and reduced consumer spending and confidence, could also affect our service mix, revenue mix, payor mix and patient base, as well as our ability to collect outstanding receivables. Business closures and layoffs in the geographic areas in which we operate may lead to increases in the uninsured and under-insured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our financial results and require an increased level of working capital. In addition, we may experience supply chain disruptions, including delays and price increases in equipment and supplies. Staffing, equipment and supplies shortages may also impact our ability to assess potential patients in hospitals and set up and treat patients in the home. If COVID-19 intensifies or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations. For additional information, see Part II - Item 1A. “Risk Factors.”

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

The CARES Act introduced a new blended rate for HME furnished in non-rural or contiguous non-competitive bidding areas that is based on 75% of the adjusted fee schedule amount and 25% of the unadjusted fee schedule amount. The Consolidated Appropriations Act, 2023 further extended the 75/25 blended Medicare reimbursement rate in non-competitive bidding/non-rural areas through the end of the COVID-19 PHE or December 31, 2023, whichever is later, after which it will revert to 100% of the Medicare fee schedule.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2023 and 2022
The CARES Act also provided for a temporary suspension of the 2% payment sequestration adjustment currently applied to all Medicare fee-for-service claims. In December 2021, President Biden signed into law legislation that extended the suspension on the 2 percent payment sequestration through March 31, 2022. The payment sequestration adjustment was fixed at 1 percent from April 1, 2022 to June 30, 2022 and it returned to 2 percent on July 1, 2022.

The Statutory Pay-As-You-Go Act of 2010 ("PAYGO") required that automatic payment cuts of 4% be put into place if a statutory action is projected to create a net increase in the deficit over either five or 10 years. The enactment of the American Rescue Plan Act in 2021 would have triggered PAYGO sequestration in 2021. In the Protecting Medicare & American Farmers from Sequester Cuts Act, Congress delayed the PAYGO sequestration until January 1, 2023. The Consolidated Appropriations Act, 2023 further prevented implementation of the PAYGO Medicare 4% sequester through the end of 2024. If not renewed, the PAYGO payment adjustment could have an adverse effect on our business, financial condition and results of operations.

In its 2023 DMEPOS Fee Schedule, CMS also announced the fee schedule adjustment based on the annual change to the Consumer Pricing Index for all urban areas. Items that were subject to the competitive bidding program in former competitive bidding areas will receive a 6.4% reimbursement rate increase. Items that were subject to the competitive bidding program in non-competitive bidding areas will receive a 9.1% reimbursement rate increase. Items not subject to the competitive bidding program will receive an 8.7% reimbursement rate increase.

While we cannot predict what Medicare payment rates or coverage determinations will be in effect in future years, changes to payment rates or benefit coverages may materially impact its financial condition and results of operations.

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Financial Information:
Revenue	$39,556	$37,508	$35,759	$33,310	$32,255	$31,962	$29,285	$27,399
Gross Profit	24,004	22,896	21,651	20,390	19,743	19,662	18,381	17,625
Gross Profit %	61%	61%	61%	61%	61%	62%	63%	64%
Net Income	1,517	2,438	1,055	967	1,762	4,087	1,789	1,566
Cash (As of)	23,544	16,914	21,478	21,922	29,248	28,408	26,867	31,151
Total Assets (As of)	124,634	117,043	119,419	115,904	119,007	117,962	115,486	111,014
Adjusted EBITDA(1)	8,328	9,306	6,982	6,458	7,273	9,549	7,419	6,847
Operational Information:
Vent Patients(2)	9,337	9,306	9,127	8,837	8,434	8,405	8,200	8,103
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2023 and 2022
Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022:

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	% of Total Revenue	2022	% of Total Revenue	$ Change	% Change
Revenue	$39,556	100.0%	$32,255	100.0%	$7,301	22.6%
Cost of revenue	15,552	39.3%	12,512	38.8%	3,040	24.3%
Gross profit	24,004	60.7%	19,743	61.2%	4,261	21.6%
Selling, general and administrative	19,762	50.0%	15,776	48.9%	3,986	25.3%
Research and development	780	2.0%	632	2.0%	148	23.4%
Stock-based compensation	1,391	3.5%	1,305	4.0%	86	6.6%
Depreciation	240	0.6%	237	0.7%	3	1.3%
Gain on disposal of property and equipment	(22)	(0.1)%	(14)	(0.1)%	(8)	57.1%
Other income	(81)	(0.2)%	(441)	(1.4)%	360	(81.6)%
Income from operations	1,934	4.9%	2,248	7.0%	(314)	(14.0)%
Non-operating income and expenses
Income from equity method investments	(35)	(0.1)%	(323)	(1.0)%	288	(89.2)%
Interest (income) expense	(49)	(0.1)%	64	0.2%	(113)	(176.6)%
Net income before taxes	2,018	5.1%	2,507	7.8%	(489)	(19.5)%
Provision for income taxes	501	1.3%	745	2.3%	(244)	(32.8)%
Net income	$1,517	3.8%	$1,762	5.5%	$(245)	(13.9)%

Revenue

The following table summarizes our revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	% of Total Revenue	2022	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$25,147	63.6%	$21,518	66.7%	$3,629	16.9%
Other durable medical equipment rentals	6,906	17.5%	4,359	13.5%	2,547	58.4%
Net revenue from sales and services
Equipment and supply sales	4,764	12.0%	3,037	9.4%	1,727	56.9%
COVID-19 response sales and services	—	—%	2,095	6.5%	(2,095)	(100.0)%
Service revenues	2,739	6.9%	1,246	3.9%	1,493	119.8%
Total net revenue	$39,556	100.0%	$32,255	100.0%	$7,301	22.6%

For the three months ended March 31, 2023, revenue totaled $39.6 million, an increase of $7.3 million (or 22.6%) from the comparable period in 2022. Excluding COVID-19 response sales and services revenue, net revenue increased $9.4 million (or 31.2%) from the comparable period in 2022. The net revenue growth was driven by an increase in ventilator rental revenue of $3.6 million (or 16.9%) due to our organic growth in active ventilator patient base. In addition to the ventilator rental revenue growth, net revenue growth was also driven by an increase in rental revenue from other DME of $2.5 million (or 58.4%), consisting of rental revenue from continued national expansion of PAP, oxygen therapy, and percussion vest activities. Equipment and supply sales increased by $1.7 million (or 56.9%), primarily driven by the success of our PAP resupply program and other sleep offerings. Service revenues increased by $1.5 million (or 119.8%) primarily due to the growth of healthcare staffing services. While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales and services, as well as our healthcare staffing offerings, is contributing significantly to the diversity of our overall revenue mix.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2023 and 2022
There were no COVID-19 response sales and services during the three months ended March 31, 2023, compared to $2.1 million during the three months ended March 31, 2022. The magnitude and persistence of future COVID-19 response sales and services revenue remains uncertain and is dependent on the intensity and length of the COVID-19 pandemic and the demand for ongoing services from primarily governmental customers.

Cost of revenue and gross profit

For the three months ended March 31, 2023, cost of revenue totaled $15.6 million, an increase of $3.0 million (or 24.3%) from the comparable period in 2022. Overall gross profit percentage decreased from approximately 61.2% in the three months ended March 31, 2022 to approximately 60.7% in the three months ended March 31, 2023. The decrease in gross profit percentage is primarily due to migration of the revenue mix associated with product and service diversification. As a result of subsiding inflationary cost pressures and the positive effects of seasonality in collection rates, gross profit percentage for our normal operations is expected to increase through the end of 2023, partially offset by the impacts of continued product and service diversification.

Selling, general and administrative expense

For the three months ended March 31, 2023, selling, general and administrative expenses totaled $19.8 million, an increase of $4.0 million (or 25.3%) from the comparable prior period. Excluding COVID-19 related revenues, selling, general and administrative expenses as a percentage of revenue decreased to 50.0% for the three months ended March 31, 2023 compared to 52.3% for the three months ended March 31, 2022.

The increase in overall selling, general and administrative expense as compared to the prior period is primarily due to additional employee related expenses to accommodate the overall growth of the Company. Our full time employee count increased from 662 on March 31, 2022 to 765 on March 31, 2023, an increase of 15.6%. Employee compensation expenses increased $3.6 million (or 33.0%) as a result of higher compensation expense associated with an overall increase in our employee headcount and increases in incentive and volume based compensation. Also included in the employee compensation expense increases was a $0.7 million increase related to the impact of our phantom stock plan. Our phantom stock plan is measured at fair value as of the end of the reporting period and is driven primarily by the number of eligible employees and our stock price. During the three months ended March 31, 2023, our stock price increased by 27.7% compared to a decrease of 4.5% for the prior comparable period. We expect that current year selling, general and administrative expenses as a percentage of revenue will improve through the end of 2023 as costs stabilize relative to revenue growth.

Research and development

For the three months ended March 31, 2023, research and development expense totaled $0.8 million, an increase of $0.1 million (or 23.4%) from the comparable period in 2022. As we continue to invest in research and development related projects to support our technology initiatives, we expect that the associated costs will remain consistent in 2023 relative to 2022 costs.

Stock-based compensation

For the three months ended March 31, 2023, stock-based compensation totaled $1.4 million, an increase of 6.6% from the comparable period in 2022. We expect that as we continue to increase our employee count and utilize stock-based awards as an aspect of employee compensation, stock-based compensation expense will increase accordingly. Revenue growth has historically exceeded the growth in stock-based compensation and stock-based compensation as a percentage of revenue is expected to continue to decline.

Provision for income taxes

For the three months ended March 31, 2023, the provision for income taxes was $0.5 million, compared to a $0.7 million during the comparable 2022 period. The decrease in income tax expense was primarily due to the impact of discrete tax benefits associated with stock-based compensation between periods. Excluding discrete items, our annual estimated effective tax rate for 2023 is 28.4%.

Net income

For the three months ended March 31, 2023, net income was $1.5 million, a decrease of $0.2 million (or 13.9%) from the comparable period in 2022. Net income as a percentage of net revenue decreased from 5.5% for the three months ended March 31, 2022 to 3.8% for the three months ended March 31, 2023, primarily due to the benefits of COVID-19 related activities and Provider Relief Fund income in the three months ended March 31, 2022.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2023 and 2022

Non-GAAP Financial Measures

The Company uses Adjusted EBITDA, which is a financial measure that is not prepared in accordance with generally accepted accounting principles in the United States ("GAAP") to analyze its financial results and believes that it is useful to investors, as a supplement to U.S. GAAP measures. Management believes Adjusted EBITDA provides helpful information with respect to the Company’s operating performance as viewed by management, including a view of the Company’s business that is not dependent on the impact of the Company’s capitalization structure and items that are not part of the Company’s day-to-day operations. Management uses Adjusted EBITDA (i) to compare the Company’s operating performance on a consistent basis, (ii) to calculate incentive compensation for the Company’s employees, (iii) for planning purposes, including the preparation of the Company’s internal annual operating budget, and (iv) to evaluate the performance and effectiveness of the Company’s operational strategies. Accordingly, management believes that Adjusted EBITDA provides useful information in understanding and evaluating the Company’s operating performance in the same manner as management. In calculating Adjusted EBITDA, certain items (mostly non-cash) are excluded from net income including interest, taxes, stock based compensation, and depreciation of property and equipment. Beginning with financial results reported for periods in fiscal year 2023, Adjusted EBITDA also excludes transaction costs and expenses related to acquisition and integration efforts associated with recently announced or completed acquisitions. This modification enables investors to compare period-over-period results on a more consistent basis without the effects of acquisitions. We have recast Adjusted EBITDA for prior periods when reported to conform to the modified presentation.

The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Net Income	$1,517	$2,438	$1,055	$967	$1,762	$4,087	$1,789	$1,566
Add back:
Depreciation	4,762	4,373	4,120	3,740	3,397	3,120	2,867	2,716
Interest (income) expense	(49)	32	42	59	64	69	75	83
Stock-based compensation(a)	1,391	1,317	1,309	1,271	1,305	1,305	1,302	1,236
Transaction costs(b)	206	—	—	—	—	—	—	—
Income tax expense	501	1,146	456	421	745	968	1,386	1,246
Adjusted EBITDA	$8,328	$9,306	$6,982	$6,458	$7,273	$9,549	$7,419	$6,847

(a) Represents non-cash, equity-based compensation expense associated with option and RSU awards.
(b) Represents transaction costs and expenses related to acquisition and integration efforts associated with recently announced or completed acquisitions.

Use of Non-GAAP Financial Measures

Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to revenue or net income, as applicable, or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of the Company's liquidity, and may not be comparable to other similarly titled measures of other companies or businesses. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2023 and 2022
Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2023 was $23.5 million, compared to $16.9 million at December 31, 2022. Based on our current plan of operations, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company may utilize short term leases with a major supplier that could be extended over a longer term if there was a need for additional liquidity. In addition, our existing 2022 Senior Credit Facilities were fully undrawn as of March 31, 2023.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net Cash provided by (used in):
Operating activities	$10,496	$7,146
Investing activities	(3,905)	(3,807)
Financing activities	39	(2,499)
Net increase in cash and cash equivalents	$6,630	$840

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2023 was $10.5 million, resulting from net income of $1.5 million and non-cash net income adjustments of $9.6 million and an increase in net operating liabilities of $3.8 million, which was offset by an increase in net operating assets of $4.5 million. The non-cash net income adjustments primarily consisted of $4.1 million in change of allowance for doubtful accounts, $4.8 million of depreciation, and $1.4 million of stock-based compensation. The primary changes in working capital were an increase in gross accounts receivable of $5.1 million and decrease in other assets of $0.4 million, partially offset by an increase in accrued liabilities of $1.8 million and an increase in trade payables of $0.6 million

Net cash provided by operating activities during the three months ended March 31, 2022 was $7.1 million, resulting from net income of $1.8 million and non-cash net income adjustments of $7.4 million and an increase in net operating liabilities of $0.9 million, which was partially offset by an increase in net operating assets of $2.9 million. The non-cash net income adjustments primarily consisted of $3.4 million in change of allowance for doubtful accounts, $3.4 million of depreciation, $0.7 million in change in deferred tax asset, and $1.3 million of stock-based compensation. The primary changes in working capital were an increase in gross accounts receivable of $4.2 million, partially offset by an increase in income taxes payable of $1.2 million and a decrease in inventory of $1.4 million. Included in our operating cash flows for the three months ended March 31, 2022 is the receipt of $0.4 million in Provider Relief Funds.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2023 and 2022
Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 was $3.9 million, consisting of $4.7 million of purchases of property and equipment, partially offset by $0.8 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Cash purchases of property and equipment represents an increase of $0.7 million, or 18.1%, year over year.

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

Net Cash Provided By (used in) Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 was nil. The Company acquired and cancelled 64,756 common shares at a cost of $0.5 million to satisfy employee income tax withholding associated with RSUs vesting during the three months ended March 31, 2023. Proceeds from the exercise of options during the three months ended March 31, 2023 were $0.5 million.

Net cash used in financing activities during the three months ended March 31, 2022 was $2.5 million. During the three months ended March 31, 2022, the Company repurchased and canceled 389,878 common shares at a cost of $1.9 million pursuant to the Share Repurchase Program authorized by the Board of Directors on March 7, 2022 (the "2022 Share Repurchase Program"). The Company also acquired and cancelled 23,742 common shares at a cost of $0.1 million to satisfy employee income tax withholding associated with RSUs vesting during the three months ended March 31, 2022. Net cash used in financing activities during the three months ended March 31, 2022 also included $0.4 million in principal payments on the Term Note (as defined below).

Senior Credit Facilities

On November 29, 2022, the Company refinanced its existing borrowings under the prior Commercial Business Loan Agreement with Hancock Whitney Bank and entered into a new credit agreement (the "2022 Senior Credit Facilities") with the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, that provides for an up to $30.0 million revolving credit facility (the "2022 Revolving Credit Facility") and an up to $30.0 million delayed draw term loan facility (the "2022 Term Loan Facility"), both maturing in November 2027.

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. There were no outstanding borrowings under the 2022 Senior Credit Facilities at March 31, 2023 or December 31, 2022.

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at March 31, 2023.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2023 and 2022
Use of Funds

Our principal uses of cash are funding our new rental assets and other capital purchases, operations, and other working capital requirements. The following table presents our material contractual obligations and commitments to make future payments as of March 31, 2023:

	Within 12 Months	Beyond 12 Months
Lease Obligations	$397	$162

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after March 31, 2023. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $409,000 and $271,000 for the three months ended March 31, 2023 and 2022, respectively.

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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 2 to our consolidated financial statements included in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting estimate.

Allowance for Doubtful Accounts

The Company estimates that a certain portion of receivables from customers may not be collected and maintains an allowance for doubtful accounts. The Company evaluates the net realizable value of accounts receivable as of the date of Consolidated Balance Sheets. Specifically, we consider historical realization data, including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that the estimates could change, which could have a material impact on the operations and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for doubtful accounts in future periods. Our allowance for doubtful accounts was $11.0 million and $8.5 million as of March 31, 2023 and 2022, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2023 and 2022
Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

VIEMED HEALTHCARE, INC.
March 31, 2023 and 2022
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
March 31, 2023 and 2022
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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 3, 2023, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Company Repurchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common shares during the three months ended March 31, 2023:

Period	Total number of shares (or units) purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs
Jan 1- Jan 31, 2023	64,756	$7.80	—	189,851
Feb 1- Feb 28, 2023	—	$—	—	189,851
Mar 1- Mar 31, 2023	—	$—	—	189,851
Total	64,756	$7.80	—	189,851

(1)This amount includes 64,756 common shares acquired at a cost of $505,000 to satisfy employee income tax withholding associated with RSUs vestings.

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

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the2022 Senior Credit Facilities, subject to certain exceptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

VIEMED HEALTHCARE, INC.
March 31, 2023 and 2022

Item 5. Other Information

None.

VIEMED HEALTHCARE, INC.
March 31, 2023 and 2022

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

#2.5
Stock Purchase Agreement dated April 18, 2023 by and among Viemed, Inc., the Stockholders and Home Medical Products, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 19, 2023.

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
March 31, 2023 and 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: May 8, 2023

Page 38