Form 10-Q
period 2023-06-30
VIEMED HEALTHCARE, INC.
filed 2023-08-09
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of July 20, 2023, there were 38,400,422 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
June 30, 2023 and 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At June 30, 2023	At December 31, 2022
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$10,224	$16,914
Accounts receivable, net	2	17,893	15,379
Inventory	2	4,476	3,574
Income tax receivable	10	1,029	26
Prepaid expenses and other assets		2,327	3,849
Total current assets		$35,949	$39,742
Long-term assets
Property and equipment, net	4	72,884	67,743
Finance lease right-of-use assets	6	538	—
Operating lease right-of-use assets	6	516	694
Equity investments	2	1,942	2,155
Debt investment	2	2,110	2,000
Deferred tax asset	10	3,844	3,119
Identifiable intangibles, net	3	688	—
Goodwill	3	29,759	—
Other long-term assets	9	887	1,590
Total long-term assets		$113,168	$77,301
TOTAL ASSETS		$149,117	$117,043

LIABILITIES
Current liabilities
Trade payables		$6,167	$2,650
Deferred revenue		5,960	4,624
Accrued liabilities	5	15,509	11,092
Finance lease liabilities, current portion	6	375	—
Operating lease liabilities, current portion	6	395	495
Current debt	6	3,169	—
Total current liabilities		$31,575	$18,861
Long-term liabilities
Accrued liabilities	8	637	889
Finance lease liabilities, less current portion	6	143	—
Operating lease liabilities, less current portion	6	143	199
Long-term debt	6	12,114	—
Total long-term liabilities		$13,037	$1,088
TOTAL LIABILITIES		$44,612	$19,949
Commitments and Contingencies	9	—	—
SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,400,422 and 38,049,739 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	8	$17,850	$15,123
Additional paid-in capital		13,488	12,125
Retained earnings		73,167	69,846
TOTAL SHAREHOLDERS' EQUITY		$104,505	$97,094
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$149,117	$117,043

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2023	2022	2023	2022
Revenue	2	$43,311	$33,310	$82,867	$65,565

Cost of revenue		17,205	12,920	32,757	25,432

Gross profit		$26,106	$20,390	$50,110	$40,133

Operating expenses
Selling, general and administrative		20,563	17,536	40,325	33,312
Research and development		758	672	1,538	1,304
Stock-based compensation	8	1,471	1,271	2,862	2,576
Depreciation		298	243	538	480
Loss (gain) on disposal of property and equipment		117	(110)	95	(124)
Other (income) expense, net		(2)	(223)	(83)	(664)
Income from operations		$2,901	$1,001	$4,835	$3,249

Non-operating income and expenses
Income from equity method investments		137	446	172	769
Interest income (expense), net	6	20	(59)	69	(123)

Net income before taxes		3,058	1,388	5,076	3,895
Provision for income taxes	10	728	421	1,229	1,166

Net income		$2,330	$967	$3,847	$2,729

Other comprehensive income (loss)
Change in unrealized gain/loss on derivative instruments, net of tax		—	59	—	222
Other comprehensive income (loss)		$—	$59	$—	$222

Comprehensive income		$2,330	$1,026	$3,847	$2,951

Net income per share
Basic	11	$0.06	$0.02	$0.10	$0.07
Diluted	11	$0.06	$0.02	$0.10	$0.07

Weighted average number of common shares outstanding:
Basic	11	38,324,249	38,773,580	38,240,902	39,195,317
Diluted	11	40,676,951	39,752,928	40,383,616	40,056,953

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2021	39,640,388	$14,014	$7,749	$(278)	$73,335	$94,820
Stock-based compensation - options	—	—	820	—	—	820
Stock-based compensation - restricted stock units	—	—	485	—	—	485
Shares issued for vesting of restricted stock units	67,010	334	(334)	—	—	—
Shares redeemed to pay income tax	(23,742)	—	—	—	(119)	(119)
Shares repurchased under share repurchase program	(389,878)	—	—	—	(1,887)	(1,887)
Change in accumulated other comprehensive loss, net of tax	—	—	—	163	—	163
Net income	—	—	—	—	1,762	1,762
Shareholders' equity, March 31, 2022	39,293,778	$14,348	$8,720	$(115)	$73,091	$96,044

Stock-based compensation - options	—	—	757	—	—	757
Share-based compensation - restricted stock units	—	—	514	—	—	514
Shares repurchased under share repurchase program	(960,689)	—	—	—	(5,114)	(5,114)
Change in accumulated other comprehensive loss, net of tax	—	—	—	59	—	59
Net income	—	—	—	—	967	967
Shareholders' equity, June 30, 2022	38,333,089	$14,348	$9,991	$(56)	$68,944	$93,227

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2022	38,049,739	$15,123	$12,125	$—	$69,846	$97,094
Stock-based compensation - options	—	—	348	—	—	348
Stock-based compensation - restricted stock units	—	—	1,043	—	—	1,043
Exercise of options	108,370	544	—	—	—	544
Shares issued for vesting of restricted stock units	183,036	1,429	(1429)	—	—	—
Shares redeemed to pay income tax	(64,756)	—	—	—	(505)	(505)
Net income	—	—	—	—	1,517	1,517
Shareholders' equity, March 31, 2023	38,276,389	$17,096	$12,087	$—	$70,858	$100,041

Stock-based compensation - options	—	—	301	—	—	301
Stock-based compensation - restricted stock units	—	—	1,170	—	—	1,170
Exercise of options	119,356	684	—	—	—	684
Shares issued for vesting of restricted stock units	6,655	70	(70)	—	—	—
Shares redeemed to pay income tax	(1,978)	—	—	—	(21)	(21)
Net income	—	—	—	—	2,330	2,330
Shareholders' equity, June 30, 2023	38,400,422	$17,850	$13,488	$—	$73,167	$104,505

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Six Months Ended June 30,
	Note	2023	2022
Cash flows from operating activities
Net income		$3,847	$2,729
Adjustments for:
Depreciation		9,968	7,136
Change in inventory reserve		—	(1,418)
Stock-based compensation expense	8	2,862	2,576
Distributions of earnings received from equity method investments		392	612
Income from equity method investments		(172)	(769)
Income from debt investment		(110)	—
Loss (gain) on disposal of property and equipment		95	(124)
Deferred income tax (benefit) expense		(725)	745
Changes in working capital, net of effects from acquisitions:
Accounts receivable, net		(500)	(1,464)
Inventory		(320)	1,022
Prepaid expenses and other assets		2,076	(634)
Trade payables		(488)	(243)
Deferred revenue		604	649
Accrued liabilities		1,593	(87)
Income tax payable/receivable		(1,003)	1,362
Net cash provided by operating activities		$18,119	$12,092

Cash flows from investing activities
Purchase of property and equipment		(10,759)	(10,989)
Investment in equity investments		(7)	(121)
Cash paid for acquisition of HMP, net of cash acquired	3	(27,121)	—
Proceeds from sale of property and equipment	4	1,775	615
Net cash used in investing activities		$(36,112)	$(10,495)

Cash flows from financing activities
Proceeds from exercise of options	8	1,228	—
Proceeds from term notes	6	5,000	—
Principal payments on term notes	6	(1,357)	(78)
Proceeds from revolving credit facilities	6	8,000	—
Payments on revolving credit facilities		(1,005)	(872)
Shares redeemed to pay income tax	8	(526)	(119)
Shares repurchased under the share repurchase program	8	—	(7,001)
Repayments of lease liabilities		(37)	(13)
Net cash provided by (used in) financing activities		$11,303	$(8,083)

Net decrease in cash and cash equivalents		(6,690)	(6,486)
Cash and cash equivalents at beginning of year		16,914	28,408
Cash and cash equivalents at end of period		$10,224	$21,922

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$169	$128
Cash paid (received) during the period for income taxes, net of refunds		$3,093	$(940)
Supplemental disclosures of non-cash transactions
Non-cash change in debt from the reclassification of debt issuance costs		(748)	—

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of home medical equipment ("HME") and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company currently serves patients in 50 states of the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

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
June 30, 2023 and 2022
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

For the six months ended June 30, 2023, the Company's evaluation takes into consideration such factors as historical bad debt and billing modification experience, national and local economic trends and conditions, industry and regulatory conditions, other collection indicators and information about disaggregated receivables. The complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

The estimates and charge-offs for the allowance for doubtful accounts for each reporting period were as follows:

	June 30, 2023	June 30, 2022
Balance, beginning of year	$8,483	$7,031
Provision for uncollectible accounts	7,579	6,300
Amounts charged off	(5,055)	(3,948)
Balance, end of period	$11,007	$9,383

Included in accounts receivable at June 30, 2023 are amounts due from Medicare and Medicaid representing 35% and 6%, respectively, and 41% combined, of total outstanding receivables. As of December 31, 2022, 48% of total outstanding receivables were amounts due from Medicare and Medicaid.

Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medicare revenues	44%	46%	45%	47%
Medicaid revenues	9%	9%	9%	9%
Total Medicare and Medicaid	53%	55%	54%	56%

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
June 30, 2023 and 2022
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

The following table details the Company’s equity investments:

	June 30, 2023	December 31, 2022
Equity method investments	$595	$816
Other equity investments	1,347	1,339
Balance, end of period	$1,942	$2,155

The Company's equity method investments include a 49% equity interest in Solvet Services, LLC, an entity which provides health care support services to state and federal governments. Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Condensed Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. Distributions received from the investee reduce the Company’s carrying value of the investment. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Condensed Consolidated Statements of Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of June 30, 2023 that would impair the carrying value of equity method investments.

Other equity investments include an equity interest in VeruStat, Inc., a remote patient monitoring entity, and an equity interest in DMEscripts, LLC, an e-prescribing platform. Other equity investments are investments without a readily determinable fair value which do not qualify for the practical expedient in ASC 820. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of June 30, 2023 on its investments in equity securities without a readily determinable fair value.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022
Valuation of Goodwill

Goodwill resulting from business combinations is not amortized, rather, it is assessed for impairment annually and upon the occurrence of a triggering event or change in circumstances indicating a possible impairment. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization. Such changes in circumstance can include, among others, changes in the legal environment, reimbursement environment, operating performance, and/or future prospects. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each year. The impairment assessment can be performed on either a quantitative or qualitative basis. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. If determined necessary, the Company applies the quantitative impairment test to identify and measure the amount of impairment, if any. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors, such as estimates of a reporting unit's fair value and judgment about impairment triggering events. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment test will prove to be accurate predictions of the future. During the three months ended June 30, 2023 the Company evaluated the events and changes that could indicate that goodwill might be impaired and concluded that an interim test was not necessary.

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
June 30, 2023 and 2022
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

The revenues from each major source are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from rentals under Topic 842
Ventilator rentals, non-invasive and invasive	$25,712	$22,736	$50,859	$44,254
Other durable medical equipment rentals	8,419	4,912	15,325	9,271
Revenue from sales and services under Topic 606
Equipment and supply sales	6,778	3,245	11,542	6,282
COVID-19 response sales and services	—	183	—	2,278
Service revenues	2,402	2,234	5,141	3,480
Total revenues	$43,311	$33,310	$82,867	$65,565

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
June 30, 2023 and 2022

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

Returns and refunds are not accepted on equipment sales, sleep study services, staffing services, or contact and vaccine tracing services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not have any partially or unfilled performance obligations related to contracts with customers and as such, the Company has no contract liabilities as of June 30, 2023.

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
June 30, 2023 and 2022
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

CARES Act Funds Received

The Company received a general distribution payment from the Provider Relief Fund of $3.5 million in April 2020, a targeted distribution payment of $1.5 million in November 2021, and a general distribution payment of $0.4 million in January 2022. The U.S. Department of Health and Human Services ("HHS") has stated that Provider Relief Fund payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, the Company and any other providers must agree to a detailed set of terms and conditions. CMS has indicated that the terms and conditions may be subject to ongoing changes and reporting. There is no US GAAP guidance for for-profit health care entities that receive government grants that are not in the form of an income tax credit, revenue from a contract with a customer or a loan. As such, for-profit entities must determine the appropriate accounting treatment by analogy to other guidance such as International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, in International Financial Reporting Standards. Under IAS 20, the Company determined that upon receipt of funds, it fully complied with the conditions attached to the grant. The Company recognized the distributions received from the Provider Relief Fund in the income statement in full during the period of receipt. To the extent that reporting requirements and terms and conditions are modified, it may affect the Company's ability to comply and may require the return of funds. The Company is not aware of any such modifications as of June 30, 2023

Recently adopted accounting pronouncements

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
June 30, 2023 and 2022
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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022

3.     Business Combinations

On June 1, 2023, Viemed, Inc., a wholly-owned subsidiary of the Company, completed the acquisition of Home Medical Products, Inc., (“HMP”), which operates in Tennessee, Alabama, and Mississippi. The Company acquired 100% of the equity ownership of HMP in exchange for approximately $29.4 million in cash or cash payable, subject to customary post-closing net working capital and other adjustments. Approximately $15 million of the purchase consideration was funded by cash on hand, $8 million was funded by a borrowing on the 2022 Revolving Credit Facility, and $5 million was funded by a borrowing on the 2022 Term Loan Facility.

The results of HMP’s operations have been included in the consolidated financial statements since the date of acquisition. The Company expensed $254,000 of acquisition costs in conjunction with the acquisition for the six months ended June 30, 2023. These costs include system conversion and integrating operations charges, as well as legal and consulting expenses, and are included in selling, general, and administrative expense in the accompanying consolidated statements of income and comprehensive income.

The following table summarizes the consideration paid and estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain fixed assets and identifiable intangible assets; thus, the provisional measurements of property plant and equipment, trade names, non-compete agreements, and goodwill are subject to change. The fair value of accounts receivables acquired is $2.0 million, with the gross contractual amount being $2.9 million. The Company expects $0.9 million to be uncollectible.

Purchase Price
Cash paid or payable	$29,417

Identifiable Assets
Cash and cash equivalents	921
Accounts receivable	2,014
Inventory	582
Prepaid expenses and other assets	535
Property and equipment, net	4,358
Lease assets	743
Identifiable intangibles	688
Other long-term assets	25
TOTAL ASSETS	9,866
Identifiable Liabilities
Trade payables	2,144
Deferred revenue	732
Accrued liabilities	1,195
Current portion of lease liabilities	536
Current debt	4,558
Long-term lease liabilities	207
Long-term debt	836
TOTAL LIABILITIES	10,208

Net assets (liabilities) acquired	(342)
Resulting goodwill	$29,759

Goodwill resulted from a combination of synergies and cost savings, and further expansion into Tennessee, Alabama, and Mississippi. All of the goodwill is deductible for income tax purposes. There are no contingent consideration arrangements included in the transaction.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022

4.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	June 30, 2023	December 31, 2022
Medical equipment	$103,571	$93,893
Furniture and equipment	3,115	2,792
Land	2,566	2,566
Buildings	7,129	7,043
Leasehold improvements	344	296
Vehicles	1,129	1,052
Less: Accumulated depreciation	(44,970)	(39,899)
Property and equipment, net of accumulated depreciation and amortization	$72,884	$67,743

Depreciation in the amount of $4,908,000 and $3,497,000 is included in cost of revenue for the three months ended June 30, 2023 and 2022, respectively, and in the amount of $9,430,000 and $6,656,000 for the six months ended June 30, 2023 and 2022, respectively. Medical equipment purchases with a cost of $2,526,000 and $738,000 were included in accounts payable at June 30, 2023 and December 31, 2022, respectively.

5.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	June 30, 2023	December 31, 2022
Accrued trade payables	$2,735	$2,254
Accrued commissions payable	737	608
Accrued bonuses payable	4,329	3,708
Accrued vacation and payroll	2,450	1,484
Current portion of phantom share liability	1,483	1,704
Purchase price payable	1,376	—
Accrued other liabilities	2,399	1,334
Total accrued liabilities	$15,509	$11,092

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022
6.     Debt

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at June 30, 2023.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022
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

The recorded balances associated with the 2022 Senior Credit Facilities are as follows:

	June 30, 2023	December 31, 2022
Outstanding balance	$13,000	$—
Financing costs and commitment fees	(748)	—
Less:
Current portion of notes payable	(250)	—
Net long-term notes payable	$12,002	$—

Medical Equipment Financing

As a result of the acquisition of HMP, the Company assumed equipment financing obligations consisting of installment payments for medical equipment which secure the financing. The financing obligations are payable in monthly installments through 2026 and include interest at rates ranging from 0% to 7.99%. As of June 30, 2023, $3 million of the outstanding medical equipment financing obligations is presented on the condensed consolidated balance sheets as short term debt and $0.1 million is presented as long term debt, based on the scheduled repayment dates.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022
Assets Measured at Fair Value on a Recurring Basis

The Company measures certain assets at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period.

The following tables summarize the Company's assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	At June 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$2,078	$—	$—	$2,078
Available for sale debt instrument	—	—	2,110	2,110
Total	$2,078	$—	$2,110	$4,188

	At December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$11,005	$—	$—	$11,005
Available for sale debt instrument	$—	$—	$2,000	$2,000
Total	$11,005	$—	$2,000	$13,005

Available for Sale Debt Instrument

The fair value of the Company’s available for sale debt instrument approximates its amortized cost basis due to the short maturity and indexed interest rate terms. The fair value is classified within Level 3 in the fair value hierarchy as the Company evaluates adjustments using a combination of observable and unobservable inputs, such as operating results of the counterparty as well observable prices in transactions of debt and equity instruments of the issuing counterparty when available. As of June 30, 2023, the analysis resulted in no adjustments to the carrying value impacting unrealized gains or losses. All changes to measured fair value during the period were the result of accrued interest.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. These assets include equity method investments and other equity investments. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. The Company's other equity investments are holdings in privately-held companies without a readily determinable market value. The Company remeasures equity securities without readily determinable fair value at fair value when an orderly transaction is identified for an identical or similar investment of the same issuer in accordance with the measurement alternative under Topic 820. ASU 2019-04 states that the measurement alternative is a nonrecurring fair value measurement. Accordingly, other equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because the Company estimates the value using a combination of observable and unobservable inputs, including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the holdings the Company owns.

The Company had no material adjustments of assets measured at fair value on a nonrecurring basis during any of the periods presented. There were no transfers between fair value measurement levels during any presented period.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022
8.     Shareholders' Equity

Authorized share capital

The Company’s authorized share capital consists of an unlimited number of common shares, with no stated par value.

Issued and outstanding share capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,400,422 and 38,049,739 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

For the six months ended June 30, 2023, the Company acquired and cancelled 66,734 common shares at a cost of $0.5 million to satisfy employee income tax withholding associated with RSUs vesting. The Company’s retained earnings were reduced by the amount paid for the shares repurchased and cancelled.

Stock-based compensation

Effective June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan"). Upon approval of the Omnibus Plan, no future awards are available to be made under the Company's previous RSU and Option Plans (collectively, the "Former Plan"), and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security-based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,211 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of June 30, 2023, the Company had outstanding options of 4,244,000 and RSUs of 1,123,000 associated with common shares under the Omnibus Plan.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation - options	$301	$757	$649	$1,577
Stock-based compensation - restricted stock units	1,170	514	2,213	999
Total	$1,471	$1,271	$2,862	$2,576

At June 30, 2023, there was approximately $889,000 of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted-average period of 1.32 years. As of June 30, 2023, there was approximately $4,780,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.26 years.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022
Options

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2022	4,497	$5.26	6.9 years	$11,356
Issued	—	—
Exercised	(228)	5.51
Expired / Forfeited	(25)	6.47
Balance June 30, 2023	4,244	$5.24	6.4 years	$19,290
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing share price of the Company's common stock on the last trading day of the period ($9.78).

The aggregate intrinsic value of options outstanding was $19,290,197 and options exercisable were $16,579,787 at June 30, 2023. For the six months ended June 30, 2023, 228,000 common shares were issued pursuant to the exercise of stock options.

At June 30, 2023, the Company had 3,415,000 exercisable stock options outstanding with a weighted average exercise price of $4.93 and a weighted average remaining contractual life of 6.0 years. At December 31, 2022, the Company had 2,841,000 exercisable stock options outstanding with a weighted average exercise price of $4.53 and a weighted average remaining contractual life of 6.1 years.

The fair value of the stock options has been charged to the Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the six months ended June 30, 2023.

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

The following table summarizes RSU activity for the six months ended June 30, 2023:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2022	629	$5.62	0.88 years	$4,755
Issued	702	7.87
Vested	(190)	5.56
Expired / Forfeited	(18)	6.70
Balance June 30, 2023	1,123	$7.02	1.26 years	$10,986
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the Company's closing stock price on the last trading day of the period ($9.78).

During the six months ended June 30, 2023, the Company issued 702,206 RSUs with a vesting term of three years and a fair value of $5.6 million. During the three months ended June 30, 2023, the Company issued no RSUs.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022

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

The following table summarizes phantom share unit activity for the six months ended June 30, 2023:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2022	513	$3,878
Issued	176	1,401
Vested	(239)	(578)
Expired / Forfeited	(20)	(196)
Balance June 30, 2023	430	$4,200
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s stock at that time, the value of issued share equivalents is based on the market price of the Company’s stock at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, and the values of expired/forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's stock at the end of the period. The market price of the Company's stock was $9.78 on June 30, 2023.

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with phantom share units at June 30, 2023 is $2,120,000, with $1,483,000 of this amount included in current accrued liabilities and the remaining portion of $637,000 included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of phantom share units is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes expense (benefit) associated with the phantom share units for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general, and administrative	$687	$538	$1,837	$949

The Company paid cash settlements of $2,309,000 and $1,389,000 during the six months ended June 30, 2023 and 2022, respectively, pertaining to vestings of cash-settled phantom share units.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022
9.     Commitments and Contingencies

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

Legal Proceedings

As previously disclosed, the Company (through its subsidiary Sleep Management LLC) submitted a purchase order (the “Purchase Order”) in March 2020 to Vyaire Medical, Inc. d/b/a CareFusion Respiratory Technologies (“Vyaire”) for respiratory equipment. The Company ultimately prepaid $1.4 million towards the delivery of such respiratory equipment. Vyaire was unable or unwilling to deliver the vast majority of the respiratory equipment referenced in the Purchase Order, and also refused to refund the prepayment amount (less the amounts paid for equipment actually received). On July 29, 2020, the Company (through its subsidiary Sleep Management LLC) filed a lawsuit against Vyaire in the United States District Court for the Western District of Louisiana (the “Court”). This lawsuit was dismissed on December 8, 2020 in connection with the commencement of the lawsuit filed by the Company (through its subsidiary Sleep Management) on November 5, 2020, against Vyaire in the 15th Judicial District Court for the Parish of Lafayette, Louisiana (the “State Court”) seeking damages for breach of contract and seeking a declaratory judgment that the Company is not required to pay any further funds to Vyaire. On December 28, 2020, Vyaire filed its Answer, Affirmative Defenses, and Reconventional Demand (“Reconventional Demand”) with the State Court alleging breach of contract and seeking damages of $4.7 million, purportedly for the improper cancellation of the Purchase Order. The Company filed its Answer to the Reconventional Demand on February 12, 2021 and the parties completed discovery on July 17, 2023. The Company filed a Motion for Summary Judgment on June 9, 2023. The Court has set an August 28, 2023 hearing on that motion and has set a date for a non-jury trial on October 30, 2023.

The Company continues to believe that it has valid legal and equitable grounds to recover its outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. The Company has determined that a loss related to the Reconventional Demand is not probable, and thus has not accrued a liability related to this claim. Although a loss may be reasonably possible, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Reconventional Demand given that the dispute is in the early stages of the legal process. As of June 30, 2023, outstanding funds in the amount of $0.9 million related to undelivered respiratory equipment are included within other long-term assets.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022
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

In May of 2021, a final report and recommendation (“Report”) was issued by the OIG regarding an audit by OIG of claims relating to 100 of the Company’s non-invasive ventilation at home (“NIVH”) patients. The OIG asserted that most of the sampled Medicare claims submitted for the monthly rental of non-invasive ventilators did not comply with Medicare requirements. The Company firmly believed that the Report ignored each patient’s diagnosis and supporting documentation of that diagnosis from treating and prescribing physicians and applied clinical guidelines that were contrary to CMS’s accepted standard of care. In late June of 2021, the Company received initial request letters from DME Medicare Administrative Contractors ("MACs") referencing the Report and requesting repayment of purported overpayments. The Company responded to each initial request by submitting a rebuttal and by filing a redetermination appeal as prescribed by the initial request letters and by statute. In September 2021, the MACs informed the Company of unfavorable decisions with respect to the redetermination appeals. In November 2021, the Company filed Reconsideration Appeals with CMS's designated Qualified Independent Contractor ("QIC"). Based on its review, the QIC determined that approximately 77% of the claims it reviewed were medically necessary and properly payable under Medicare rules and regulations, overturning OIG’s and the MACs' initial recommendations and determinations. As a result of the QIC's reconsideration findings, reduced and recalculated principal overpayment requests totaling $1.1 million were issued by the MACs. In order to limit the assessment of interest during the appeals period, the Company remitted the associated funds to the MACs. In December 2022, an Administrative Law Judge overturned all of the remaining appealed claims and instructed the MACs to refund all funds previously remitted by the Company. Accordingly, the funds remitted to the MACs are recorded in Prepaid expenses and other assets at December 31, 2022 and were received during the six months ended June 30, 2023.

10.     Income Taxes

For the six months ended June 30, 2023, the Company recorded income tax expense of $1.2 million, which includes a discrete tax benefit of $0.1 million associated with stock-based compensation arrangements. Excluding the impact of the discrete taxes, the effective rate for the six months ended June 30, 2023 is 28.6%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year.

At June 30, 2023 and 2022, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2019.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2023 and 2022
The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator - basic and diluted:
Net income attributable to shareholders	$2,330	$967	$3,847	$2,729

Denominator:
Basic weighted-average number of common shares	38,324,249	38,773,580	38,240,902	39,195,317
Diluted weighted-average number of shares	40,676,951	39,752,928	40,383,616	40,056,953

Basic earnings per share	$0.06	$0.02	$0.10	$0.07
Diluted earnings per share	$0.06	$0.02	$0.10	$0.07

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	38,324,249	38,773,580	38,240,902	39,195,317
Stock options and other dilutive securities	2,352,702	979,348	2,142,714	861,636
Diluted weighted-average number of shares	40,676,951	39,752,928	40,383,616	40,056,953

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2023 and 2022
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
June 30, 2023 and 2022
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

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 59.4% and 68.6% of our traditional revenue, excluding COVID-19 response sales and services, for the three months ended June 30, 2023 and 2022, respectively, and 61.4% and 69.9% for the six months ended June 30, 2023 and 2022, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2023 and 2022
We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of June 30, 2023, we employed 330 licensed RTs, representing approximately 34% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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

Trends Affecting our Business

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives were implemented to reduce the transmission of COVID-19, including travel bans and restrictions, the postponement of non-essential medical surgeries, limiting access to medical facilities, and adoption of social distancing and remote working policies. Employee and patient safety is our first priority, and as a result, we put preparedness plans in place for our employees, especially our clinical personnel, and modified our clinical protocols to limit unnecessary patient encounters. On May 11, 2023, the COVID-19 Public Health Emergency declared by the Secretary of HHS under Public Health Service Act section 319 ("COVID-19 PHE") ended. The U.S. Food and Drug Administration has announced in the Federal Register that the Emergency Use Authorization for certain ventilators and PAP and RAD devices will be in effect until November 7, 2023, 180 days beyond the end of the COVID-19 PHE. At the end of the COVID-19 PHE, many waivers and flexibilities available during the COVID-19 pandemic will become unavailable.

While COVID-19 related measures have not had a material impact on our consolidated operating results for the six months ended June 30, 2023, we cannot predict at this time the impact that the end of the COVID-19 PHE will have on our business and financial condition. Accordingly, we cannot assure you that demand for our products and services will continue or that we will be able to maintain operations necessary to satisfy such demand, including sufficient personnel, supply chains and distributions channels.

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
June 30, 2023 and 2022
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

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Financial Information:
Revenue	$43,311	$39,556	$37,508	$35,759	$33,310	$32,255	$31,962	$29,285
Gross Profit	$26,106	$24,004	$22,896	$21,651	$20,390	$19,743	$19,662	$18,381
Gross Profit %	60%	61%	61%	61%	61%	61%	62%	63%
Net Income	$2,330	$1,517	$2,438	$1,055	$967	$1,762	$4,087	$1,789
Cash (As of)	$10,224	$23,544	$16,914	$21,478	$21,922	$29,248	$28,408	$26,867
Total Assets (As of)	$149,117	$124,634	$117,043	$119,419	$115,904	$119,007	$117,962	$115,486
Adjusted EBITDA(1)	$9,810	$8,328	$9,306	$6,982	$6,458	$7,273	$9,549	$7,419
Operational Information:
Vent Patients(2)	10,005	9,337	9,306	9,127	8,837	8,434	8,405	8,200
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2023 and 2022
Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022:

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	% of Total Revenue	2022	% of Total Revenue	$ Change	% Change
Revenue	$43,311	100.0%	$33,310	100.0%	$10,001	30.0%
Cost of revenue	17,205	39.7%	12,920	38.8%	4,285	33.2%
Gross profit	26,106	60.3%	20,390	61.2%	5,716	28.0%
Selling, general and administrative	20,563	47.5%	17,536	52.6%	3,027	17.3%
Research and development	758	1.8%	672	2.0%	86	12.8%
Stock-based compensation	1,471	3.4%	1,271	3.8%	200	15.7%
Depreciation	298	0.7%	243	0.7%	55	22.6%
Loss (gain) on disposal of property and equipment	117	0.3%	(110)	(0.3)%	227	(206.4)%
Other expense (income)	(2)	—%	(223)	(0.7)%	221	(99.1)%
Income from operations	2,901	6.7%	1,001	3.0%	1,900	189.8%
Non-operating income and expenses
Income from equity method investments	137	0.3%	446	1.3%	(309)	(69.3)%
Interest expense, net	20	—%	(59)	(0.2)%	79	(133.9)%
Net income before taxes	3,058	7.1%	1,388	4.2%	1,670	120.3%
Provision (benefit) for income taxes	728	1.7%	421	1.3%	307	72.9%
Net income	$2,330	5.4%	$967	2.9%	$1,363	141.0%

Revenue

The following table summarizes our revenue for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	% of Total Revenue	2022	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$25,712	59.4%	$22,736	68.3%	$2,976	13.1%
Other durable medical equipment rentals	8,419	19.4%	4,912	14.8%	3,507	71.4%
Net revenue from sales and services
Equipment and supply sales	6,778	15.6%	3,245	9.7%	3,533	108.9%
COVID-19 response sales and services	—	—%	183	0.5%	(183)	(100.0)%
Service revenues	2,402	5.6%	2,234	6.7%	168	7.5%
Total net revenue	$43,311	100.0%	$33,310	100.0%	$10,001	30.0%

For the three months ended June 30, 2023, net revenue totaled $43.3 million, an increase of $10.0 million (or 30.0%) from the comparable period in 2022. Excluding COVID-19 response sales and services revenue, net revenue increased $10.2 million (or 30.7%) from the comparable period in 2022. The net revenue growth was associated with an increase in ventilator rental revenue of $3.0 million (or 13.1%) which can be primarily attributed to the organic expansion of our active ventilator patient base. In addition to the ventilator rental revenue growth, net revenue growth was also driven by an increase in rental revenue from other DME of $3.5 million (or 71.4%), consisting of rental revenue from continued national expansion of PAP, oxygen therapy, and percussion vest activities. Equipment and supply sales increased by $3.5 million (or 108.9%), primarily driven by the continued growth of the PAP resupply program and other sleep offerings. Service revenues increased by $0.2 million (or 7.5%) primarily due to the growth of healthcare staffing services. While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales and services, as well as our healthcare staffing offerings, is contributing significantly to the diversity of our overall revenue mix.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2023 and 2022

There were no COVID-19 response sales and services during the three months ended June 30, 2023, compared to $0.2 million during the three months ended June 30, 2022. The magnitude and persistence of future COVID-19 response sales and services revenue remains uncertain and is dependent on the intensity and length of the COVID-19 pandemic and the demand for ongoing services from primarily governmental customers.

The financial results of the acquired operations relating to the recent HMP acquisition (as discussed in Note 3 – Business Combinations) were reflected for just one month during the three months ended June 30, 2023, and primarily impacted sleep related products and services. We expect the HMP acquisition to have a more meaningful impact in the upcoming quarter when results of operations will be reflected for the entire period. The HMP acquisition is expected to further enhance our growth and overall profitability.

Cost of revenue and gross profit

For the three months ended June 30, 2023, cost of revenue totaled $17.2 million, an increase of $4.3 million (or 33.2%) from the comparable period in 2022. Overall gross profit percentage decreased from 61.2% in the three months ended June 30, 2022 to 60.3% in the three months ended June 30, 2023. The decline in gross profit percentage is primarily attributable to the migration of our revenue mix, which reflects our deliberate efforts towards product and service diversification, aimed at further enhancing our market position. As a result of subsiding inflationary cost pressures and the positive effects of seasonality in collection rates, gross profit percentage for our normal operations is expected to increase through the end of 2023, partially offset by the impacts of continued product and service diversification.

Selling, general and administrative expense

Selling, general, and administrative expenses as a percentage of revenue decreased to 47.5% for the three months ended June 30, 2023 compared to 52.6% for the three months ended June 30, 2022. Selling, general and administrative expenses totaled $20.6 million for the three months ended June 30, 2023, an increase of $3.0 million (or 17.3%) from the comparable prior period. The increase in overall selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses to accommodate the overall growth of the Company. Our full time employee count increased from 715 on June 30, 2022 to 974 on June 30, 2023, an increase of 36.2%, which was partially due to the acquisition of HMP on June 1, 2023. Employee compensation expenses increased $2.3 million (or 22%) as a result of the increase in our employee headcount and increases in incentive and volume based compensation. We expect that current year selling, general and administrative expenses as a percentage of revenue will continue to improve through the end of 2023 due to increased efficiencies and costs stabilization relative to revenue growth.

Research and development

For the three months ended June 30, 2023, research and development expense totaled $0.8 million, an increase of $0.1 million (or 12.8%) from the comparable period in 2022. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will remain consistent in 2023 relative to 2022 costs.

Stock-based compensation

For the three months ended June 30, 2023, stock-based compensation totaled $1.5 million, an increase of 15.7% from the comparable period in 2022. We anticipate that as we expand our workforce, incorporating stock-based awards as a component of employee compensation, stock-based compensation expenses will correspondingly rise. Historically, revenue growth has outpaced the growth in stock-based compensation, and as a result, the percentage of stock-based compensation relative to revenue is expected to continue declining.

Interest expense, net

As a result of the issuance of debt to fund the acquisition of HMP, we expect net interest expense to increase accordingly for the remainder of 2023.

Provision for income taxes

For the three months ended June 30, 2023, the provision for income taxes was a $0.7 million expense, compared to $0.4 million during the comparable period in 2022. The increase in income tax expense was primarily due to the increase in pre-tax income. Our annual estimated effective tax rate for 2023 is 28.6%.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2023 and 2022

Net income

For the three months ended June 30, 2023, net income was $2.3 million, an increase of $1.4 million (or 141.0%) from the comparable period in 2022. Net income as a percentage of net revenue increased from 2.9% for the three months ended June 30, 2022 to 5.4% for the three months ended June 30, 2023, primarily due to improvements in selling, general, and administrative expenses associated with increased efficiencies and stabilizing costs.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2023 and 2022
Comparison of the Six Months Ended June 30, 2023 and 2022:

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	% of Total Revenue	2022	% of Total Revenue	$ Change	% Change
Revenue	$82,867	100.0%	$65,565	100.0%	$17,302	26.4%
Cost of revenue	32,757	39.5%	25,432	38.8%	7,325	28.8%
Gross profit	50,110	60.5%	40,133	61.2%	9,977	24.9%
Selling, general and administrative	40,325	48.7%	33,312	50.8%	7,013	21.1%
Research and development	1,538	1.9%	1,304	2.0%	234	17.9%
Stock-based compensation	2,862	3.5%	2,576	3.9%	286	11.1%
Depreciation	538	0.6%	480	0.7%	58	12.1%
Loss (gain) on disposal of property and equipment	95	0.1%	(124)	(0.2)%	219	NM
Other expense (income)	(83)	(0.1)%	(664)	(1.0)%	581	(87.5)%
Income from operations	4,835	5.8%	3,249	5.0%	1,586	48.8%
Non-operating expenses
Income from equity method investments	172	0.2%	769	1.2%	(597)	NM
Interest expense, net	69	0.1%	(123)	(0.2)%	192	(156.1)%
Net income before taxes	5,076	6.1%	3,895	5.9%	1,181	30.3%
Provision for income taxes	1,229	1.5%	1,166	1.8%	63	NM
Net income	$3,847	4.6%	$2,729	4.2%	$1,118	41.0%

Revenue

The following table summarizes our revenue for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	% of Total Revenue	2022	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$50,859	61.4%	$44,254	67.5%	$6,605	14.9%
Other durable medical equipment rentals	15,325	18.5%	9,271	14.1%	6,054	65.3%
Net revenue from sales and services
Equipment and supply sales	11,542	13.9%	6,282	9.6%	5,260	83.7%
COVID-19 response sales and services	—	—%	2,278	3.5%	(2,278)	(100.0)%
Service revenues	5,141	6.2%	3,480	5.3%	1,661	47.7%
Total net revenue	$82,867	100.0%	$65,565	100.0%	$17,302	26.4%

For the six months ended June 30, 2023, revenue totaled $82.9 million, an increase of $17.3 million (or 26.4%) from the comparable period in 2022. Excluding COVID-19 response sales and services revenue, net revenue increased $19.6 million (or 30.9%) from the comparable period in 2022. The net revenue increase was comprised of an increase in ventilator rental revenue of $6.6 million (or 14.9%), rental revenue from other DME of $6.1 million (or 65.3%), equipment and supply sales of $5.3 million (or 83.7%), and service revenue of $1.7 million (or 47.7%). The growth in other durable medical equipment rentals and equipment and supply sales has been primarily driven by the continued national expansion of PAP, oxygen therapy, and percussion vest activities. The increase in equipment sales and supplies is primarily driven by the success of our PAP resupply program and other sleep offerings. The increase in service revenue is primarily due to the addition of our healthcare staffing offerings. While ventilator rentals continue to make up the majority of our revenue, the organic and acquired growth of PAP and oxygen related sales and services, as well as our healthcare staffing offerings, is contributing significantly to the diversity of our overall revenue mix.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2023 and 2022
There were no COVID-19 response sales and services during the six months ended June 30, 2023, compared to $2.3 million during the comparable six month period in 2022. The magnitude and persistence of future COVID-19 response sales and services revenue remains uncertain and is dependent on the intensity and length of the COVID-19 pandemic and the demand for ongoing services from primarily governmental customers.

Cost of revenue and gross profit

For the six months ended June 30, 2023, cost of revenue totaled $32.8 million, an increase of $7.3 million (or 28.8%) from the comparable period in 2022. Overall gross profit percentage decreased from 61.2% for the six months ended June 30, 2022 to 60.5% for the six months ended June 30, 2023. The decline in gross profit percentage is primarily attributable to the migration of our revenue mix, which reflects our deliberate efforts towards product and service diversification, aimed at further enhancing our market position. As a result of subsiding inflationary cost pressures and the positive effects of seasonality in collection rates, gross profit percentage for our normal operations is expected to increase through the end of 2023, partially offset by the impacts of continued product and service diversification.

Selling, general and administrative expense

Selling, general, and administrative expenses as a percentage of revenue decreased to 48.7% for the six months ended June 30, 2023 compared to 50.8% for the six months ended June 30, 2022. Selling, general and administrative expenses totaled $40.3 million for the six months ended June 30, 2023, an increase of $7.0 million (or 21.1%) from the comparable period in 2022. The overall increase in selling, general and administrative expense as compared to the prior period is primarily due to additional employee related expenses to accommodate the overall growth of the Company and transaction costs related to the acquisition of HMP. Our full time employee count increased from 715 on June 30, 2022 to 974 on June 30, 2023, an increase of 36.2%, which was partially due to the acquisition of HMP on June 1, 2023. Employee compensation expenses increased $5.4 million (or 27%) as a result of the increase in our employee headcount and increases in incentive and volume based compensation. Included in this amount is a $0.9 million increase related to the impact of our phantom stock plan which is measured at fair value as of the end of the reporting period based on closing stock price. During the six months ended June 30, 2023, our stock price increased by 29.3%, resulting in an increase in the accrual of the related phantom stock expense. We expect that current year selling, general and administrative expenses as a percentage of revenue will continue to improve through the end of 2023 due to increased efficiencies and costs stabilization relative to revenue growth.

Research and development

For the six months ended June 30, 2023, research and development expense totaled $1.5 million, an increase of $0.2 million (or 17.9%) from the comparable period in 2022. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will remain consistent in 2023 relative to 2022 costs.

Stock-based compensation

For the six months ended June 30, 2023, stock-based compensation totaled $2.9 million, an increase of 11.1% from the comparable period in 2022. We anticipate that as we expand our workforce, incorporating stock-based awards as a component of employee compensation, stock-based compensation expenses will correspondingly rise. Historically, revenue growth has outpaced the growth in stock-based compensation, and as a result, the percentage of stock-based compensation relative to revenue is expected to continue declining.

Interest expense, net

As a result of the issuance of debt to fund the acquisition of HMP, we expect net interest expense to increase accordingly for the remainder of 2023.

Provision for income taxes

For the six months ended June 30, 2023, the provision for income taxes was a $1.2 million expense, compared to $1.2 million during the comparable period in 2022. The resulting decrease in the overall effective tax rate as a percentage of pre-tax income was due to the impact of discrete tax benefits associated with stock-based compensation between periods. Our annual estimated effective tax rate for 2023 is 28.6%.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2023 and 2022
Net income

For the six months ended June 30, 2023, net income was $3.8 million, an increase of $1.1 million (or 41.0%) from the comparable period in 2022. Net income as a percentage of revenue increased from 4.2% for the six months ended June 30, 2022 to 4.6% for the six months ended June 30, 2023, primarily due to improvements in selling, general, and administrative expenses associated with increased efficiencies and stabilizing costs.

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
The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Net Income	$2,330	$1,517	$2,438	$1,055	$967	$1,762	$4,087	$1,789
Add back:
Depreciation	5,207	4,762	4,373	4,120	3,740	3,397	3,120	2,867
Interest expense (income)	(20)	(49)	32	42	59	64	69	75
Stock-based compensation(a)	1,471	1,391	1,317	1,309	1,271	1,305	1,305	1,302
Transaction costs(b)	94	206	—	—	—	—	—	—
Income tax expense	728	501	1,146	456	421	745	968	1,386
Adjusted EBITDA	$9,810	$8,328	$9,306	$6,982	$6,458	$7,273	$9,549	$7,419

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2023 and 2022
Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2023 was $10.2 million, compared to $16.9 million at December 31, 2022. Based on our current plan of operations, we believe this amount, when combined with expected cash flows from operations and amounts available under our line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company utilizes short term financing arrangements with a major supplier that could be extended over a longer term if there was a need for additional liquidity.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net Cash provided by (used in):
Operating activities	$18,119	$12,092
Investing activities	(36,112)	(10,495)
Financing activities	11,303	(8,083)
Net decrease in cash and cash equivalents	$(6,690)	$(6,486)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2023 was $18.1 million, resulting from net income of $3.8 million, increased by non-cash net income adjustments of $12.3 million and a change in net operating liabilities of $1.7 million, which was offset by a change in net operating assets of $0.3 million. The non-cash net income adjustments primarily consisted of $10.0 million of depreciation, $2.9 million of stock-based compensation, $0.2 million gain on equity investments and a $0.7 million change in deferred tax asset. The primary changes in working capital were an increase in net accounts receivable of $0.5 million, an increase in income taxes receivable of $1.0 million, offset by a decrease in other assets of $2.1 million and an increase in accrued liabilities of $1.6 million.

Net cash provided by operating activities during the six months ended June 30, 2022 was $12.1 million, primarily resulting from net income of $2.7 million, increased by non-cash net income adjustments of $8.1 million and a change in net operating liabilities of $0.3 million, and decreased by a change in net operating assets of $0.3 million. The non-cash net income adjustments primarily consisted of $7.1 million of depreciation, $2.6 million of stock-based compensation, $0.8 million gain on equity investments and a $0.7 million change in deferred tax asset. The primary changes in working capital were an increase in net accounts receivable of $1.5 million, offset by an increase in income taxes payable of $1.4 million and a decrease in inventory of $1.0 million. Included in our operating cash flows for the period is the receipt of $0.4 million in Provider Relief Funds.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 was $36.1 million, primarily due to the net cash paid for the acquisition of HMP of $27.1 million. Net cash used in investing activities during the period also consisted of $10.8 million of purchases of property and equipment, partially offset by $1.8 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Cash purchases of property and equipment represents a $0.2 million, or 2.1%, decrease year over year.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2023 and 2022
Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 was $11.3 million. For the six months ended June 30, 2023, proceeds from the 2022 Term Loan Facility (as defined below) were $5.0 million and proceeds from the 2022 Revolving Credit Facility (as defined below) were $8.0 million, which were used to partially fund the cash acquisition of HMP. Principal payments on acquired revolving and term loans were $2.4 million during the six months ended June 30, 2023. The Company acquired and cancelled 66,734 common shares at a cost of $0.5 million to satisfy employee income tax withholding associated with RSUs vestings while proceeds from the exercise of options during the six months ended June 30, 2023 were $1.2 million.

Net cash used in financing activities during the six months ended June 30, 2022 was $8.1 million. For the six months ended June 30, 2022, the Company repurchased and canceled 1,350,567 common shares at a cost of $7.0 million pursuant to the Share Repurchase Program authorized by the Board of Directors on March 7, 2022 (the "2022 Share Repurchase Program"). The Company also acquired and cancelled 23,742 common shares at a cost of $0.1 million to satisfy employee income tax withholding associated with RSUs vesting during the six months ended June 30, 2022. Net cash used in financing activities during the six months ended June 30, 2022 also included $0.9 million in principal payments on the Term Note (as defined below).

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

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility and 2022 Revolving Credit Facility were $5 million and $8 million, respectively, as of June 30, 2023.

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at June 30, 2023.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2023 and 2022
Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, funding of business combinations, operations, and other working capital requirements. The following table presents our material contractual obligations and commitments to make future payments as of June 30, 2023:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$4,374	$16,000
Lease Obligations	$377	$257
Total	$4,751	$16,257

Except for the funding of potential business combinations and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after June 30, 2023. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $325,000 and $351,000 for the three months ended June 30, 2023 and 2022, respectively, and $735,000 and $622,000 for the six months ended June 30, 2023 and 2022, respectively.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2023 and 2022
Allowance for Doubtful Accounts

The Company estimates that a certain portion of receivables from customers may not be collected and maintains an allowance for doubtful accounts. The Company evaluates the net realizable value of accounts receivable as of the date of Consolidated Balance Sheets. Specifically, we consider historical realization data, including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that the estimates could change, which could have a material impact on the operations and cash flows. If circumstances related to certain customers change or actual results differ from expectations, our estimate of the recoverability of receivables could fluctuate from that provided for in our consolidated financial statements. A change in estimate could impact bad debt expense and accounts receivable. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for doubtful accounts in future periods. Our allowance for doubtful accounts was $11.0 million and $9.4 million as of June 30, 2023 and 2022, respectively, and based on our analysis, we believe the reserve is adequate for any exposure to credit losses.

Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

VIEMED HEALTHCARE, INC.
June 30, 2023 and 2022
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
June 30, 2023 and 2022
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various ongoing or threatened legal actions and other proceedings, including those that arise in the ordinary course of business, which may include employment matters, breach of contract disputes, as well as governmental and regulatory matters. Please read Note 9—Commitments and Contingencies to our condensed consolidated financial statements for more information. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 2, 2023, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our risk factors from those disclosed in that Annual Report.

Our strategic growth plan, which involves the acquisition of other businesses, may not succeed.

The Company's strategic growth plan calls for significant growth in its business over the next several years through an increase in its density in select markets where it is established as well as the expansion of its geographic footprint into new markets. This growth would place (and has placed) significant demands on the Company’s management team, systems, internal controls and financial and professional resources. As a result, the Company could be required to incur (and has incurred) expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding the Company’s information technology infrastructure. If the Company is unable to effectively manage growth, its financial results could be adversely impacted.

The Company’s strategic growth plan contemplates continued growth from future acquisitions of home medical equipment and service providers. The Company may face increased competition for attractive acquisition candidates, which may limit the number of acquisition opportunities available to the Company or lead to the payment of higher prices for its acquisitions. Without successful acquisitions, the Company’s future growth rate could decline. In addition, the Company cannot guarantee that any future acquisitions, if consummated, will result in further growth.

The integration of acquisitions requires significant attention from management, may impose substantial demands on the Company’s operations or other projects and may impose challenges on us including, but not limited to, consistencies in business standards, procedures, policies and business cultures. There can be no assurance that any future acquisitions, if consummated, will result in further growth. Specific integration risks relating to the acquisition of other businesses by the Company may include: difficulties related to combining previously separate businesses into a single unit, including patient transitions, product and service offerings, distribution and operational capabilities and business cultures;availability of financing to the extent needed to fund acquisitions;customer loss and other general business disruption; managing the integration process while completing other independent acquisitions or dispositions;diversion of management’s attention from day-to-day operations; assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; potentially substantial costs and expenses associated with acquisitions and dispositions; and failure to retain and motivate key employees difficulties in establishing and applying the Company’s internal control over financial reporting and disclosure controls and procedures to an acquired business.

VIEMED HEALTHCARE, INC.
June 30, 2023 and 2022
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Company Repurchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common shares during the three months ended June 30, 2023.

Period	Total number of shares (or units) purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs
Apr 1- Apr 30, 2023	—	$—	—	189,851
May 1- May 31, 2023	—	$—	—	189,851
Jun 1- Jun 30, 2023	—	$—	—	189,851
Total	—	$—	—	189,851

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

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. Our subsidiaries are restricted from making distributions or dividend payments to us by the 2022 Senior Credit Facilities, subject to certain exceptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

VIEMED HEALTHCARE, INC.
June 30, 2023 and 2022
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
* Filed herewith.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
# Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

VIEMED HEALTHCARE, INC.
June 30, 2023 and 2022
SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: August 9, 2023

Page 44