Form 10-K
period 2023-12-31
VIEMED HEALTHCARE, INC.
filed 2024-03-06
CIK 1729149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant computed as of June 30, 2023 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the common shares on the Nasdaq Stock Market was $329,893,004.

As of February 9, 2024, there were 38,756,636 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
December 31, 2023 and 2022

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and the other documents we file with the SEC and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which the we operate; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; the state of the capital markets; the availability of funds and resources to pursue operations; inflation; reductions in reimbursement rates and audits of reimbursement claims by various governmental and private payor entities; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; our status as an emerging growth company and a smaller reporting company; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

CURRENCY

References in this Annual Report on Form 10-K to “$”, “US$” or “U.S. dollars” are to United States dollars. All dollar amounts herein are in United States dollars.

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
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

Corporate Information

Viemed Healthcare, Inc. is a holding company incorporated in British Columbia under the Business Corporations Act in December 2016. The common shares of Viemed trade on the Nasdaq Capital Market under the trading symbol "VMD". Viemed’s registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 Canada and its principal executive office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

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
December 31, 2023 and 2022
Products and Services

Viemed’s services include the following:

•Home Medical Equipment: Viemed provides respiratory and other home medical equipment solutions (primarily through monthly rental arrangements), including home ventilation (invasive and non-invasive), BiPAP (bi-level positive airway pressure) and CPAP (continuous positive airway pressure) devices, percussion vests, oxygen concentrators, and other medical equipment. Revenue derived from the rental and sale of home medical equipment represented a combined 94.2% and 93.8%, respectively, of Viemed’s 2023 and 2022 traditional revenue, excluding COVID-19 response sales and services. Viemed provides home medical equipment through the following service programs:

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

Monthly rental revenue from ventilators represented approximately 59% and 68%, respectively, of Viemed's 2023 and 2022 traditional revenue, excluding COVID-19 response sales and services. While Viemed plans to continue investigating and introducing new complementary products and services and further expanding the coverage of existing products, home ventilation (both invasive and non-invasive) is expected to continue to represent the substantial majority of Viemed’s revenue.

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
December 31, 2023 and 2022
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
December 31, 2023 and 2022
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

CMS conducts a competition for each competitive acquisition area under which providers submit bids to supply certain covered items of DME. Under the competitive bidding program, DME suppliers compete to become Medicare contract suppliers by submitting bids to furnish certain items in competitive bidding areas. As part of the competitive bidding process, single payment amounts (“SPAs”) replace the current Medicare DME fee schedule payment amounts for selected items in certain areas of the country. The SPAs are determined by using bids submitted by DME suppliers. In 2019, CMS included non-invasive ventilator products on the list of products subject to the competitive bidding program in Round 2021. On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President's exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas. However, we are uncertain if non-invasive ventilators and oxygen and PAP devices will be included in future competitive bidding programs. The current Round 2021 contracts expired on December 31, 2023 and CMS has not announced a new round of competitive bidding. Historically, CMS announces new rounds of competitive bidding and starts the process approximately 18 months prior to the contract start date. We cannot predict the outcome of the competitive bidding process for contracted supplier selection or the impact of the competitive bidding process on reimbursements to our existing customers.

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
December 31, 2023 and 2022

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

Federal False Claims Act and Civil Monetary Penalties Law. The Federal False Claims Act (“FCA”) provides, in part, that the federal government or a private party on behalf of the government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government or who has knowingly retained an overpayment. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring whistleblower lawsuits against companies. Further, on June 1, 2023, the United States Supreme Court issued a decision further clarifying the meaning of “knowingly” presenting a false claim for purposes of the FCA. This decision places newfound emphasis on the subjective beliefs of the person or entity making the claim, which may invite closer scrutiny of health care providers’ subjective beliefs as to the compliance of claims submitted to governmental healthcare programs.

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

Although we believe that we are in compliance with the Federal False Claims Act as well as the Civil Monetary Penalties Law, if we are found in violation of the same, we could be subject to various liabilities and penalties, including fines ranging from $13,946 to $27,894 for each false claim in violation of the Federal False Claims Act (as of 2023, and subject to annual adjustments for inflation) and varying amounts based on the type of violation of the Civil Monetary Penalties Law, plus up to three times the amount of damages that the federal government sustained because of the act of that person. In addition, the federal government may also seek exclusion from participation in all federal healthcare programs.

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
December 31, 2023 and 2022
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
December 31, 2023 and 2022
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
December 31, 2023 and 2022
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

CMS, which is the agency within the HHS that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not “reasonable and necessary” for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a National Coverage Determination (“NCD”) or at the local level through a Local Coverage Determination (“LCD”) by a regional DME MAC. CMS could issue new NCDs or the regional DME MACs could issue LCDs related to a full range of respiratory DME products. If such NCDs or LCDs are issued or revised, they could significantly alter the coverage under Medicare and materially impact our business.

With respect to our ventilator products, an NCD for the DME Reference List, which has been effective since April 1, 2003, indicates that ventilators, including our products, are covered for the treatment of neuromuscular diseases, thoracic restrictive diseases, and chronic respiratory failure consequent to chronic obstructive pulmonary disease. While the NCD for the DME Reference List has been updated, no separate NCD has been issued for ventilators. Monthly rental revenue from ventilators represented approximately 59% and 68%, respectively, of traditional revenue, excluding COVID-19 response sales and services, for 2023 and 2022. Medicare Administrative Contractors responsible for processing durable medical equipment claims have issued LCDs for Respiratory Assist Devices (“RADs”) which contain language describing an overlap in conditions used to determine coverage for RADs and ventilator devices. These LCDs state that the treatment plan for any individual patient, including the determination to use a ventilator or a BiPAP, may vary and will be made based upon the specifics of each individual beneficiary’s medical condition. Due to this variability, determinations of coverage for our ventilator products are subject to scrutiny of individual medical records and claims. Revenues from Medicare and Medicaid accounted for 46% and 56%, respectively, of traditional revenue, excluding COVID-19 response sales and services, for the years ended December 31, 2023 and 2022.

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
December 31, 2023 and 2022
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

Competition

The respiratory care industry is highly competitive. While Viemed is one of the top providers of NIV and related services in the United States, its current competitors may gain market share, and any new entrants, with greater financial and technical resources, may provide additional competition. Accordingly, there can be no assurance that Viemed will be able to grow its operations organically to meet the competitive environment.

Significant Customers

For the years ended December 31, 2023 and 2022, Viemed had no customers that accounted for 10% or more of its consolidated revenue streams.

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

Employees

At December 31, 2023, Viemed had 996 permanent employees, in addition to temporary employees and independent contractors engaged through the Company's healthcare staffing and recruitment services to supplement the workforce needs of third party healthcare facilities.

Page	13

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

Item 1A. Risk Factors

Risks Related to Our Industry and Business

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

Reimbursement for our services primarily comes from governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies, and our ability to sell our products and services depends in large part on the extent to which coverage and adequate reimbursement for our products and services are and will continue to be available. The reimbursement rates offered are outside of our control. The CARES Act previously introduced a blended rate for HME furnished in non-rural or contiguous non-competitive bidding areas that is based on 75% of the adjusted fee schedule amount and 25% of the unadjusted fee schedule amount. The 75/25 blended Medicare reimbursement rate expired on December 31, 2023, reverting to rates in place prior to the implementation of the 75/25 blend, adjusted for inflation. This change may lead to reduced reimbursement for competitive bid products and services in specific markets where we operate.

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
December 31, 2023 and 2022
Our dependence on key suppliers puts us at risk of interruptions in the availability of the equipment we need for our services, which could reduce our revenue and adversely affect our results of operations.

We require the timely delivery of a sufficient supply of equipment we use to perform our home treatment of patients. Our dependence on third-party suppliers involves several additional risks, including limited control over pricing, availability, quality and delivery schedules. In addition, there are a limited number of manufacturers of the equipment used for home treatment of patients with ventilation respiratory therapy, which has been further exacerbated by Philips Respironics' January 2024 decision to discontinue of many of its respiratory products. Dependence on only a few manufacturers presents risks that suppliers may not be able to provide or adequately provide sufficient equipment to satisfy demand. Demand may also outstrip supply, leading to equipment shortages that could adversely affect our operations. Inadequate supply could also impair our ability to attract new business and could create upward pricing pressure on equipment and supplies, adversely affecting our margins. Conversely, incorrect demand forecasting could lead to excess inventory, which we may not be able to sell. If we fail to achieve certain volume of sales, prices of ventilators may increase, leading to reduced revenue and profitability. The industry is subject to a high level of regulatory scrutiny, and government or manufacturer recalls could adversely affect our ability to provide products and services and achieve revenue targets. Additionally, the market for financing ventilators and other supplies we need could be more difficult in the future.

On June 14, 2021, Royal Philips (“Philips”), one of our largest suppliers of BiPAP and CPAP and mechanical ventilator devices, initiated a voluntary recall notification with the U.S. Food and Drug Administration (“FDA”) for certain Philips BiPAP and CPAP and mechanical ventilator devices that we distribute and sell. Philips initiated this recall to address potential health risks related to the polyester-based polyurethane (“PE-PUR”) sound abatement foam component in these devices. The PE-PUR sound abatement foam, which is used to reduce sound and vibration in these affected devices, may break down and potentially enter the device’s air pathway and may off-gas certain chemicals. If this occurs, black debris from the foam or certain chemicals released into the device’s air pathway may be inhaled or swallowed by the person using the device. In July 2021, the FDA identified the Philips recall as a Class I recall, the most serious type of recall. Patients using these devices have been instructed to contact their health care provider and doctor about a suitable treatment for their condition. As of December 2023, Philips has announced remediation of 99% of actionable sleep therapy device registrations.

We cannot predict the potential legal, regulatory, and financial risks that may arise out of the recall. For example, we may be asked to notify patients of the recall, retrieve recalled devices from patients, and/or provide replacement devices, resulting in additional unreimbursed costs. Some patients may discontinue use of their device, which could affect our ability to continue billing for service. Viemed has been named in and may be subject to future litigation related to the recall, including individual and putative class action claims related to personal injury for devices affected by the recall as well as claims regarding repair and replacement of devices affected by the recall. Viemed cannot predict what additional actions will be required of the Company by the FDA or other state or federal agencies related to the recall.

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
December 31, 2023 and 2022
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
December 31, 2023 and 2022
Our strategic growth plan, which involves the acquisition of other businesses, may not succeed.

Our strategic growth plan calls for significant growth in our business over the next several years through an increase in our density in select markets where we are established as well as the expansion of our geographic footprint into new markets. This growth would place (and has placed) significant demands on our management team, systems, internal controls and financial and professional resources. As a result, we could be required to incur (and have incurred) expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. If we are unable to effectively manage growth, our financial results could be adversely impacted.Our strategic growth plan contemplates continued growth from future acquisitions of home medical equipment and service providers. We may face increased competition for attractive acquisition candidates, which may limit the number of acquisition opportunities available to us or lead to the payment of higher prices for acquisitions. Without successful acquisitions, our future growth rate could decline. In addition, we cannot guarantee that any future acquisitions, if consummated, will result in further growth.

The integration of acquisitions requires significant attention from management, may impose substantial demands on our operations or other projects and may impose challenges on us including, but not limited to, consistencies in business standards, procedures, policies and business cultures. We cannot assure you that any future acquisitions, if consummated, will result in further growth. Specific integration risks relating to our acquisition of other businesses may include: difficulties related to combining previously separate businesses into a single unit, including patient transitions, product and service offerings, distribution and operational capabilities and business cultures; availability of financing to the extent needed to fund acquisitions; customer loss and other general business disruption; managing the integration process while completing other independent acquisitions or dispositions; diversion of management’s attention from day-to-day operations; assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; potentially substantial costs and expenses associated with acquisitions and dispositions; and failure to retain and motivate key employees difficulties in establishing and applying our internal control over financial reporting and disclosure controls and procedures to an acquired business.

We may be negatively impacted by inflation.

Current and anticipated inflationary effects may have an adverse effect on our business and be influenced by various factors, including general cost increases, disruptions in our supply chain, and governmental stimulus or fiscal policies. The services and products we provide to patients are subject to fluctuations based on the costs of materials, labor, and transportation, including fuel expenses. The rising costs of our services and products can be attributed, in part, to increased shipping expenses and general inflationary trends. Moreover, there is uncertainty regarding our ability to pass on these increased costs to customers to mitigate inflationary pressures. Sustained increases in inflation could impact the overall demand for our products and services, as well as our labor, equipment, and product costs, potentially affecting our profit margins. This, in turn, could have adverse consequences for our business, financial position, results of operations, and cash flows. Despite recent inflationary trends, we cannot accurately predict whether these patterns will persist. Future volatility in general price inflation and its impact on material availability, shipping, warehousing, and operational overhead could further impact financial results. We attempt to address these pressures through our inflation-linked reimbursement contracts, negotiation, leveraging our purchasing power and embracing technology, such as our proprietary clinical management platform.

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
December 31, 2023 and 2022

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
December 31, 2023 and 2022
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

A substantial portion of our revenues are derived from private and governmental third-party payors. In 2023, approximately 54% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 46% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect our profitability. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. Additionally, from time to time our contracts with payors are terminated, amended or renegotiated, sometime unilaterally through policies. If insurers or managed care companies from whom we receive substantial payments were to terminate, amend or renegotiate contracts or reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

Page	19

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
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
December 31, 2023 and 2022
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

In 2019, CMS announced the inclusion of non-invasive ventilator products on the list of products subject to the competitive bidding program in Round 2021 which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenue (approximately 59.2% of total revenue in 2023). On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President’s exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas. The current Round 2021 contracts expired on December 31, 2023 and CMS has not announced a new round of competitive bidding. Historically, CMS announces new rounds of competitive bidding and starts the process approximately 18 months prior to the contract start date. We cannot predict at this time the full impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition. In addition, we cannot assure you that non-invasive ventilators and oxygen and PAP devices will not be included on the list of products subject to the competitive bidding program in the future. If changes are made to the competitive program in the future, it could affect our reimbursement and revenue.

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
December 31, 2023 and 2022

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

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits and impose higher plan costs on beneficiaries. Approximately one half of Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2023; a figure that continues to grow. Similarly, enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources.

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

Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2023 or be subject to an annual penalty.

Page	23

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
Risks Related to our Common Shares

We are an "emerging growth company" and the reduced disclosure requirements applicable to "emerging growth companies" may make our common stock less attractive to investors.

As an “emerging growth company” as defined in the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•December 31, 2024, the last day of the fiscal year following the fifth anniversary of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act;
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

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies for so long as we qualify as such. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may decline or become more volatile.

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

Our common shares are listed and posted for trading on the Nasdaq Capital Market. Securities of small-cap and healthcare companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally, and market perceptions of the attractiveness of particular industries. The price of our common shares is also likely to be significantly affected by short-term changes in the cost of goods, or in financial condition or results of our operations. Other factors unrelated to our performance that may have an effect on the price of our common shares include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of our common shares; the size of our public float may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of our common shares that persists for a significant period of time could cause our securities, if listed on an exchange, to be delisted from such exchange, further reducing market liquidity.

Page	24

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
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

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
We no longer qualify as a “smaller reporting company” and, subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies, we will be required to comply with larger company disclosure obligations beginning with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, which may increase our costs and demands on management.

As of June 30, 2023, we determined that we no longer qualify as a “smaller reporting company” and, subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies, we will be required to comply with larger company disclosure obligations beginning with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. The loss of smaller reporting company status and compliance with such larger company disclosure obligations (subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies) may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote additional time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our common shares could decline and we could be subject to sanctions or investigations by the stock exchanges on which our common shares are listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Because we have no current plans to pay cash dividends on our common shares, investors may not receive any return on their investment unless the value of our common shares appreciates.

We may retain all available funds and any future earnings for use in the operation and expansion of our business and have no current plans to pay any cash dividends on our common shares. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors (the “Board”) and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors that the Board considers relevant. Accordingly, investors may only see a return on their investment if the value of our common shares appreciates.

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

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented robust processes and policies dedicated to assessing, identifying, and effectively managing material risks associated with cybersecurity threats. Our cybersecurity program is designed and evaluated based on recognized frameworks such as the National Institute of Standards and Technology and the Center for Internet Security. These frameworks guide our focus on: (i) cultivating organizational understanding to manage cybersecurity risks, (ii) implementing safeguards to fortify our systems, (iii) promptly detecting cybersecurity incidents, (iv) responding effectively to incidents, and (v) ensuring a swift recovery from any cybersecurity event. Where appropriate, these processes and policies are seamlessly integrated into our overarching risk management systems.

We strive to continually improve our information technology systems, and we prioritize enhancing our defenses through employee awareness training, specifically targeting areas such as phishing, malware, and other cyber risks. To reinforce our cybersecurity posture, we enlist independent consultants and third-party experts to assist in the establishment and enhancement of our cybersecurity program. Regular tabletop exercises, conducted at least annually, test the effectiveness of our processes, with senior management actively participating. Valuable insights gained from these exercises are incorporated to refine and bolster our cybersecurity measures.

Identification of critical third-party relationships vulnerable to cybersecurity threats is an integral part of our risk management program. Upon identification, we conduct thorough due diligence to fortify these relationships. Our comprehensive insurance portfolio includes cybersecurity insurance to provide an additional layer of protection.

For further insights into the cybersecurity risks we confront, please refer to Item 1A. Risk Factors – "We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively".

Governance

The Board oversees our risk management process, including cybersecurity risks, directly and through its committees. The Corporate Governance and Nominating Committee of the Board is responsible for the oversight of cybersecurity-related risks and regularly receives quarterly reports from management on our cybersecurity threat risk management and strategy processes. The Corporate Governance and Nominating Committee reviews issues concerning our data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, incident response plans, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to these risks.

Our information systems management team, comprising the Chief Information Officer (CIO), Chief Technology Officer (CTO), and Director of Information Security, collectively possesses over 50 years of extensive experience in Information Technology and cybersecurity. Prior to their current roles with the Company, our CIO, CTO, and Director of Information Security held various information technology and cybersecurity positions with other healthcare services and healthcare technology companies. They have collectively obtained various industry-recognized certifications, including the Certified Security Compliance Specialist, Certified Cyber Security Architect, and Certified HIPAA Professional designations. The Director of Information Security holds the position of the Information Security Officer and directs cybersecurity operations. To enhance governance and oversight, we have established a Security Oversight Committee, chaired by the Information Security Officer and joined by key stakeholders such as our Chief Information Officer and General Counsel. This committee convenes regularly, typically on a weekly basis, to foster alignment and cooperation on security-related issues.

We have adopted a comprehensive Cybersecurity Incident Response Plan to direct our responses to cybersecurity events in a prompt, effective, and well-coordinated manner. The plan designates a primary manager for each incident and outlines the communication processes, containment strategies, eradication measures, and recovery protocols. Depending on the severity of a cybersecurity incident, senior management and the Board are promptly notified and kept informed of mitigation and remediation efforts.

We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our operations, business strategy, regulatory compliance, results of operations, or financial condition.

Page	27

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

Item 2. Properties

We own our headquarters, consisting of approximately 77,000 square feet, which is located on an approximately 8.2-acre parcel in Lafayette, Louisiana. We also own and occupy a 16,000 square foot office building and a 16,000 square foot climate controlled warehouse located in Lafayette, Louisiana. We believe that our facilities are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased on commercially reasonable terms to accommodate any future growth.

Item 3. Legal Proceedings

From time to time, we may be subject to various ongoing or threatened legal actions and other proceedings, including those that arise in the ordinary course of business, which may include employment matters, breach of contract disputes, as well as governmental and regulatory matters. Please read Note 9 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K for more information. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. In the opinion of management, the outcome of such routine ongoing litigation is not expected to have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Page	28

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common shares of Viemed trade on the Nasdaq Capital Market under the symbol "VMD".

Shareholders

We had nine shareholders of record as of February 15, 2024. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception. Any future determination as to the declaration and payment of cash dividends will be at the discretion of the Board and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors that the Board considers relevant. Our subsidiaries are restricted from making distributions or dividend payments to us by the 2022 Senior Credit Facilities (as defined below), subject to certain exceptions. See Note 6 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K for further information.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Page	29

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
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

As of June 30, 2023, we determined that we no longer qualify as a “smaller reporting company,” but we are not required to comply with the larger company disclosure obligations (subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies) until our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. As a result, this Annual Report on Form 10-K is only required to comply with the smaller company disclosure obligations.

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

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 59.2% and 67.9% of our traditional revenue, excluding COVID-19 response sales and services for the years ended December 31, 2023 and 2022, respectively. We combine the benefits of home ventilation support with licensed RTs to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of December 31, 2023, we employed 372 licensed RTs, representing approximately 37% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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

For the year ended December 31, 2023, we generated revenues of $183.0 million and had net income of $10.2 million, compared to revenues of $138.8 million and net income of $6.2 million for the year ended December 31, 2022. Excluding COVID-19 response sales and services, net revenue increased $46.5 million (or 34.0%) from the comparable period in 2022.

Page	30

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
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

Trends Affecting our Business

Home medical equipment markets are witnessing sustained expansion, with a notable focus on the complex respiratory and Obstructive Sleep Apnea ("OSA") device segments. Analysts in the industry anticipate a consistent and robust growth trajectory, projecting Compound Annual Growth Rates ("CAGR") of approximately 6% for respiratory devices and 8% for OSA devices. This upward trend underscores the increasing demand for innovative solutions in respiratory care and sleep apnea management, highlighting the industry's responsiveness to evolving healthcare needs. As technological advancements and awareness drive the adoption of these specialized devices, we believe the HME markets, particularly in respiratory and OSA, are positioned for continuous expansion, offering promising opportunities for both providers and consumers alike.

The aging population remains a pivotal driver for the industry, as the elderly, constituting a substantial portion of HME patients, are expected to represent a higher percentage of the overall population. Projections from industry analysts indicate a consistent annual growth in the number of Medicare beneficiaries, contributing to ongoing patient volume growth. A significant contributing factor to the industry's growth is the rising incidence of chronic diseases. Factors such as increasing obesity rates, consequences of past smoking prevalence, under-diagnosis of certain health conditions, and higher diagnosis rates for chronic diseases collectively shape the industry. There is a notable shift towards home-based treatment for these conditions.

The industry is undergoing a transition to value-based healthcare, with both government and commercial payors increasingly adopting models that emphasize the transition of patients from acute care settings to home care. We believe HME providers are well-positioned to benefit from this industry shift. Advancements in technology and medical equipment have led to an increased prevalence of in-home treatments. The broader range of treatments administered in patient homes is expected to continue growing. Projections from industry analysts indicate that U.S. home healthcare spending will increase, reaching $250 billion by 2031, with a CAGR of approximately 7%.

Market consolidation is a notable trend favoring larger, financially stable players. The decline in the number of smaller regional players is attributed to the capital investment and scale required to compete effectively. This has led to a more consolidated and competitive landscape in the DME market.

Despite these positive trends, the industry faces challenges such as cost containment efforts of payors. The consolidation of managed care payors into larger purchasing groups has increased negotiating power, resulting in pricing pressure on HME providers. In addition to ongoing negotiations contract management with third party payors to secure fair reimbursement, HME providers are engaging in value-based contracting, focusing on outcomes and patient satisfaction. These value-based contracts leverage data analytics to demonstrate the cost-effectiveness and quality of durable medical goods and provide evidence-based data to payors demonstrating the long-term benefits and cost savings associated with the use of certain medical goods.

Impact of Inflation

The Company faces current and potential future inflationary pressures driven by factors such as general cost increases, supply chain disruptions, and governmental policies. The manufacturing and distribution costs of Viemed's patient equipment are affected by rising material, labor, and transportation expenses, including fuel costs. Persistent inflation may impact overall demand, increase operating costs, and affect profit margins, potentially adversely affecting Viemed's business and financial performance.

In its 2024 DMEPOS Fee Schedule, CMS announced the fee schedule adjustment based on the annual change to the Consumer Pricing Index for all urban areas. Items that were subject to the competitive bidding program in former competitive bidding areas will receive a 2.9% reimbursement rate increase. Items that were subject to the competitive bidding program in non-competitive bidding areas received a 3.0% reimbursement rate increase. Items not subject to the competitive bidding program received a 2.6% reimbursement rate increase.

Future volatility in general price inflation and its impact on material availability, shipping, warehousing, and operational overhead could further impact financial results. Viemed attempts to address these pressures through its inflation-linked reimbursement contracts, negotiation, leveraging its purchasing power and embracing technology, such as its proprietary clinical management platform.

Page	31

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Financial Information:
Revenue	$50,739	$49,402	$43,311	$39,556	$37,508	$35,759	$33,310	$32,255
Gross Profit	32,111	30,562	26,106	24,004	22,896	21,651	20,390	19,743
Gross Profit %	63%	62%	60%	61%	61%	61%	61%	61%
Net Income	3,477	2,919	2,330	1,517	2,438	1,055	967	1,762
Cash and Cash Equivalents (As of)	12,839	10,078	10,224	23,544	16,914	21,478	21,922	29,248
Total Assets (As of)	154,895	149,400	149,117	124,634	117,043	119,419	115,904	119,007
Adjusted EBITDA(1)	12,845	12,081	9,810	8,328	9,306	6,982	6,458	7,273
Operational Information:
Vent Patients(2)	10,327	10,244	10,005	9,337	9,306	9,127	8,837	8,434
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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 2 to our consolidated financial statements included in Part II, Item 8 of this report. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of a critical accounting estimate.

Accounts Receivable

Accounts receivable are presented at net realizable values that reflect the consideration we expect to receive which is inclusive of adjustments for price concessions. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record revenues and accounts receivable at their net realizable values. Management’s evaluation takes into consideration such factors as historical realization data, including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions.

Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. It is possible that management’s estimates could change, which could have an impact on operations and cash flows. Specifically, the complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. If the payment amount received differs from the estimated net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined.

Business Combinations

The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the businesses acquired by the Company are included as of the respective acquisition date. The acquisition-date fair value of the consideration transferred, including the fair value of any contingent consideration, is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the acquisition-date fair value of the consideration transferred exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. Patient relationships, medical records and patient lists are not reported as separate intangible assets due to the regulatory requirements and lack of contractual agreements, but are part of goodwill. Customer related relationships are not reported as separate intangible assets, but are also part of goodwill as authorizing physicians are under no obligation to refer the Company’s services to their patients, who are free to change physicians and service providers at any time. The Company may adjust the preliminary purchase price allocation, as necessary, as it obtains more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date, which is generally up to one year after the acquisition closing date. Acquisition related costs are recognized separately from the business combination and are expensed as incurred.

Page	32

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022:

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	% of Total Revenue	2022	% of Total Revenue	$ Change	% Change
Revenue	$183,008	100.0%	$138,832	100.0%	$44,176	31.8%
Cost of revenue	70,225	38.4%	54,152	39.0%	16,073	29.7%
Gross profit	112,783	61.6%	84,680	61.0%	28,103	33.2%
Selling, general and administrative	87,884	48.0%	68,161	49.1%	19,723	28.9%
Research and development	2,782	1.5%	2,696	1.9%	86	3.2%
Stock-based compensation	5,849	3.2%	5,202	3.7%	647	12.4%
Depreciation and amortization	1,391	0.8%	1,012	0.7%	379	37.5%
Loss on disposal of property and equipment	645	0.4%	346	0.2%	299	86.4%
Other income, net	(98)	(0.1)%	(989)	(0.7)%	891	(90.1)%
Income from operations	14,330	7.8%	8,252	5.9%	6,078	73.7%
Non-operating income and expenses
Income from equity method investments	485	0.3%	935	0.7%	(450)	(48.1)%
Interest expense, net	(424)	(0.2)%	(197)	(0.1)%	(227)	115.2%
Net income before taxes	14,391	7.9%	8,990	6.5%	5,401	60.1%
Provision for income taxes	4,148	2.3%	2,768	2.0%	1,380	49.9%
Net income	$10,243	5.6%	$6,222	4.5%	$4,021	64.6%

Revenue

The following table summarizes our revenue for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	% of Total Revenue	2022	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$108,258	59.2%	$92,710	66.8%	$15,548	16.8%
Other home medical equipment rentals	38,315	20.9%	21,446	15.4%	16,869	78.7%
Net revenue from sales and services
Equipment and supply sales	25,770	14.1%	13,927	10.0%	11,843	85.0%
COVID-19 response sales and services	—	—%	2,278	1.6%	(2,278)	(100.0)%
Service revenues	10,665	5.8%	8,471	6.1%	2,194	25.9%
Total net revenue	$183,008	100.0%	$138,832	100.0%	$44,176	31.8%

For the year ended December 31, 2023, revenue totaled $183.0 million, an increase of $44.2 million (or 31.8%) from the comparable period in 2022. Excluding COVID-19 response sales and services, net revenue increased $46.5 million (or 34.0%) from the comparable period in 2022. The net revenue increase was comprised of increases in ventilator rental revenue of $15.5 million (or 16.8%), rental revenue from other HME of $16.9 million (or 78.7%), equipment and supply sales of $11.8 million (or 85.0%), and service revenues of $2.2 million (or 25.9%). The growth in other home medical equipment rentals has been primarily driven by the continued national expansion of PAP, oxygen therapy, and percussion vest activities and the acquisition of Home Medical Products, Inc. ("HMP"). The increase in equipment sales and supplies is primarily driven by the success of our PAP resupply program and other sleep offerings.

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

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

Cost of Revenue and Gross Profit

For the year ended December 31, 2023, cost of revenue totaled $70.2 million, an increase of $16.1 million (or 29.7%) from the comparable period in 2022. Gross profit percentage increased from approximately 61.0% to approximately 61.6% from the year ended December 31, 2022 to year ended December 31, 2023, respectively. The increase in gross profit percentage is primarily attributable to the migration of our revenue mix, which reflects our deliberate efforts towards product and service diversification, aimed at further enhancing our market position. Gross profit percentage is expected to remain relatively stable in upcoming periods due to subsiding inflationary cost pressures and the positive effects associated with reimbursement rates, offset by some decreases associated with product and service diversification.

Selling, General and Administrative Expense

Selling, general and administrative expenses as a percentage of revenue decreased to 48.0% for the year ended December 31, 2023 compared to 49.1% for the year ended December 31, 2022. Selling, general and administrative expenses totaled $87.9 million for the year ended December 31, 2023, an increase of $19.7 million (or 28.9%) from the comparable period in 2022. The overall increase in selling, general and administrative expense as compared to the prior period is primarily due to additional employee related expenses to accommodate the overall growth of the Company and transaction costs related to the acquisition of HMP. Our full time employee count increased from 743 on December 31, 2022 to 996 on December 31, 2023, an increase of 34%, which was partially due to the acquisition of HMP on June 1, 2023. Employee compensation expenses increased $10.4 million (or 27%) as a result of the increase in our employee headcount and increases in incentive and volume based compensation. We expect that selling, general and administrative expenses as a percentage of revenue will continue to improve in 2024 due to increased efficiencies and costs stabilization relative to revenue growth.

Research and Development Costs

For the year ended December 31, 2023, research and development costs totaled $2.8 million, an increase of $0.1 million (or 3.2%) from the comparable period in 2022. As we continue to invest in research and development related projects to support our technology initiatives, we expect that the associated costs will remain consistent in 2024 relative to 2023 costs.

Stock-Based Compensation

For the year ended December 31, 2023, stock-based compensation totaled $5.8 million, an increase of $0.6 million (or 12.4%) from the comparable period in 2022. This increase is attributed to the expense of additional stock-based awards during 2023. We anticipate that as we expand our workforce, incorporating stock-based awards as a component of employee compensation, stock-based compensation expenses will correspondingly rise. Historically, revenue growth has outpaced the growth in stock-based compensation, and as a result, the percentage of stock-based compensation relative to revenue is expected to continue declining.

Interest Expense, Net

For the year ended December 31, 2023, net interest expense totaled $0.4 million, an increase of $0.2 million from the comparable period in 2022. As a result of continued paydowns on debt issued to fund the acquisition of HMP, we expect net interest expense to decrease in 2024 relative to 2023.

Provision (Benefit) for Income Taxes

For the year ended December 31, 2023, the provision for income taxes was a $4.1 million expense, compared to a $2.8 million expense during the 2022 period. Our annual estimated effective tax rate for 2023 is 28.8%.

Net Income

For the year ended December 31, 2023, net income was $10.2 million, an increase of $4.0 million (or 64.6%) from the comparable period in 2022. Net income as a percentage of net revenue increased from 4.5% for the year ended December 31, 2022 to 5.6% for the year ended December 31, 2023, primarily due to improvements in selling, general, and administrative expenses associated with increased efficiencies and stabilizing costs.

Page	34

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
Non-GAAP Financial Measures

The Company uses Adjusted EBITDA, which is a financial measure that is not prepared in accordance with generally accepted accounting principles in the United States ("GAAP") to analyze its financial results and believes that it is useful to investors, as a supplement to GAAP measures. Management believes Adjusted EBITDA provides helpful information with respect to the Company’s operating performance as viewed by management, including a view of the Company’s business that is not dependent on the impact of the Company’s capitalization structure and items that are not part of the Company’s day-to-day operations. Management uses Adjusted EBITDA (i) to compare the Company’s operating performance on a consistent basis, (ii) to calculate incentive compensation for the Company’s employees, (iii) for planning purposes, including the preparation of the Company’s internal annual operating budget, and (iv) to evaluate the performance and effectiveness of the Company’s operational strategies. Accordingly, management believes that Adjusted EBITDA provides useful information in understanding and evaluating the Company’s operating performance in the same manner as management. In calculating Adjusted EBITDA, certain items (mostly non-cash) are excluded from net income including net interest expense (income), taxes, stock based compensation, depreciation of property and equipment, and amortization of intangible assets. Beginning with financial results reported for periods in fiscal year 2023, Adjusted EBITDA also excludes transaction costs and expenses related to acquisition and integration efforts associated with recently announced or completed acquisitions. This modification enables investors to compare period-over-period results on a more consistent basis without the effects of acquisitions. We have recast Adjusted EBITDA for prior periods when reported to conform to the modified presentation.

The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Net Income	$3,477	$2,919	$2,330	$1,517	$2,438	$1,055	$967	$1,762
Add back:
Depreciation & amortization	5,918	5,975	5,207	4,762	4,373	4,120	3,740	3,397
Interest expense (income)	256	237	(20)	(49)	32	42	59	64
Stock-based compensation(a)	1,534	1,453	1,471	1,391	1,317	1,309	1,271	1,305
Transaction costs(b)	61	177	94	206	—	—	—	—
Income tax expense	1,599	1,320	728	501	1,146	456	421	745
Adjusted EBITDA	$12,845	$12,081	$9,810	$8,328	$9,306	$6,982	$6,458	$7,273

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2023 was $12.8 million, compared to $16.9 million at December 31, 2022. The primary non-recurring use of excess cash during the 2023 period was to fund the acquisition of HMP. Based on our current plan of operations, we believe this amount, when combined with expected cash flows from operations and amounts available under our 2022 Senior Credit Facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company has also historically utilized short term financing arrangements with suppliers that could be extended over a longer term if there was a need for additional liquidity.

Page	35

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
Net Cash provided by (used in):
Operating activities	$45,212	$27,748
Investing activities	(52,113)	(23,976)
Financing activities	2,826	(15,266)
Net decrease in cash and cash equivalents	$(4,075)	$(11,494)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2023 was $45.2 million, resulting from net income of $10.2 million, increased by net income adjustments of $27.2 million and a change in net working capital of $7.8 million. The net income adjustments primarily consisted of $21.9 million of depreciation and amortization, $5.8 million of stock-based compensation, and $1.0 million of distributions of earnings received from equity method investments, offset by a $1.4 million deferred income tax benefit. The primary changes in working capital were an increase in accrued liabilities of $5.0 million, a decrease in prepaid expenses and other assets of $2.2 million, and a net increase in income taxes payable of $2.2 million, offset by an increase in net accounts receivable of $1.1 million.

Net cash provided by operating activities during the year ended December 31, 2022 was $27.7 million, resulting from net income of $6.2 million, increased by net income adjustments of $21.7 million and a change in net working capital of $0.1 million. The net income adjustments primarily consisted of $15.6 million of depreciation and amortization, $5.2 million of stock-based compensation, $1.7 million of deferred income tax expense, and $1.1 million of distributions of earnings received from equity method investments, offset by a $1.4 million change in inventory reserve. The primary changes in working capital were an increase in net accounts receivable of $2.6 million and an increase in prepaid expenses and other assets of $2.8 million, offset by an increase in accrued liabilities of $2.5 million and a net increase in income taxes payable of $1.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2023 was $52.1 million, primarily due to the net cash paid for the acquisition of HMP of $28.6 million and $26.1 million of purchases of property and equipment, partially offset by $2.6 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment during the year ended December 31, 2023 were primarily related to medical equipment rented to our patients. Cash purchases of property and equipment represents a $3.2 million, or 14.0%, increase year over year.

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

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was $2.8 million. Proceeds from the 2022 Term Loan Facility (as defined below) were $5.0 million and proceeds from the 2022 Revolving Credit Facility (as defined below) were $8.0 million, which were used to partially fund the cash acquisition of HMP. During the year ended December 31, 2023, principal payments on the 2022 Senior Credit Facilities (as defined below) were $6.1 million. Additionally, principal payments on acquired loans were $4.6 million during the year ended December 31, 2023. The Company acquired and cancelled 75,235 common shares at a cost of $0.6 million to satisfy employee income tax withholding associated with RSUs vestings while proceeds from the exercise of options during the year ended December 31, 2023 were $1.3 million.

Net cash used in financing activities during the year ended December 31, 2022 was $15.3 million, consisting of 1,794,163 repurchased and canceled common shares at a cost of $9.6 million pursuant to the share repurchase program authorized by the Board on March 7, 2022 and terminated on September 30, 2023 (the "2022 Share Repurchase Program"), $1.3 million in principal payments on the term note under the prior Commercial Business Loan Agreement with Hancock Whitney Bank (the “Term Note”),$4.5 million in principal payments on the building term note under the prior Commercial Business Loan Agreement with Hancock Whitney Bank (the "Building Term Note"), and $0.1 million for shares repurchased and canceled for tax withholding in connection with RSUs vested in the period, partially offset by $0.3 million proceeds from the exercise of stock options.

Page	36

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

Senior Credit Facilities

On November 29, 2022, the Company refinanced its existing borrowings under the prior Commercial Business Loan Agreement with Hancock Whitney Bank and entered into a new credit agreement (the "2022 Senior Credit Facilities") with the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent that provides for an up to $30.0 million revolving credit facility (the "2022 Revolving Credit Facility") and an up to $30.0 million delayed draw term loan facility (the "2022 Term Loan Facility"), both maturing in November 2027.

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility and 2022 Revolving Credit Facility were $4.9 million and $2.0 million, respectively, as of December 31, 2023.

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at December 31, 2023.

Sources of Funds

Cash provided by operating activities during the year ended December 31, 2023 was $45.2 million compared to $27.7 million during the year ended December 31, 2022.

As of December 31, 2023, the Company had cash and cash equivalents of $12.8 million.

Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, the repayment of debt, funding of acquisitions, operations, and other working capital requirements. Our contractual obligations primarily relate to the repayment of existing debt and contractual obligations for operating and finance leases. The following table presents our material contractual obligations and commitments to make future payments as of December 31, 2023:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$1,617	$7,911
Lease Obligations	1,130	2,666
Total	$2,747	$10,577

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after December 31, 2023. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-

Page	37

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $1.4 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively.

Off Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its results of operations or financial condition.

Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Page	38

VIEMED HEALTHCARE, INC.
(Tabular amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
Item 8. Financial Statements and Supplementary Data

Page	F-1

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Viemed Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viemed Healthcare, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

New Orleans, Louisiana

March 6, 2024

Page	F-2

VIEMED HEALTHCARE, INC. CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)

	Note	At December 31, 2023	At December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	2	$12,839	$16,914
Accounts receivable, net	2	18,451	15,379
Inventory	2	4,628	3,574
Income tax receivable		—	26
Prepaid expenses and other assets		2,449	3,849
Total current assets		$38,367	$39,742
Long-term assets
Property and equipment, net	4	73,579	67,743
Finance lease right-of-use assets		401	—
Operating lease right-of-use assets		2,872	694
Equity investments	2	1,680	2,155
Debt investment	2	2,219	2,000
Deferred tax asset	10	4,558	3,119
Identifiable intangibles, net		567	—
Goodwill	3	29,765	—
Other long-term assets	9	887	1,590
Total long-term assets		$116,528	$77,301
TOTAL ASSETS		$154,895	$117,043

LIABILITIES
Current liabilities
Trade payables		$4,180	$2,650
Deferred revenue		6,207	4,624
Income taxes payable		2,153	—
Accrued liabilities	5	17,578	11,092
Finance lease liabilities, current portion		256	—
Operating lease liabilities, current portion	6	678	495
Current debt	6	1,072	—
Total current liabilities		$32,124	$18,861
Long-term liabilities
Accrued liabilities	8	558	889
Finance lease liabilities, less current portion		132	—
Operating lease liabilities, less current portion	6	2,184	199
Long-term debt	6	6,002	—
Total long-term liabilities		$8,876	$1,088
TOTAL LIABILITIES		$41,000	$19,949

Commitments and Contingencies		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,506,161 and 38,049,739 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	8	18,702	15,123
Additional paid-in capital		15,698	12,125
Retained earnings		79,495	69,846
TOTAL SHAREHOLDERS' EQUITY		$113,895	$97,094
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$154,895	$117,043

See accompanying notes to the consolidated financial statements
Page	F-3

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

		Year Ended December 31,
	Note	2023	2022
Revenue	2	$183,008	$138,832

Cost of revenue		70,225	54,152

Gross profit		$112,783	$84,680

Operating expenses
Selling, general and administrative		87,884	68,161
Research and development		2,782	2,696
Stock-based compensation	8	5,849	5,202
Depreciation and amortization		1,391	1,012
Loss on disposal of property and equipment		645	346
Other income, net		(98)	(989)
Income from operations		$14,330	$8,252

Non-operating income and expenses
Income from equity method investments		485	935
Interest expense, net	6	(424)	(197)

Net income before taxes		14,391	8,990
Provision for income taxes	10	4,148	2,768

Net income		$10,243	$6,222

Other comprehensive income
Change in unrealized gain/loss on derivative instruments, net of tax		—	278
Other comprehensive income		$—	$278

Comprehensive income		$10,243	$6,500

Net income per share
Basic	11	$0.27	$0.16
Diluted	11	$0.25	$0.16

Weighted average number of common shares outstanding:
Basic	11	38,354,071	38,655,403
Diluted	11	40,378,922	39,807,434

See accompanying notes to the consolidated financial statements
Page	F-4

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity, December 31, 2021	39,640,388	$14,014	$7,749	$(278)	$73,335	$94,820
Stock-based compensation - options	—	—	3,094	—	—	3,094
Stock-based compensation - restricted stock	—	—	2,108	—	—	2,108
Exercise of options	82,822	283	—	—	—	283
Shares issued for vesting of restricted stock units	148,404	826	(826)	—	—	—
Shares redeemed to pay income tax	(27,712)	—	—	—	(143)	(143)
Shares repurchased under the share repurchase program	(1,794,163)	—	—	—	(9,568)	(9,568)
Change in accumulated other comprehensive loss, net of tax	—	—	—	278	—	278
Net income	—	—	—	—	6,222	6,222
Shareholders' equity, December 31, 2022	38,049,739	$15,123	$12,125	$—	$69,846	$97,094

Stock-based compensation - options	—	—	1,165	—	—	1,165
Stock-based compensation - restricted stock	—	—	4,684	—	—	4,684
Exercise of options	246,022	1,303	—	—	—	1,303
Shares issued for vesting of restricted stock units	285,635	2,276	(2,276)	—	—	—
Shares redeemed to pay income tax	(75,235)	—	—	—	(594)	(594)
Net income	—	—	—	—	10,243	10,243
Shareholders' equity, December 31, 2023	38,506,161	$18,702	$15,698	$—	$79,495	$113,895

See accompanying notes to the consolidated financial statements
Page	F-5

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars)

		Year Ended December 31,
	Note	2023	2022
Cash flows from operating activities
Net income		$10,243	$6,222
Adjustments for:
Depreciation and amortization		21,862	15,630
Change in inventory reserve		—	(1,418)
Stock-based compensation expense	8	5,849	5,202
Distributions of earnings received from equity method investments		980	1,079
Income from equity method investments		(485)	(935)
Income from debt investment		(219)	—
Loss on disposal of property and equipment		645	346
Deferred income tax (benefit) expense		(1,439)	1,746
Changes in working capital, net of effects from acquisitions:
Accounts receivable, net		(1,058)	(2,556)
Inventory		(472)	301
Prepaid expenses and other assets		2,176	(2,838)
Trade payables		(859)	(318)
Deferred revenue		851	871
Accrued liabilities		4,959	2,549
Income tax payable/receivable		2,179	1,867
Net cash provided by operating activities		$45,212	$27,748
Cash flows from investing activities
Purchase of property and equipment	4	(26,093)	(22,898)
Investment in equity investments	2	(20)	(141)
Cash paid for acquisition of HMP, net of cash acquired	3	(28,588)	—
Investment in debt security	2	—	(2,000)
Proceeds from sale of property and equipment	4	2,588	1,063
Net cash used in investing activities		$(52,113)	$(23,976)
Cash flows from financing activities
Proceeds from exercise of options	8	1,303	283
Proceeds from term notes	6	5,000	—
Principal payments on term notes	6	(3,721)	(5,796)
Proceeds from revolving credit facilities		8,000	—
Payments on revolving credit facilities		(7,005)	—
Shares redeemed to pay income tax	8	(594)	(143)
Shares repurchased under the share repurchase program		—	(9,568)
Repayments of lease liabilities		(157)	(42)
Net cash provided by (used in) financing activities		$2,826	$(15,266)

Net decrease in cash and cash equivalents		(4,075)	(11,494)
Cash and cash equivalents at beginning of year		16,914	28,408
Cash and cash equivalents at end of period		$12,839	$16,914

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$851	$231
Cash paid (received) during the period for income taxes, net of refunds		$3,566	$(846)
Supplemental disclosures of non-cash transactions
Non-cash change in debt from the reclassification of debt issuance costs	6	$(594)	$—
Net non-cash changes to operating lease		$(41)	$530

See accompanying notes to the consolidated financial statements
Page	F-6

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
Notes to Consolidated Financial Statements

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of home medical equipment and post-acute respiratory healthcare services in the United States. The Company’s service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company serves patients in all 50 states of the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

As of June 30, 2023, the Company determined that it no longer qualifies as a “smaller reporting company,” but the Company is not required to comply with the larger company disclosure obligations (subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies) until our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. As a result, this Annual Report on Form 10-K is only required to comply with the smaller company disclosure obligations.

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"), and, as such, has elected to comply with certain reduced U.S. public company reporting requirements.

The Company’s common shares are traded on the Nasdaq Capital Market under the symbol "VMD".

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

Reporting Currency

All values are in U.S. dollars ($ or "USD").

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, accounts receivable, business combinations, income tax provisions, and fair value of financial instruments. Actual results could differ from these estimates.

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

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with an original maturity of three months or less that are readily convertible to known amounts of cash that are subject to insignificant risk or change. At December 31, 2023 and 2022, the Company's cash was held primarily in checking and money market accounts. Cash and cash equivalents consist of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Cash	$7,182	$5,910
Money market accounts	5,657	11,004
Total cash and cash equivalents	$12,839	$16,914

Accounts Receivable

Accounts receivable and net revenues are based on contractually agreed-upon rates for services provided, reduced by estimated adjustments, including variable consideration for implicit price concessions for sales revenue. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. The complexity of third-party billing arrangements and laws and regulations governing Medicare and Medicaid may result in adjustments to amounts originally recorded.

The Company performs a periodic analysis to review the valuation of accounts receivable and collectability of outstanding balances. These estimates are determined utilizing historical realization data under a portfolio approach which is then assessed by management to evaluate whether adjustments should be made based on accounts receivable aging trends, other operating trends, and relevant business conditions such as governmental and managed care payor claims processing procedures.

The Company records a reserve for estimated probable losses as part of net rental revenue adjustments in order to report rental revenue at an expected collectable amount based on the total portfolio of operating lease receivables for which collectability has been deemed probable. The accounts receivable are presented on the Consolidated Balance Sheets net of the adjustments.

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Revisions in reserve estimates are recorded as an adjustment to net revenue in the period of revision. The estimates of the allowance for uncollectible accounts was $11.1 million and $8.5 million as of December 31, 2023 and 2022, respectively.

Included in accounts receivable at December 31, 2023 are amounts due from Medicare and Medicaid representing 28% and 4%, respectively, and 32% combined, of total outstanding net receivables. As of December 31, 2022, 48% of total outstanding receivables were amounts due from Medicare and Medicaid.

Inventory

Inventory represents non-serialized supplies that consist of equipment parts, consumables, and associated product supplies and is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. Obsolete and unserviceable inventories are valued at estimated net realizable value.

Property and Equipment

Property and equipment is presented on the Consolidated Balance Sheets at historic cost less accumulated depreciation. Major renewals and improvements that extend the useful life of assets are capitalized to the respective property accounts, while maintenance and repairs, which do not extend the useful life of the respective assets, are expensed as incurred. Management has estimated the useful lives of equipment leased to customers. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Property and equipment are depreciated on a straight-line basis over their estimated useful lives.

Page	F-8

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
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

The following table details the Company’s equity investments:

	December 31, 2023	December 31, 2022
Equity method investments	$320	$816
Other equity investments	1,360	1,339
Balance, end of period	$1,680	$2,155
The Company's equity method investments include a 49% equity interest in Solvet Services, LLC, an entity which provides health care support services to state and federal governments. Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. Distributions received from the investee reduce the Company’s carrying value of the investment. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Consolidated Statements of Income and Comprehensive Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of December 31, 2023 that would impair the carrying value of equity method investments.

Other equity investments include an equity interest in VeruStat, Inc, a remote patient monitoring entity, and an equity interest in DMEscripts, LLC, an e-prescribing platform. Other equity investments are investments without a readily determinable fair value which do not qualify for the practical expedient in ASC 820. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of December 31, 2023 on its investments in equity securities without a readily determinable fair value.

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

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
Intangible Assets

Intangible assets include trade names and other identifiable intangible assets which are amortized on a straight-line basis over a period of their expected useful lives, generally five years.

During the year ended December 31, 2023, the Company recorded $0.5 million in trade names and $0.1 million of other intangibles related to the acquisition of HMP (as defined below). Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization in the accompanying Consolidated Statements of Income and Comprehensive Income, was $75,000 for the year ended December 31, 2023. The weighted average remaining useful life of intangible assets was 4.4 years as of December 31, 2023.

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

Revenue Recognition

Revenues are principally derived from the rental and sale of HME products and services to patients.

Rental revenues

Revenue generated from equipment that is rented to patients is recognized over the non-cancellable rental period (typically one month) and commences on delivery of the equipment to the patients. The lease agreements are evaluated at lease commencement and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal or purchase options would be exercised. The exercise of monthly renewal or purchase options by a patient has historically not been reasonably certain to occur at lease commencement or subsequent monthly renewal.

Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the non-cancellable lease term. Rental of patient equipment is billed on a monthly basis beginning on the date the equipment is delivered. Since deliveries can occur on any day during a month, the amount of billings that apply to the next month are deferred.

The Company's lease agreements generally contain lease components and non-lease components which primarily relate to supplies. The Company has made the accounting policy election to account for a lease component of an agreement and its associated non-lease components as a single lease component based on the Company's assessment of classification of the lease based on the consideration in the contract for the combined component.

Sales and Services revenues

Revenue related to sales of equipment and supplies is recognized on the date of delivery as this is when control of the promised goods is transferred to patients and is presented net of applicable sales taxes. Revenues are recorded only to the extent it is probable that a significant reversal will not occur in the future as amounts may include implicit price concessions under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. The sales transaction price is determined based on contractually agreed-upon rates, adjusted for estimates of variable consideration. The expected value method is used in determining the variable consideration as part of determining the sales transaction price using historical reimbursement experience, historical sales returns, and other operating trends. Payment terms and conditions vary by contract. The timing of revenue recognition, billing, and cash collection generally results in billed and unbilled accounts receivable.

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

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
The revenues from each major source are summarized in the following table:

	Year Ended December 31,
	2023	2022
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$108,258	$92,710
Other durable medical equipment rentals	38,315	21,446
Revenue from sales and services
Equipment and supply sales	25,770	13,927
COVID-19 response sales and services	—	2,278
Service revenues	10,665	8,471
Total revenues	$183,008	$138,832

Revenues from Medicare and Medicaid as percentages of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Medicare revenues	44%	47%
Medicaid revenues	2%	9%
Total Medicare and Medicaid revenues	46%	56%

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

The Company recognized any differences between the variable interest rate payments and the fixed interest rate settlements from its swap counterparty as an adjustment to interest expense over the life of the swap. If determined to be an effective cash flow hedge, the Company will record the changes in the estimated fair value of the swaps to accumulated other comprehensive income or loss on the Consolidated Balance Sheets. To the extent that interest rate swaps are determined to be ineffective, the Company would recognize the changes in the estimated fair value of swaps in interest and other non-operating expenses, net in its Consolidated Statements of Income and Comprehensive Income.

During the year ended December 31, 2022, the Company settled its interest rate swap in connection with the refinancing of its credit facilities and recognized the realized gain of $0.2 million in Other Income.

Page	F-11

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

Income Taxes

The Company is subject to income taxes in numerous U.S. jurisdictions. Significant judgment is required in determining the provision for income taxes. The Company’s income tax provisions reflect management’s interpretation of country and state tax laws. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business and may remain uncertain for several years after their occurrence. The Company recognizes assets and liabilities for taxation when it is probable that the Company will receive refunds from or pay taxes to the relevant tax authority. Where the final determination of tax assets and liabilities is different from the amounts that were initially recorded, such differences will impact the current and deferred income taxes provision in the period in which such a determination is made. Changes in tax law or changes in the way tax law is interpreted may also impact the Company’s effective tax rate as well as the Company's business and operations.

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

Business Combinations

The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the business acquired by the Company are included as of the respective acquisition date. The acquisition-date fair value of the consideration transferred, including the fair value of any contingent consideration, is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the acquisition-date fair value of the consideration transferred exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. Patient relationships, medical records and patient lists are not reported as separate intangible assets due to the regulatory requirements and lack of contractual agreements but are part of goodwill. Customer related relationships are not reported as separate intangible assets but are part of goodwill as authorizing physicians are under no obligation to refer the Company’s services to their patients, who are free to change physicians and service providers at any time. The Company may adjust the preliminary purchase price allocation, as necessary, as it obtains more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date, which is generally up to one year after the acquisition closing date. Acquisition related costs are recognized separately from the business combination and are expensed as incurred.

Impairment of Goodwill and Long-Lived Assets

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

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
For the year ended December 31, 2023, the Company performed an assessment of qualitative factors and determined that no events or circumstances existed that would lead to a determination that it is more likely than not that the fair value of indefinite-lived assets were less than the carrying amount. As such, a quantitative analysis was not required to be performed and the Company did not record any goodwill impairment charges.

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the years ended December 31, 2023 and 2022.

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations that are outstanding at the end of the reporting period. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard during the year ended December 31, 2023, which did not have a material impact on its consolidated financial statements and related disclosures.

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

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities' annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

Page	F-13

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
3.     Business Combinations

On June 1, 2023, Viemed, Inc., a wholly-owned subsidiary of the Company, completed the acquisition of Home Medical Products, Inc. (“HMP”), which operates in Tennessee, Alabama, and Mississippi. The Company acquired 100% of the equity ownership of HMP in exchange for approximately $29 million in cash or cash payable, subject to customary post-closing net working capital and other adjustments. Approximately $16 million of the purchase consideration was funded by cash on hand, $8 million was funded by a borrowing on the 2022 Revolving Credit Facility, and $5 million was funded by a borrowing on the 2022 Term Loan Facility.

The results of HMP’s operations have been included in the consolidated financial statements since the date of acquisition. The Company expensed $538,000 of acquisition and integration costs in conjunction with the acquisition for the year ended December 31, 2023. These costs include system conversion and integrating operations charges, as well as legal and consulting expenses, and are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the consideration paid and estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Purchase Price
Cash paid	$29,417

Identifiable Assets
Cash and cash equivalents	829
Accounts receivable	2,014
Inventory	582
Prepaid expenses and other assets	498
Property and equipment	4,358
Lease assets	743
Identifiable intangibles	641
Other long-term assets	25
TOTAL ASSETS	9,690
Identifiable Liabilities
Trade payables	1,985
Deferred revenue	732
Accrued liabilities	1,195
Current portion of lease liabilities	536
Current debt	4,558
Long-term lease liabilities	196
Long-term debt	836
TOTAL LIABILITIES	10,038

Net assets (liabilities) acquired	(348)
Resulting goodwill	$29,765

Page	F-14

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
The fair value of accounts receivables acquired is $2.0 million, with the gross contractual amount being $2.9 million. The Company expects $0.9 million to be uncollectible. The amounts of revenue and pre-tax income of HMP included in the Company's Consolidated Statements of Income and Comprehensive Income from the acquisition date to December 31, 2023 was $16.2 million and $1.3 million, respectively. After the Company's June 30, 2023 financial statements were issued, management identified and recorded immaterial measurement period adjustments to the provisional balances pertaining to the acquired cash and cash equivalents, prepaid expenses and other assets, trade payables, and long-term lease liability accounts. As a result of these adjustments, there was an increase in the provisional goodwill balance, which resulted in no impact on the current period's income or expenses. Also after the Company's June 30, 2023 financial statements were issued, the Company received a final valuation report from a third-party valuation firm. After considering the results of that valuation report, the Company has estimated that the fair value of the identified intangible assets acquired as part of the business combination to be $641,000. As a result, the fair value of the identifiable intangibles were decreased by $47,000 on December 31, 2023, due to this new information, with a corresponding increase to goodwill. In addition, the change to the provisional amount resulted in a decrease in amortization expense and accumulated amortization of $5,500.

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

The following table details the Company’s fixed assets:

	December 31, 2023	December 31, 2022
Medical equipment	$110,920	$93,893
Furniture and equipment	3,540	2,792
Land	2,566	2,566
Buildings	7,953	7,043
Leasehold improvements	345	296
Vehicles	1,192	1,052
Less: Accumulated depreciation	(52,937)	(39,899)
Property and equipment, net of accumulated depreciation and amortization	$73,579	$67,743

Depreciation in the amount of $20.5 million and $14.6 million is included in cost of revenue for the years ended December 31, 2023 and 2022, respectively. Medical equipment purchases with a cost of $1.4 million and $0.7 million were included in accounts payable at December 31, 2023 and 2022, respectively.

5.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	December 31, 2023	December 31, 2022
Accrued trade payables	$3,230	$2,254
Accrued commissions payable	794	608
Accrued bonuses payable	7,131	3,708
Accrued vacation and payroll	2,058	1,484
Current portion of phantom share liability	1,867	1,704
Accrued other liabilities	2,498	1,334
Total accrued liabilities	$17,578	$11,092

Page	F-15

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
6.     Debt and Lease Liabilities

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at December 31, 2023.

The 2022 Senior Credit Facilities include provisions permitting the Company from time to time to, subject to certain terms and conditions, increase the aggregate amount of commitments under the 2022 Revolving Credit Facility and/or establish one or more additional term loans under the 2022 Term Loan Facility, in each case, with additional commitments from existing lenders or new commitments from financial institutions acceptable to the Administrative Agent in its reasonable discretion; provided, that, (a) the aggregate principal amount of any increases in the 2022 Revolving Credit Facility, and (b) the aggregate principal amount of all additional term loans under the 2022 Term Loan Facility established after the closing date will not exceed $30.0 million.

Page	F-16

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
Financing costs related to the 2022 Senior Credit Facilities are capitalized and amortized over the term of the loans using the effective interest method. Upon the initial draw of debt under the 2022 Senior Credit Facilities during the year ended December 31, 2023, the Company reclassified the deferred financing fees previously recorded in other long-term assets to long-term debt in the consolidated balance sheets.

The recorded balances associated with the 2022 Senior Credit Facilities are as follows:

	December 31, 2023	December 31, 2022
Outstanding balance	$6,875	$—
Financing costs and commitment fees	(594)
Less:
Current portion of notes payable	(313)	—
Net long-term notes payable	$5,968	$—

Medical Equipment Financing

As a result of the acquisition of HMP, the Company assumed equipment financing obligations consisting of installment payments for medical equipment which secure the financing. The financing obligations are payable in monthly installments through 2026 and include interest at rates ranging from 0% to 7.99%. As of December 31, 2023, $0.8 million of the outstanding medical equipment financing obligations is presented on the consolidated balance sheets as short term debt based on the scheduled repayment dates.

Leases

The Company has recognized finance lease liabilities for vehicles and operating leases for land and buildings that have terms greater than twelve months, as follows:

	December 31, 2023	December 31, 2022
Lease liabilities	$3,250	$694
Less:
Current portion of lease liabilities	(934)	(495)
Net long-term lease liabilities	$2,316	$199

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At December 31, 2023, the weighted average lease term was approximately 4.51 years.

Future maturities of the Company's operating lease liabilities as of December 31, 2023 are summarized as follows:

Lease Liability
2024	$874
2025	736
2026	615
2027	617
2028	560
Thereafter	7
Total lease payments	$3,409
Less: imputed interest	$547
Present value of lease liabilities	$2,862

Operating rental expenses for the years ended December 31, 2023 and 2022 amounted to $999,000 and $539,000, respectively.

Page	F-17

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

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

The following tables summarize the Company's assets measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022:

	At December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$5,657	$—	$—	$5,657
Available for sale debt instrument	—	—	2,219	2,219
Total	$5,657	$—	$2,219	$7,876

	At December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$11,005	$—	$—	$11,005
Available for sale debt instrument	—	—	2,000	2,000
Total	$11,005	$—	$2,000	$13,005

Available for Sale Debt Instrument

The fair value of the Company’s available for sale debt instrument approximates its amortized cost basis due to the short maturity and indexed interest rate terms. The fair value is classified within Level 3 in the fair value hierarchy as the Company evaluates adjustments using a combination of observable and unobservable inputs, such as operating results of the counterparty as well observable prices in transactions of debt and equity instruments of the issuing counterparty when available. As of December 31, 2023, the analysis resulted in no adjustments to the carrying value impacting unrealized gains or losses. All changes to measured fair value during the period were the result of accrued interest.

Page	F-18

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. These assets include equity method investments, other equity investments, and the fair value allocation related to the Company’s acquisitions.

Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. The Company's other equity investments are holdings in privately-held companies without a readily determinable market value. The Company remeasures equity securities without readily determinable fair value at fair value when an orderly transaction is identified for an identical or similar investment of the same issuer in accordance with the measurement alternative under Topic 820. ASU 2019-04 states that the measurement alternative is a nonrecurring fair value measurement. Accordingly, other equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because the Company estimates the value using a combination of observable and unobservable inputs, including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the holdings the Company owns. The Company had no material adjustments of equity method investments or other equity investments measured at fair value on a nonrecurring basis during any of the periods presented.

The fair value allocation related to the Company’s acquisitions are determined using a discounted cash flow approach, or a replacement cost approach, which are based on significant unobservable inputs (Level 3). These valuation methods required management to make various assumptions, including, but not limited to, future profitability, cash flows, replacement costs, and discount rates. The Company’s estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing discounted future cash flows in applying the income approach requires the Company to evaluate its intermediate to longer-term strategies, including, but not limited to, estimates of revenue growth, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows requires the selection of risk premiums, which can materially impact the present value of future cash flows.

The Company estimated the fair value of acquired identifiable intangible assets using discounted cash flow techniques that included an estimate of future cash flows, consistent with overall cash flow projections used to determine the purchase price paid to acquire the business, discounted at a rate of return that reflects the relative risk of the cash flows. The Company estimated the fair value of certain acquired identifiable intangible assets based on the cost approach using estimated costs consistent with historical experience. The Company believes the estimates and assumptions used in the valuation methods are reasonable.

There were no transfers between fair value measurement levels during any presented period.

8.     Shareholders' Equity

Authorized Share Capital

The Company’s authorized share capital consists of an unlimited number of common shares, with no stated par value.

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,506,161 and 38,049,739 shares were issued and outstanding as of December 31, 2023 and 2022, respectively.

The Company acquired and cancelled 75,235 common shares at a cost of $0.6 million to satisfy employee income tax withholding associated with RSUs vesting during the year ended December 31, 2023. The Company’s retained earnings were reduced by the amount paid for the shares repurchased and cancelled.

Page	F-19

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
Stock-Based Compensation

On June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan") to provide an incentive to attract, retain and reward directors, officers, employees, and consultants who provide services to the Company or any of its subsidiaries. Upon approval of the Omnibus Plan, no future awards are available to be made under the Company's previous RSU and Option Plans (collectively, the "Former Plan"), and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,211 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of December 31, 2023, the Company had outstanding options of 4,214,000 and RSUs of 1,226,000 associated with common shares under the Omnibus Plan.

The following table summarizes stock-based compensation expense for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Stock-based compensation - options	$1,165	$3,094
Stock-based compensation - restricted stock units	4,684	2,108
Total	$5,849	$5,202

At December 31, 2023, there was approximately $335,000 of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted average period of 1.07 years. As of December 31, 2023, there was approximately $3,892,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted average period of 0.86 years.

Options

The following table summarizes stock option activity for the years ended December 31, 2023 and 2022:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2021	3,822	$5.22	7.4 years	$3,722
Issued	764	5.29
Exercised	(83)	3.55
Expired / Forfeited	(6)	5.21
Balance December 31, 2022	4,497	$5.26	6.9 years	$11,356
Issued	—	—
Exercised	(246)	5.42
Expired / Forfeited	(37)	6.33
Balance December 31, 2023	4,214	$5.25	5.9 years	$11,698
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing price of the Company's common shares on the last trading day of the period ($7.85 and $7.56 on December 31, 2023 and December 31, 2022, respectively).

The aggregate intrinsic value of options outstanding was $11,698,000 and options exercisable were $10,432,000 at December 31, 2023. During the fiscal years ended December 31, 2023 and 2022, 246,022 and 82,822 common shares were issued pursuant to the exercise of stock options, respectively.

At December 31, 2023, the Company had 3,461,000 exercisable stock options outstanding with a weighted average exercise price of $4.99 and a weighted average remaining contractual life of 5.5 years. At December 31, 2022, the Company had 2,841,000 exercisable stock options outstanding with a weighted average exercise price of $4.53 and a weighted average remaining contractual life of 6.1 years.

Page	F-20

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
The fair value of the stock options has been charged to the Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the year ended December 31, 2023.

Restricted Stock Units

The Company accounts for RSUs using fair value. The fair value of the RSUs has been charged to the Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the vesting period, based on the stock price on the date of grant. RSUs vest generally over a one or three-year period. The Company accounts for forfeitures of RSUs under ASU 2016-09 and recognizes forfeitures in the period in which they occur.

The following table summarizes RSU activity for the years ended December 31, 2023 and 2022:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2021	206	$6.61	0.68 years	$1,074
Issued	581	5.44
Vested	(149)	6.27
Expired / Forfeited	(9)	6.45
Balance December 31, 2022	629	$5.62	0.88 years	$4,755
Issued	921	7.88
Vested	(286)	5.82
Expired / Forfeited	(38)	6.98
Balance December 31, 2023	1,226	$7.23	0.86 years	$9,624
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the closing price of the Company's common shares on the last trading day of the period ($7.85 and $7.56 on December 31, 2023 and December 31, 2022, respectively).

During the year ended December 31, 2023, the Company issued 920,588 RSUs, with a vesting term of one or three years and a fair value between $7.10 and $7.93 per share. During the year ended December 31, 2022, the Company issued 580,962 RSUs, with a vesting term of one to three years and a fair value between $5.21 and $6.34 per share.

Page	F-21

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
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

The following table summarizes phantom share unit activity for the years ended December 31, 2023 and 2022:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2021	573	$2,991
Issued	256	1,320
Vested	(263)	(1,383)
Expired / Forfeited	(53)	(401)
Balance December 31, 2022	513	3,878
Issued	181	1,444
Vested	(245)	(2,354)
Expired / Forfeited	(31)	(241)
Balance December 31, 2023	418	3,281
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s common shares at that time; the value of issued share equivalents is based on the market price of the Company’s common shares at issuance; the value of vested share equivalents is based on the cash paid at the time of vesting; and the values of expired/forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's common shares at the end of the period. The market price of the Company's common shares was $7.85 and $7.56 on December 31, 2023 and December 31, 2022, respectively.

The change in fair value of the phantom share units has been charged to the Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with phantom share units at December 31, 2023 is $2,425,000, with $1,867,000 of this amount included in current accrued liabilities and the remaining portion of $558,000 included in long-term accrued liabilities. At December 31, 2022, the total liability associated with phantom share units was $2,593,000, with $1,704,000 of this amount included in current accrued liabilities and the remaining portion of $889,000 included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of phantom share units is recorded in selling, general and administrative expenses within the Consolidated Statements of Income and Comprehensive Income. The following table summarizes expense associated with the phantom share units for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Selling, general and administrative	$2,189	$2,316

The Company paid cash settlements of $2.4 million and $1.4 million during the years ended December 31, 2023 and 2022, respectively, pertaining to vestings of cash-settled phantom share units.

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

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
Legal Proceedings

As previously disclosed, the Company (through its subsidiary Sleep Management LLC) submitted a purchase order (the “Purchase Order”) in March 2020 to Vyaire Medical, Inc. d/b/a CareFusion Respiratory Technologies (“Vyaire”) for respiratory equipment. The Company ultimately prepaid $1.4 million towards the delivery of such respiratory equipment. Vyaire was unable or unwilling to deliver the vast majority of the respiratory equipment referenced in the Purchase Order, and also refused to refund the prepayment amount (less the amounts paid for equipment actually received). On July 29, 2020, the Company (through its subsidiary Sleep Management LLC) filed a lawsuit against Vyaire in the United States District Court for the Western District of Louisiana (the “Court”). This lawsuit was dismissed on December 8, 2020 in connection with the commencement of the lawsuit filed by the Company (through its subsidiary Sleep Management) on November 5, 2020, against Vyaire in the 15th Judicial District Court for the Parish of Lafayette, Louisiana (the “State Court”) seeking damages for breach of contract and seeking a declaratory judgment that the Company is not required to pay any further funds to Vyaire. On December 28, 2020, Vyaire filed its Answer, Affirmative Defenses, and Reconventional Demand (“Reconventional Demand”) with the State Court alleging breach of contract and seeking damages of $4.7 million purportedly for the improper cancellation of the Purchase Order. The Company filed its Answer to the Reconventional Demand on February 12, 2021 and the parties completed discovery on July 17, 2023. The State Court issued an order on September 5, 2023 granting the Company Partial Summary Judgment finding that Vyaire breached the contract. The remaining issue of the damages suffered by the Company as a result of the breach will be determined at a non-jury trial pending resolution of Vyaire’s interlocutory appeal of the State Court’s partial summary judgment ruling.

The Company continues to believe that it has valid legal and equitable grounds to recover its outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. The Company has determined that a loss related to the Reconventional Demand is not probable, and thus has not accrued a liability related to this claim. Although a loss may be reasonably possible, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Reconventional Demand given that the dispute is in the early stages of the legal process. At December 31, 2023, outstanding funds in the amount of $0.9 million related to undelivered respiratory equipment are included within other long-term assets.

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

In May of 2021, a final report and recommendation (“Report”) was issued by the OIG regarding an audit by OIG of claims relating to 100 of the Company’s non-invasive ventilation at home (“NIVH”) patients. The OIG asserted that most of the sampled Medicare claims submitted for the monthly rental of non-invasive ventilators did not comply with Medicare requirements. The Company firmly believed that the Report ignored each patient’s diagnosis and supporting documentation of that diagnosis from treating and prescribing physicians and applied clinical guidelines that were contrary to CMS’s accepted standard of care. In late June of 2021, the Company received initial request letters from DME Medicare Administrative Contractors ("MACs") referencing the Report and requesting repayment of purported overpayments. The Company responded to each initial request by submitting a rebuttal and by filing a redetermination appeal as prescribed by the initial request letters and by statute. In September 2021, the MACs informed the Company of unfavorable decisions with respect to the redetermination appeals. In November 2021, the Company filed Reconsideration Appeals with CMS's designated Qualified Independent Contractor ("QIC"). Based on its review, the QIC determined that approximately 77% of the claims it reviewed were medically necessary and properly payable under Medicare rules and regulations, overturning OIG’s and the MACs' initial recommendations and determinations. As a result of the QIC's reconsideration findings, reduced and recalculated principal overpayment requests totaling $1.1 million were issued by the MACs. In order to limit the assessment of interest during the appeals period, the Company remitted the associated funds to the MACs. In December 2022, an Administrative Law Judge overturned all of the remaining appealed claims and instructed the MACs to refund all funds previously remitted by the Company. Accordingly, the funds remitted to the MACs were recorded in Prepaid expenses and other assets at December 31, 2022 and were received during the year ended December 31, 2023.

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
December 31, 2023 and 2022
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

At December 31, 2023 and 2022, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2020.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Net income before income taxes	$14,391	$8,990
Statutory income tax rate	21.0%	21.0%
Computed provision for income taxes	3,022	1,888
State income tax expense	549	278
Permanent differences	520	435
Prior Year True Ups	64	150
Changes in valuation allowance for deferred tax assets	(7)	17
Provision for income taxes	$4,148	$2,768

The significant components of the provision for income taxes for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Current taxes:
Federal	$4,242	$614
State	1,345	408
Total current taxes	5,587	1,022

Deferred taxes:
Federal	$(991)	$1,660
State	(448)	86
Total deferred taxes	(1,439)	1,746

Provision for income taxes	$4,148	$2,768

Deferred Income Taxes

Deferred income taxes are determined based on the temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted tax rates in the years in which the differences are expected to reverse. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that all, or some portion, of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred income tax assets according to the provisions of FASB ASC 740, Income Taxes. In making this determination, management assesses all available evidence, both positive and negative, available at the balance sheet date. This includes, but is not limited to, recent earnings, internally prepared income projections, and historical financial performance.

Page	F-24

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
State fixed asset and net operating losses	$1,043	$833
Goodwill	7,977	9,384
Allowance for doubtful accounts	2,874	2,200
Accrued compensation and other	1,782	1,071
Accrued phantom stock	628	672
Stock-based compensation	4,098	3,401
Capitalized costs	1,137	628
Lease liability	842	180
Other	170	—
UNICAP	15	13
Total deferred tax assets	$20,566	$18,382

Deferred tax liabilities:
Right-of-use asset	$(848)	$(180)
Property and equipment	(15,141)	(15,057)
Total deferred liabilities	$(15,989)	$(15,237)

Valuation allowance:
Net deferred tax asset before valuation allowance	$4,577	$3,145
Less: valuation allowance	(19)	(26)
Net deferred tax asset	$4,558	$3,119

Page	F-25

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Year Ended December 31,
	2023	2022
Numerator - basic and diluted:
Net income attributable to shareholders	$10,243	$6,222

Denominator:
Basic weighted average number of common shares	38,354,071	38,655,403
Diluted weighted average number of shares	40,378,922	39,807,434

Basic earnings per share	$0.27	$0.16
Diluted earnings per share	$0.25	$0.16

Denominator calculation from basic to diluted:
Basic weighted average number of common shares	38,354,071	38,655,403
Stock options and other dilutive securities	2,024,851	1,152,031
Diluted weighted average number of shares	40,378,922	39,807,434

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

Page	F-26

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Page	43

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
Item 9B. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Page	44

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022
PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Additional information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.

Item 15. Exhibits and Financial Statement Schedules

a.Documents filed as part of this report.

1.Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•Report of Independent Registered Public Accounting Firm

•Balance Sheets as of December 31, 2023 and 2022

•Statements of Operations for the years ended December 31, 2023 and 2022

•Statements of Shareholders’ Equity for the years ended December 31, 2023 and 2022

•Statements of Cash Flows for the years ended December 31, 2023 and 2022

2.Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

3.Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-38973.

Page	45

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

Exhibit Number	Exhibit Title

#2.1
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

Page	46

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

+10.12	Viemed Healthcare, Inc. 2020 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2020.

+10.13	Form of Restricted Stock Units Agreement. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 3, 2021.

+10.14	Form of Award Agreement for Stock Option. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 3, 2021.

+10.15	Form of Restricted Stock Unit Award. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2021.

+10.16	Non-Employee Directors Deferred Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2021.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*97.1	Viemed Healthcare, Inc. Executive Compensation Clawback Policy, as adopted on November 9, 2023.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
+ Management contract or compensatory plan or arrangement.
# Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

Page	47

VIEMED HEALTHCARE, INC.
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)
December 31, 2023 and 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: March 6, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Casey Hoyt	Chief Executive Officer and Director	March 6, 2024
Casey Hoyt	(Principal Executive Officer)

/s/ Trae Fitzgerald	Chief Financial Officer	March 6, 2024
Trae Fitzgerald	(Principal Financial Officer and Accounting Officer)

/s/ W. Todd Zehnder	Chief Operating Officer and Director	March 6, 2024
W. Todd Zehnder

/s/ Randy Dobbs	Chairman of the Board of Directors	March 6, 2024
Randy Dobbs

/s/ Dr. William Frazier	Director and Chief Medical Officer	March 6, 2024
Dr. William Frazier

/s/ Bruce Greenstein	Director	March 6, 2024
Bruce Greenstein

/s/ Sabrina Heltz	Director	March 6, 2024
Sabrina Heltz

/s/ Nitin Kaushal	Director	March 6, 2024
Nitin Kaushal

/s/ Timothy Smokoff	Director	March 6, 2024
Timothy Smokoff

Page	48