Form 10-Q
period 2024-03-31
VIEMED HEALTHCARE, INC.
filed 2024-05-06
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of April 26, 2024, there were 38,820,766 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
March 31, 2024 and 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At March 31, 2024	At December 31, 2023
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2	$7,309	$12,839
Accounts receivable, net	2	24,477	18,451
Inventory	2	4,349	4,628
Prepaid expenses and other assets		2,483	2,449
Total current assets		$38,618	$38,367
Long-term assets
Property and equipment, net	4	73,511	73,579
Finance lease right-of-use assets		297	401
Operating lease right-of-use assets		2,733	2,872
Equity investments	2	1,698	1,680
Debt investment	2	2,274	2,219
Deferred tax asset	10	4,558	4,558
Identifiable intangibles, net		534	567
Goodwill	3	29,765	29,765
Other long-term assets	9	887	887
Total long-term assets		$116,257	$116,528
TOTAL ASSETS		$154,875	$154,895

LIABILITIES
Current liabilities
Trade payables		$5,800	$4,180
Deferred revenue		6,092	6,207
Income taxes payable		2,675	2,153
Accrued liabilities	5	14,057	17,578
Finance lease liabilities, current portion		199	256
Operating lease liabilities, current portion	6	698	678
Current portion of long-term debt	6	596	1,072
Total current liabilities		$30,117	$32,124
Long-term liabilities
Accrued liabilities	8	447	558
Finance lease liabilities, less current portion		95	132
Operating lease liabilities, less current portion	6	2,037	2,184
Long-term debt	5	5,906	6,002
Total long-term liabilities		$8,485	$8,876
TOTAL LIABILITIES		$38,602	$41,000

Commitments and Contingencies		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,816,766 and 38,506,161 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8	$21,842	$18,702
Additional paid-in capital		14,294	15,698
Retained earnings		80,137	79,495
TOTAL SHAREHOLDERS' EQUITY		$116,273	$113,895

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$154,875	$154,895

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended March 31,
	Note	2024	2023
Revenue	2	$50,593	$39,556

Cost of revenue		20,791	15,552

Gross profit		$29,802	$24,004

Operating expenses
Selling, general and administrative		24,814	19,762
Research and development		750	780
Stock-based compensation	8	1,432	1,391
Depreciation and amortization		415	240
Loss (gain) on disposal of property and equipment		213	(22)
Other income, net		(26)	(81)
Income from operations		$2,204	$1,934

Non-operating income and expenses
Income from equity method investments		(67)	(35)
Interest expense (income), net	6	150	(49)

Net income before taxes		2,121	2,018
Provision for income taxes	10	518	501

Net income		$1,603	$1,517

Other comprehensive income		$—	$—

Comprehensive income		$1,603	$1,517

Net income per share
Basic	11	$0.04	$0.04
Diluted	11	$0.04	$0.04

Weighted average number of common shares outstanding:
Basic	11	38,717,123	38,156,777
Diluted	11	40,580,634	40,016,693

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital		Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2022	38,049,739	$15,123	$12,125	$69,846	$97,094
Stock-based compensation - options	—	—	348	—	348
Stock-based compensation - restricted stock	—	—	1,043	—	1,043
Exercise of options	108,370	544	—	—	544
Shares issued for vesting of restricted stock units	183,036	1,429	(1,429)	—	—
Shares redeemed to pay income tax	(64,756)	—	—	(505)	(505)
Net income	—	—	—	1,517	1,517
Shareholders' equity, March 31, 2023	38,276,389	$17,096	$12,087	$70,858	$100,041

	Common Stock		Additional paid-in capital		Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2023	38,506,161	$18,702	$15,698	$79,495	$113,895
Stock-based compensation - options	—	—	111	—	111
Stock-based compensation - restricted stock	—	—	1,321	—	1,321
Exercise of options	60,130	304	—	—	304
Shares issued for vesting of restricted stock units	378,837	2,836	(2,836)	—	—
Shares redeemed to pay income tax	(128,362)	—	—	(961)	(961)
Net income	—	—	—	1,603	1,603
Shareholders' equity, March 31, 2024	38,816,766	$21,842	$14,294	$80,137	$116,273

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Three Months Ended March 31,
	Note	2024	2023
Cash flows from operating activities
Net income		$1,603	$1,517
Adjustments for:
Depreciation and amortization		6,285	4,762
Stock-based compensation expense	8	1,432	1,391
Distributions of earnings received from equity method investments		49	196
Income from equity method investments		(67)	(35)
Income from debt investment		(55)	(57)
Loss (gain) on disposal of property and equipment		213	(22)
Deferred income tax benefit		—	(725)
Changes in working capital:
Accounts receivable, net		(6,026)	(941)
Inventory		279	127
Prepaid expenses and other assets		99	449
Trade payables		588	641
Deferred revenue		(115)	74
Accrued liabilities		(3,632)	1,846
Income tax payable/receivable		522	1,273
Net cash provided by operating activities		$1,175	$10,496

Cash flows from investing activities
Purchase of property and equipment		(6,006)	(4,681)
Proceeds from sale of property and equipment	4	641	776
Net cash used in investing activities		$(5,365)	$(3,905)

Cash flows from financing activities
Proceeds from exercise of options	8	304	544
Principal payments on term notes	6	(589)	—
Shares redeemed to pay income tax	8	(961)	(505)
Repayments of finance lease liabilities		(94)	—
Net cash provided by (used in) financing activities		$(1,340)	$39

Net increase (decrease) in cash and cash equivalents		(5,530)	6,630
Cash and cash equivalents at beginning of year		12,839	16,914
Cash and cash equivalents at end of period		$7,309	$23,544

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$224	$42
Cash received during the period for income tax refunds		$—	$(40)

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2024 and 2023

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

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements are unaudited, but reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. The Company's fiscal year ends on December 31. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto and the report of the Company's independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, accounts receivable, income tax provisions, the fair value of financial instruments, and goodwill. Actual results could differ from these estimates.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2024 and 2023
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

The Company performs a periodic analysis to review the valuation of accounts receivable and collectability of outstanding balances. These estimates are determined utilizing historical realization data under a portfolio approach, which is then assessed by management to evaluate whether adjustments should be made based on accounts receivable aging trends, other operating trends, and relevant business conditions such as governmental and managed care payor claims processing procedures.

The Company records a reserve for estimated probable losses as part of net rental revenue adjustments in order to report rental revenue at an expected collectable amount based on the total portfolio of operating lease receivables for which collectability has been deemed probable. The accounts receivable are presented on the Condensed Consolidated Balance Sheets net of the adjustments.

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Revisions in reserve estimates are recorded as an adjustment to net revenue in the period of revision. The estimates of the allowance for uncollectible accounts was $14.4 million and $11.1 million as of March 31, 2024 and December 31, 2023, respectively.

Included in accounts receivable at March 31, 2024 are amounts due from Medicare and Medicaid, representing 25% and 2%, respectively, and 27% combined, of total outstanding receivables. As of December 31, 2023, 32% of total outstanding receivables were amounts due from Medicare and Medicaid.

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
March 31, 2024 and 2023
Equity Investments

Equity investments on the Condensed Consolidated Balance Sheets are comprised of an investment accounted for under the equity method and equity investments without readily determinable fair values accounted for under the measurement alternative described in ASC 321-10-35-2.

The following table details the Company’s equity investments:

	March 31, 2024	December 31, 2023
Equity method investments	$338	$320
Other equity investments	1,360	1,360
Balance, end of period	$1,698	$1,680

The Company's equity method investments include a 49% equity interest in Solvet Services, LLC, an entity which provides health care support services to state and federal governments. Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Condensed Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. Distributions received from the investee reduce the Company’s carrying value of the investment. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Condensed Consolidated Statements of Income and Comprehensive Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of March 31, 2024 that would impair the carrying value of equity method investments.

Other equity investments are investments without a readily determinable fair value which do not qualify for the practical expedient in ASC 820. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of March 31, 2024 on its investments in equity securities without a readily determinable fair value.

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

Intangible Assets

Intangible assets include trade names and other identifiable intangible assets, which are amortized on a straight-line basis over a period of their expected useful lives, generally five years.

Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income represents net income adjusted for unrealized gains and losses, net of tax. Accumulated other comprehensive loss is presented on the accompanying Condensed Consolidated Balance Sheets as a component of shareholders' equity.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2024 and 2023
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

The Company's lease agreements generally contain lease components and non-lease components, which primarily relate to supplies. The Company has made the accounting policy election to account for a lease component of an agreement and its associated non-lease components as a single lease component based on the Company's assessment of classification of the lease based on the consideration in the contract for the combined component.

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

The revenues from each major source are summarized in the following table:

	Three Months Ended March 31,
	2024	2023
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$29,187	$25,147
Other home medical equipment rentals	10,934	6,906
Revenue from sales and services
Equipment and supply sales	6,138	4,764
Service revenues	4,334	2,739
Total revenues	$50,593	$39,556

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2024 and 2023

Revenues from Medicare as percentages of the Company's total revenue for the three months ended March 31, 2024 and 2023 were 43% and 45%, respectively.

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
March 31, 2024 and 2023
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

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale, they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the three months ended March 31, 2024 and March 31, 2023.

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
March 31, 2024 and 2023
Recently adopted accounting pronouncements

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
March 31, 2024 and 2023
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

The results of HMP’s operations have been included in the condensed consolidated financial statements since the date of acquisition.

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
March 31, 2024 and 2023
4.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	March 31, 2024	December 31, 2023
Medical equipment	$113,867	$110,920
Furniture and equipment	3,764	3,540
Land	2,566	2,566
Buildings	7,970	7,953
Leasehold improvements	657	345
Vehicles	1,223	1,192
Less: Accumulated depreciation	(56,536)	(52,937)
Property and equipment, net of accumulated depreciation and amortization	$73,511	$73,579

Depreciation in the amount of $5.9 million and $4.5 million is included in cost of revenue for the three months ended March 31, 2024 and 2023, respectively. Medical equipment purchases with a cost of $2.4 million and $1.4 million were included in accounts payable at March 31, 2024 and December 31, 2023, respectively.

5.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	March 31, 2024	December 31, 2023
Accrued trade payables	$2,994	$3,230
Accrued commissions payable	993	794
Accrued bonuses payable	2,185	7,131
Accrued vacation and payroll	3,554	2,058
Current portion of phantom share liability	1,854	1,867
Accrued other liabilities	2,477	2,498
Total accrued liabilities	$14,057	$17,578
6.     Debt and Lease Liabilities

Debt

The following table summarizes the Company’s debt as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
2022 Senior Credit Facilities	$6,813	$6,875
Medical equipment financing	$267	$793
Financing costs and commitment fees	(578)	(594)
Current portion	(596)	(1,072)
Long-term portion	$5,906	$6,002

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2024 and 2023
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

The interest rates per annum applicable to the 2022 Senior Credit Facilities are a forward looking term rate based on a secured overnight financing rate ("Term SOFR") plus an applicable margin ranging from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%.

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at March 31, 2024.

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

Financing costs related to the 2022 Senior Credit Facilities are capitalized and amortized over the term of the loans using the effective interest method. Upon the initial draw of debt under the 2022 Senior Credit Facilities during the year ended December 31, 2023, the Company reclassified the deferred financing fees previously recorded in other long-term assets to long-term debt in the condensed consolidated balance sheets.

Medical Equipment Financing

As a result of the acquisition of HMP, the Company assumed equipment financing obligations consisting of installment payments for medical equipment which secure the financing. The financing obligations are payable in monthly installments through 2026 and include interest at rates ranging from 0% to 7.99%. As of March 31, 2024, $0.3 million of the outstanding medical equipment financing obligations is presented on the condensed consolidated balance sheets as short term debt based on the scheduled repayment dates.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2024 and 2023
Leases

The Company has recognized finance lease liabilities for vehicles and operating leases for land and buildings that have terms greater than twelve months, as follows:

	March 31, 2024	December 31, 2023
Lease liabilities	$3,029	$3,250
Less:
Current portion of lease liabilities	(897)	(934)
Net long-term lease liabilities	$2,132	$2,316

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. These lease liabilities are recorded at present value based on a discount rate of 5.50%, which was based on the Company's incremental borrowing rate at the time of assessment. At March 31, 2024, the weighted average lease term was approximately 4.36 years.

Future maturities of the Company's operating lease liabilities as of March 31, 2024 are summarized as follows:

Lease Liability
2024	$657
2025	$749
2026	$629
2027	$629
2028	$573
Thereafter	7
Total lease payments	$3,244
Less: imputed interest	509
Present value of lease liabilities	$2,735

Operating rental expenses for the three months ended March 31, 2024 amounted to $355,000.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2024 and 2023

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

Assets Measured at Fair Value on a Recurring Basis

The Company measures certain assets at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The following tables summarize the Company's assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	At March 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$19	$—	$—	$19
Available for sale debt instrument	—	—	2,274	2,274
Total	$19	$—	$2,274	$2,293

	At December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$5,657	$—	$—	$5,657
Available for sale debt instrument	—	—	2,219	2,219
Total	$5,657	$—	$2,219	$7,876

Available for Sale Debt Instrument

The fair value of the Company’s available for sale debt instrument approximates its amortized cost basis due to the short maturity and indexed interest rate terms. The fair value is classified within Level 3 in the fair value hierarchy as the Company evaluates adjustments using a combination of observable and unobservable inputs, such as operating results of the counterparty as well observable prices in transactions of debt and equity instruments of the issuing counterparty when available. As of March 31, 2024, the analysis resulted in no adjustments to the carrying value impacting unrealized gains or losses. All changes to measured fair value during the period were the result of accrued interest.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2024 and 2023
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
March 31, 2024 and 2023
8.     Shareholders' Equity

Authorized Share Capital

The Company’s authorized share capital consists of an unlimited number of common shares, with no stated par value.

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,816,766 and 38,506,161 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

The Company acquired and cancelled 128,362 common shares at a cost of $1.0 million to satisfy employee income tax withholding associated with RSUs vesting during the three months ended March 31, 2024. The Company’s retained earnings were reduced by the amount paid for the shares repurchased and cancelled.

Stock-Based Compensation

On June 11, 2020 (the "Effective Date"), the Company’s shareholders approved the Company's 2020 Long Term Incentive Plan (the "Omnibus Plan") to provide an incentive to attract, retain and reward directors, officers, employees, and consultants who provide services to the Company or any of its subsidiaries. Upon approval of the Omnibus Plan, no future awards are available to be made under the Company's previous RSU and Option Plans (collectively, the "Former Plan"), and the common shares that were not settled or awarded under the Former Plan as of the Effective Date are available for awards under the Omnibus Plan. The maximum number of common shares that are available for awards under the Omnibus Plan and under any other security based compensation arrangements adopted by the Company, including the Former Plan, may not exceed 7,758,211 shares (equal to 20% of the issued and outstanding common shares of the Company on the Effective Date). The maximum amount of the foregoing common shares that may be awarded under the Omnibus Plan as “incentive stock options” is 2,600,000 common shares. As of March 31, 2024, the Company had outstanding options of 4,152,000 and RSUs of 1,524,000 associated with common shares under the Omnibus Plan.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock-based compensation - options	$111	$348
Stock-based compensation - restricted stock units	1,321	1,043
Total	$1,432	$1,391

At March 31, 2024, there was approximately $220,000 of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted average period of 0.91 years. As of March 31, 2024, there was approximately $8,232,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted average period of 0.95 years.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2024 and 2023
Options

The following table summarizes stock option activity for the three months ended March 31, 2024:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2023	4,214	$5.25	5.9 years	$11,698
Issued	—	—
Exercised	(60)	5.06
Expired / Forfeited	(2)	5.21
Balance March 31, 2024	4,152	$5.25	5.6 years	$17,423
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing price of the Company's common shares on the last trading day of the period ($9.43 and $7.85 on March 31, 2024 and December 31, 2023, respectively).

The aggregate intrinsic value of options outstanding was $17,423,000 and options exercisable was $16,278,000 at March 31, 2024. For the three months ended March 31, 2024, 60,130 common shares were issued pursuant to the exercise of stock options.

At March 31, 2024, the Company had 3,861,000 exercisable stock options outstanding with a weighted average exercise price of $5.23 and a weighted average remaining contractual life of 5.5 years. At December 31, 2023, the Company had 3,461,000 exercisable stock options outstanding with a weighted average exercise price of $4.99 and a weighted average remaining contractual life of 5.5 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the three months ended March 31, 2024.

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

The following table summarizes RSU activity for the three months ended March 31, 2024:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2023	1,226	$7.23	0.86 years	$9,624
Issued	750	8.39
Vested	(379)	6.92
Forfeited	(73)	7.93
Balance March 31, 2024	1,524	$7.84	0.95 years	$14,371
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the closing price of the Company's common shares on the last trading day of the period ($9.43 and $7.85 on March 31, 2024 and December 31, 2023, respectively).

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2024 and 2023
During the three months ended March 31, 2024, the Company issued 749,900 RSUs with equal annual vestings over a three year period and a fair value of $8.39 per share.

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

The following table summarizes phantom share unit activity for the three months ended March 31, 2024:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2023	418	$3,281
Issued	250	2,040
Vested	(128)	(962)
Forfeited	(5)	(47)
Balance March 31, 2024	535	$5,045
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s common shares at that time, the value of issued share equivalents is based on the market price of the Company’s common shares at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, and the values of forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's common shares at the end of the period. The market price of the Company's common shares was $9.43 and $7.85 on March 31, 2024 and December 31, 2023, respectively.

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with phantom share units at March 31, 2024 is $2,301,000, with $1,854,000 of this amount included in current accrued liabilities and the remaining portion of $447,000 included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of phantom share units is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes expense associated with the phantom share units for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Selling, general, and administrative	$840	$1,149

The Company paid cash settlements of $1.0 million and $0.6 million during the three months ended March 31, 2024 and 2023, respectively, pertaining to vestings of cash-settled phantom share units.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
March 31, 2024 and 2023
Legal Proceedings

As previously disclosed, the Company (through its subsidiary Sleep Management LLC) submitted a purchase order (the “Purchase Order”) in March 2020 to Vyaire Medical, Inc. d/b/a CareFusion Respiratory Technologies (“Vyaire”) for respiratory equipment. The Company ultimately prepaid $1.4 million towards the delivery of such respiratory equipment. Vyaire was unable or unwilling to deliver the vast majority of the respiratory equipment referenced in the Purchase Order, and also refused to refund the prepayment amount (less the amounts paid for equipment actually received). On November 5, 2020, the Company (through its subsidiary Sleep Management LLC) filed a lawsuit against Vyaire in the 15th Judicial District Court for the Parish of Lafayette, Louisiana (the “State Court”) seeking damages for breach of contract and seeking a declaratory judgment that the Company is not required to pay any further funds to Vyaire. Vyaire filed a Reconventional Demand with the State Court alleging breach of contract and seeking damages of $4.7 million purportedly for the improper cancellation of the Purchase Order. The State Court issued an order on September 5, 2023 granting the Company Partial Summary Judgment finding that Vyaire breached the contract. However, the determination of damages resulting from Vyaire's breach was reserved for a non-jury trial. Vyaire has appealed the State Court's Partial Summary Judgment and has filed its opening brief, to which the Company has responded by filing its opposition brief.

The Company continues to believe that it has valid legal and equitable grounds to recover its outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. The Company has determined that a loss related to the Reconventional Demand is not probable, and thus has not accrued a liability related to this claim. Although a loss may be reasonably possible, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Reconventional Demand given that the dispute is in the early stages of the legal process. As of March 31, 2024, outstanding funds in the amount of $0.9 million related to undelivered respiratory equipment are included within other long-term assets.

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

10.     Income Taxes

For the three months ended March 31, 2024, the Company recorded income tax expense of $0.5 million, which includes a discrete tax benefit of $0.1 million associated with stock-based compensation arrangements. Excluding the impact of the discrete taxes, the effective rate for the three months ended March 31, 2024 is 29.2%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year.

At March 31, 2024 and 2023, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2020.

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
March 31, 2024 and 2023
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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2024	2023
Numerator - basic and diluted:
Net income attributable to shareholders	$1,603	$1,517

Denominator:
Basic weighted average number of common shares	38,717,123	38,156,777
Diluted weighted average number of shares	40,580,634	40,016,693

Basic earnings per share	$0.04	$0.04
Diluted earnings per share	$0.04	$0.04

Denominator calculation from basic to diluted:
Basic weighted average number of common shares	38,717,123	38,156,777
Stock options and other dilutive securities	1,863,511	1,859,916
Diluted weighted average number of shares	40,580,634	40,016,693

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2024 and 2023
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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which the we operate; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; the state of the capital markets; the availability of funds and resources to pursue operations; inflation; reductions in reimbursement rates and audits of reimbursement claims by various governmental and private payor entities; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; our status as an emerging growth company; and the occurrence of natural and unnatural catastrophic events

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2024 and 2023
or health epidemics or concerns, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

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

We no longer qualify as a “smaller reporting company” and are required to comply with the larger company disclosure obligations (subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies) beginning in this Quarterly Report on Form 10-Q.

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

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 57.7% and 63.6% of our revenue for the three months ended March 31, 2024 and 2023, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of March 31, 2024, we employed 373 licensed RTs, representing approximately 36% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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
March 31, 2024 and 2023
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

Despite these positive trends, the industry faces challenges such as cost containment efforts of payors. The consolidation of managed care payors into larger purchasing groups has increased negotiating power, resulting in pricing pressure on HME providers. In addition to ongoing negotiations relating to contract management with third party payors to secure fair reimbursement, HME providers are engaging in value-based contracting, focusing on outcomes and patient satisfaction. These value-based contracts leverage data analytics to demonstrate the cost-effectiveness and quality of durable medical goods and provide evidence-based data to payors demonstrating the long-term benefits and cost savings associated with the use of certain medical goods.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2024 and 2023
The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Financial Information:
Revenue	$50,593	$50,739	$49,402	$43,311	$39,556	$37,508	$35,759	$33,310
Gross Profit	29,802	32,111	30,562	26,106	24,004	22,896	21,651	20,390
Gross Profit %	59%	63%	62%	60%	61%	61%	61%	61%
Net Income	1,603	3,477	2,919	2,330	1,517	2,438	1,055	967
Cash (As of)	7,309	12,839	10,078	10,224	23,544	16,914	21,478	21,922
Total Assets (As of)	154,875	154,895	149,400	149,117	124,634	117,043	119,419	115,904
Adjusted EBITDA(1)	10,098	12,845	12,081	9,810	8,328	9,306	6,982	6,458
Operational Information:
Vent Patients(2)	10,450	10,327	10,244	10,005	9,337	9,306	9,127	8,837
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023:

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	% of Total Revenue	2023	% of Total Revenue	$ Change	% Change
Revenue	$50,593	100.0%	$39,556	100.0%	$11,037	27.9%
Cost of revenue	20,791	41.1%	15,552	39.3%	5,239	33.7%
Gross profit	29,802	58.9%	24,004	60.7%	5,798	24.2%
Selling, general and administrative	24,814	49.0%	19,762	50.0%	5,052	25.6%
Research and development	750	1.5%	780	2.0%	(30)	(3.8)%
Stock-based compensation	1,432	2.8%	1,391	3.5%	41	2.9%
Depreciation and amortization	415	0.8%	240	0.6%	175	72.9%
Loss (gain) on disposal of property and equipment	213	0.4%	(22)	(0.1)%	235	(1068.2)%
Other income, net	(26)	(0.1)%	(81)	(0.2)%	55	(67.9)%
Income from operations	2,204	4.4%	1,934	4.9%	270	14.0%
Non-operating income and expenses
Income from equity method investments	(67)	(0.1)%	(35)	(0.1)%	(32)	91.4%
Interest expense (income), net	150	0.3%	(49)	(0.1)%	199	(406.1)%
Net income before taxes	2,121	4.2%	2,018	5.1%	103	5.1%
Provision for income taxes	518	1.0%	501	1.3%	17	3.4%
Net income	$1,603	3.2%	$1,517	3.8%	$86	5.7%

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2024 and 2023
Revenue

The following table summarizes our revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	% of Total Revenue	2023	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$29,187	57.7%	$25,147	63.6%	$4,040	16.1%
Other home medical equipment rentals	10,934	21.6%	6,906	17.5%	4,028	58.3%
Net revenue from sales and services
Equipment and supply sales	6,138	12.1%	4,764	12.0%	1,374	28.8%
Service revenues	4,334	8.6%	2,739	6.9%	1,595	58.2%
Total net revenue	$50,593	100.0%	$39,556	100.0%	$11,037	27.9%

For the three months ended March 31, 2024, revenue totaled $50.6 million, an increase of $11.0 million (or 27.9%) from the comparable period in 2023. The net revenue increase was comprised of increases in ventilator rental revenue of $4.0 million (or 16.1%), rental revenue from other HME of $4.0 million (or 58.3%), equipment and supply sales of $1.4 million (or 28.8%), and service revenues of $1.6 million (or 58.2%). The growth in other home medical equipment rentals has been primarily driven by the continued national expansion of PAP, oxygen therapy, and percussion vest activities and the acquisition of HMP. The increase in equipment sales and supplies is primarily driven by the success of our PAP resupply program and other sleep offerings.

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

Cost of revenue and gross profit

For the three months ended March 31, 2024, cost of revenue totaled $20.8 million, an increase of $5.2 million (or 33.7%) from the comparable period in 2023. Gross profit percentage decreased from approximately 60.7% in the three months ended March 31, 2023 to approximately 58.9% in the three months ended March 31, 2024. The decrease in gross profit percentage is primarily due to migration of the revenue mix associated with product and service diversification. Gross profit percentage is expected to remain relatively stable in upcoming periods due to subsiding inflationary cost pressures and the positive effects associated with reimbursement rates, offset by some decreases associated with product and service diversification.

Selling, general and administrative expense

Selling, general and administrative expenses as a percentage of revenue decreased to 49.0% for the three months ended March 31, 2024 compared to 50.0% for the three months ended March 31, 2023. Selling, general and administrative expenses totaled $24.8 million for the three months ended March 31, 2024, an increase of $5.1 million (or 25.6%) from the comparable period in 2023. The overall increase in selling, general and administrative expense as compared to the prior period is primarily due to additional employee related expenses to accommodate the overall growth of the Company. Our full time employee count increased from 765 on March 31, 2023 to 1,030 on March 31, 2024, an increase of 35%, which was partially due to the acquisition of HMP on June 1, 2023. Employee compensation expenses increased $3.4 million (or 24%) as a result of the increase in our employee headcount and increases in incentive and volume based compensation. We expect that current year selling, general and administrative expenses as a percentage of revenue will continue to improve through the end of 2024 due to increased efficiencies and costs stabilization relative to revenue growth.

Research and development

For the three months ended March 31, 2023 and March 31, 2024, research and development expense totaled $0.8 million. As we continue to invest in research and development related projects to support our technology initiatives, we expect that the associated costs will remain consistent in 2024 relative to 2023 costs.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2024 and 2023
Stock-based compensation

For the three months ended March 31, 2024, stock-based compensation totaled $1.4 million, an increase of 2.9% from the comparable period in 2023. We anticipate that as we expand our workforce, incorporating stock-based awards as a component of employee compensation, stock-based compensation expenses will correspondingly rise. Historically, revenue growth has outpaced the growth in stock-based compensation, and as a result, the percentage of stock-based compensation relative to revenue is expected to continue declining.

Provision for income taxes

For the three months ended March 31, 2023 and March 31, 2024, the provision for income taxes was $0.5 million. Excluding discrete items, our annual estimated effective tax rate for 2024 is 29.2%.

Net income

For the three months ended March 31, 2024, net income was $1.6 million, an increase of $0.1 million (or 5.7%) from the comparable period in 2023. Net income as a percentage of net revenue decreased slightly from 3.8% for the three months ended March 31, 2023 to 3.2% for the three months ended March 31, 2024.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2024 and 2023
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

The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Net Income	$1,603	$3,477	$2,919	$2,330	$1,517	$2,438	$1,055	$967
Add back:
Depreciation & amortization	6,285	5,918	5,975	5,207	4,762	4,373	4,120	3,740
Interest expense (income)	150	256	237	(20)	(49)	32	42	59
Stock-based compensation(a)	1,432	1,534	1,453	1,471	1,391	1,317	1,309	1,271
Transaction costs(b)	110	61	177	94	206	—	—	—
Income tax expense	518	1,599	1,320	728	501	1,146	456	421
Adjusted EBITDA	$10,098	$12,845	$12,081	$9,810	$8,328	$9,306	$6,982	$6,458

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2024 and 2023
Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2024 was $7.3 million, compared to $12.8 million at December 31, 2023. Typically, our principal source of liquidity is the collection of our patient accounts receivable. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness. Based on our current plan of operations, we believe cash and cash equivalents, when combined with expected cash flows from operations and amounts available under our 2022 Senior Credit Facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company has also historically utilized short term financing arrangements with suppliers that could be extended over a longer term if there was a need for additional liquidity.

The Company uses Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to certain non-Medicare payors for reimbursement. UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. While the incident did not impact our day-to-day operations or the delivery of patient care, submissions of patient claims to certain payors were delayed. As of the end of the first quarter of 2024, the Company has resumed claims submission to several affected payors and utilized alternative platforms for the majority of its claims. However, the delayed claims submissions resulted in a reduction of our operating cash flow and an increase to our accounts receivable during the three months ended March 31, 2024.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net Cash provided by (used in):
Operating activities	$1,175	$10,496
Investing activities	(5,365)	(3,905)
Financing activities	(1,340)	39
Net increase (decrease) in cash and cash equivalents	$(5,530)	$6,630

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2024 was $1.2 million, resulting from net income of $1.6 million, increased by net income adjustments of $7.9 million and offset by an increase in non-cash working capital of $8.3 million. The net income adjustments primarily consisted of $6.3 million of depreciation and amortization and $1.4 million of stock-based compensation. The primary changes in non-cash working capital were an increase in net accounts receivable of $6.0 million and a decrease in accrued liabilities of $3.6 million, partially offset by an increase in trade payables of $0.6 million. The increase in accounts receivable was primarily driven by the cybersecurity incident at Change Healthcare, which resulted in delays to submissions of patient claims to certain payors.

Net cash provided by operating activities during the three months ended March 31, 2023 was $10.5 million, resulting from net income of $1.5 million, increased by net income adjustments of $5.5 million and a decrease in non-cash working capital of $3.5 million. The net income adjustments primarily consisted of $4.8 million of depreciation and amortization and $1.4 million of stock-based compensation. The primary changes in working capital were an increase in accrued liabilities of $1.8 million and an increase in income taxes payable of $1.3 million, partially offset by an increase in net accounts receivable of $0.9 million.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2024 and 2023
Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was $5.4 million, consisting of $6.0 million of purchases of property and equipment, partially offset by $0.6 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Cash purchases of property and equipment represents an increase of $1.3 million, or 28.3%, year over year.

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

Net Cash Provided By (used in) Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024 was $1.3 million. During the three months ended March 31, 2024, principal payments on the 2022 Senior Credit Facilities (as defined below) were $0.1 million. Additionally, principal payments on acquired loans were $0.5 million during the three months ended March 31, 2024. The Company acquired and cancelled 128,362 common shares at a cost of $1.0 million to satisfy employee income tax withholding associated with RSUs vesting during the three months ended March 31, 2024. Proceeds from the exercise of options during the three months ended March 31, 2024 were $0.3 million.

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

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility and 2022 Revolving Credit Facility were $4.8 million and $2.0 million, respectively, as of March 31, 2024.

The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%.

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at March 31, 2024.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2024 and 2023
Sources of Funds

Cash provided by operating activities during the three months ended March 31, 2024 was $1.2 million compared to $10.5 million during the three months ended March 31, 2023.

Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, the repayment of debt, funding of acquisitions, operations, and other working capital requirements. Our contractual obligations primarily relate to the repayment of existing debt and contractual obligations for operating and finance leases. The following table presents our material contractual obligations and commitments to make future payments as of March 31, 2024:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$1,131	$7,668
Lease Obligations	1,116	2,436
Total	$2,247	$10,104

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after March 31, 2024. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $535,000 and $409,000 for the three months ended March 31, 2024 and 2023, respectively.

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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 2 to our consolidated financial statements included in

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
March 31, 2024 and 2023
Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting estimate.

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
March 31, 2024 and 2023
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to fluctuations in interest rates from borrowings under the 2022 Senior Credit Facilities. The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%. Outstanding borrowings subject to interest rate fluctuations under the 2022 Term Loan Facility and 2022 Revolving Credit Facility were $4.8 million and $2.0 million, respectively, as of March 31, 2024. Based on our outstanding borrowings, an immediate 100 basis point change in interest rates would not have a material effect on our net income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
March 31, 2024 and 2023
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various ongoing or threatened legal actions and other proceedings, including those that arise in the ordinary course of business, which may include employment matters, breach of contract disputes, as well as governmental and regulatory matters. Please read Note 9—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Company Repurchases of Equity Securities

None.

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception. Any future determination as to the declaration and payment of cash dividends will be at the discretion of the Board and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors that the Board considers relevant. Our subsidiaries are restricted from making distributions or dividend payments to us by the 2022 Senior Credit Facilities (as defined above), subject to certain exceptions. See Note 6 to the Financial Statements, included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

VIEMED HEALTHCARE, INC.
March 31, 2024 and 2023

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
March 31, 2024 and 2023
SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: May 6, 2024

Page 39