Form 10-Q
period 2024-06-30
VIEMED HEALTHCARE, INC.
filed 2024-08-07
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of July 25, 2024, there were 38,825,799 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
June 30, 2024 and 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At June 30, 2024	At December 31, 2023
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2	$8,807	$12,839
Accounts receivable, net	2	27,063	18,451
Inventory	2	4,424	4,628
Income tax receivable		446	—
Prepaid expenses and other assets		4,235	2,449
Total current assets		$44,975	$38,367
Long-term assets
Property and equipment, net	4	74,701	73,579
Finance lease right-of-use assets		125	401
Operating lease right-of-use assets		2,893	2,872
Equity investments	2	1,794	1,680
Debt investment	2	1,000	2,219
Deferred tax asset	10	4,558	4,558
Identifiable intangibles, net		912	567
Goodwill	3	32,989	29,765
Other long-term assets	9	—	887
Total long-term assets		$118,972	$116,528
TOTAL ASSETS		$163,947	$154,895
LIABILITIES
Current liabilities
Trade payables		$6,334	$4,180
Deferred revenue		6,723	6,207
Income taxes payable		—	2,153
Accrued liabilities	5	16,801	17,578
Finance lease liabilities, current portion		111	256
Operating lease liabilities, current portion	6	737	678
Current portion of long-term debt	6	772	1,072
Total current liabilities		$31,478	$32,124
Long-term liabilities
Accrued liabilities	8	441	558
Finance lease liabilities, less current portion		28	132
Operating lease liabilities, less current portion	6	2,105	2,184
Long-term debt	5	8,715	6,002
Total long-term liabilities		$11,289	$8,876
TOTAL LIABILITIES		$42,767	$41,000
Commitments and Contingencies		—	—
SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,825,799 and 38,506,161 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8	$21,910	$18,702
Additional paid-in capital		15,867	15,698
Retained earnings		81,594	79,495
TOTAL VIEMED HEALTHCARE, INC.'S SHAREHOLDERS' EQUITY		$119,371	$113,895
Noncontrolling interest in subsidiary	3	1,809	—
TOTAL SHAREHOLDERS' EQUITY		121,180	113,895
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$163,947	$154,895

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2024	2023	2024	2023
Revenue	2	$54,965	$43,311	$105,558	$82,867

Cost of revenue		22,073	17,205	42,864	32,757

Gross profit		$32,892	$26,106	$62,694	$50,110

Operating expenses
Selling, general and administrative		26,503	20,563	51,317	40,325
Research and development		758	758	1,508	1,538
Stock-based compensation	8	1,620	1,471	3,052	2,862
Depreciation and amortization		377	298	792	538
Loss (gain) on disposal of property and equipment		(545)	117	(332)	95
Other expense (income), net		563	(2)	537	(83)
Income from operations		$3,616	$2,901	$5,820	$4,835

Non-operating income and expenses
Income (expense) from investments		(1,117)	137	(1,050)	172
Interest income (expense), net	6	(254)	20	(404)	69

Net income before taxes		2,245	3,058	4,366	5,076
Provision for income taxes	10	768	728	1,286	1,229
Net income		$1,477	$2,330	$3,080	$3,847
Net income attributable to noncontrolling interest		9	—	9	—
Net income attributable to Viemed Healthcare, Inc.		$1,468	$2,330	$3,071	$3,847

Net income per share
Basic	11	$0.04	$0.06	$0.08	$0.10
Diluted	11	$0.04	$0.06	$0.08	$0.10

Weighted average number of common shares outstanding:
Basic	11	38,822,980	38,324,249	38,558,479	38,240,902
Diluted	11	40,553,449	40,676,951	40,313,042	40,383,616

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2022	38,049,739	$15,123	$12,125	$69,846	$—	$97,094
Stock-based compensation - options	—	—	348	—	—	348
Stock-based compensation - restricted stock	—	—	1043	—	—	1,043
Exercise of options	108,370	544	—	—	—	544
Shares issued for vesting of restricted stock units	183,036	1,429	(1,429)	—	—	—
Shares redeemed to pay income tax	(64,756)	—	—	(505)	—	(505)
Net income	—	—	—	1,517	—	1,517
Shareholders' equity, March 31, 2023	38,276,389	$17,096	$12,087	$70,858	$—	$100,041

Stock-based compensation - options	—	—	301	—	—	301
Share-based compensation - restricted stock	—	—	1,170	—	—	1,170
Exercise of options	119,356	684	—	—	—	684
Shares issued for vesting of restricted stock units	6,655	70	(70)	—	—	—
Shares redeemed to pay income tax	(1,978)	—	—	(21)	—	(21)
Net income	—	—	—	2,330	—	2,330
Shareholders' equity, June 30, 2023	38,400,422	$17,850	$13,488	$73,167	$—	$104,505

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2023	38,506,161	$18,702	$15,698	$79,495	$—	$113,895
Stock-based compensation - options	—	—	111	—	—	111
Stock-based compensation - restricted stock	—	—	1,321	—	—	1,321
Exercise of options	60,130	304	—	—	—	304
Shares issued for vesting of restricted stock units	378,837	2,836	(2,836)	—	—	—
Shares redeemed to pay income tax	(128,362)	—	—	(961)	—	(961)
Net income	—	—	—	1,603	—	1,603
Shareholders' equity, March 31, 2024	38,816,766	$21,842	$14,294	$80,137	$—	$116,273

Stock-based compensation - options	—	—	59	—	—	59
Stock-based compensation - restricted stock	—	—	1,561	—	—	1,561
Exercise of options	4,000	21	—	—	—	21
Shares issued for vesting of restricted stock units	6,654	47	(47)	—	—	—
Shares redeemed to pay income tax	(1,621)	—	—	(11)	—	(11)
Acquired noncontrolling interest	—	—	—	—	1,800	1,800
Net income	—	—	—	1,468	9	1,477
Shareholders' equity, June 30, 2024	38,825,799	$21,910	$15,867	$81,594	$1,809	$121,180

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Six Months Ended June 30,
	Note	2024	2023
Cash flows from operating activities
Net income		$3,080	$3,847
Adjustments for:
Depreciation and amortization		12,594	9,968
Stock-based compensation expense	8	3,052	2,862
Distributions of earnings received from equity method investments		147	392
Income from equity method investments		(261)	(172)
Loss (income) from debt investment		1,219	(110)
Loss (gain) on disposal of property and equipment		(332)	95
Amortization of deferred financing costs		85	—
Deferred income tax benefit		—	(725)
Changes in working capital:
Accounts receivable, net		(8,225)	(500)
Inventory		470	(320)
Prepaid expenses and other assets		1,523	2,076
Trade payables		1,114	(488)
Deferred revenue		394	604
Accrued liabilities		(904)	1,593
Income tax payable/receivable		(2,599)	(1,003)
Net cash provided by operating activities		$11,357	$18,119

Cash flows from investing activities
Purchase of property and equipment		(14,940)	(10,759)
Investment in equity investments		—	(7)
Cash paid for acquisitions, net of cash acquired	3	(2,999)	(27,121)
Proceeds from sale of property and equipment	4	1,407	1,775
Net cash used in investing activities		$(16,532)	$(36,112)

Cash flows from financing activities
Proceeds from exercise of options	8	325	1,228
Proceeds from term notes	6	—	5,000
Principal payments on term notes	6	(810)	(1,357)
Proceeds from revolving credit facilities	6	3,000	8,000
Payments on revolving credit facilities		—	(1,005)
Payments for debt issuance costs		(151)	—
Shares redeemed to pay income tax	8	(972)	(526)
Repayments of finance lease liabilities		(249)	(37)
Net cash provided by financing activities		$1,143	$11,303

Net decrease in cash and cash equivalents		(4,032)	(6,690)
Cash and cash equivalents at beginning of year		12,839	16,914
Cash and cash equivalents at end of period		$8,807	$10,224
Supplemental disclosures of cash flow information
Cash paid during the period for interest		$515	$169
Cash paid during the period for income taxes, net of refunds		$3,841	$3,093
Supplemental disclosures of non-cash transactions
Equipment and other fixed asset purchases payable at end of period		$2,725	$2,526
Equipment sales receivable at end of period		$2,187	$—

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023

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

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements are unaudited, but reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. The Company's fiscal year ends on December 31. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto and the report of the Company's independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated.

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
June 30, 2024 and 2023
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

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Revisions in reserve estimates are recorded as an adjustment to net revenue in the period of revision. The estimates of the allowance for uncollectible accounts was $15.9 million and $11.1 million as of June 30, 2024 and December 31, 2023, respectively.

Included in accounts receivable at June 30, 2024 are amounts due from Medicare and Medicaid representing 25% and 2%, respectively, and 27% combined, of total outstanding net receivables. As of December 31, 2023, 32% of total outstanding net receivables were amounts due from Medicare and Medicaid.

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
June 30, 2024 and 2023
Equity Investments

Equity investments on the Condensed Consolidated Balance Sheets are comprised of an investment accounted for under the equity method and equity investments without readily determinable fair values accounted for under the measurement alternative described in ASC 321-10-35-2.

The following table details the Company’s equity investments:

	June 30, 2024	December 31, 2023
Equity method investments	$434	$320
Other equity investments	1,360	1,360
Balance, end of period	$1,794	$1,680

Investments accounted for under the equity method are investments in unconsolidated entities over whose operating and financial policies the Company has the ability to exercise significant influence but not control. Equity method investments are initially measured at cost in the Condensed Consolidated Balance Sheets with any subsequent adjustments made to the carrying amount of the investment for the Company’s proportionate share of income or loss. Distributions received from the investee reduce the Company’s carrying value of the investment. The Company has recognized its share of income or loss on the gain (loss) from equity method investments within non-operating expenses in the Condensed Consolidated Statements of Income. Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investments may exceed the fair value. No events or changes have occurred as of June 30, 2024 that would impair the carrying value of equity method investments.

Other equity investments are investments without a readily determinable fair value which do not qualify for the practical expedient in ASC 820. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of June 30, 2024 on its investments in equity securities without a readily determinable fair value.

Debt Investment

The Company's debt investment is a variable rate secured convertible note and is classified as an available-for-sale debt instrument. Accrued interest is included in the amortized cost basis at each reporting period. At each financial statement date until a conversion event, the debt instrument is required to be remeasured at fair value. Changes in unrealized gains and losses are accounted for in accumulated other comprehensive income, net of tax effect, until realized. When changes are determined to be other than temporary in nature, the Company recognizes an other than temporary impairment expense in earnings equal to the difference between the debt security’s amortized cost basis and its fair value at the balance sheet date.

Intangible Assets

Intangible assets include trade names and other identifiable intangible assets, which are amortized on a straight-line basis over a period of their expected useful lives, generally five years.

Revenue Recognition

Revenues are principally derived from the rental and sale of HME products and services to patients.

Rental revenues

Revenue generated from equipment that is rented to patients is recognized over the non-cancellable rental period (typically one month) and commences on delivery of the equipment to the patients. The agreements are evaluated at commencement and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal or purchase options would be exercised. The exercise of monthly renewal or purchase options by a patient has historically not been reasonably certain to occur at lease commencement or subsequent monthly renewal.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023
Revenues are recorded at amounts estimated to be received under reimbursement arrangements with payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the non-cancellable lease term. Rental of patient equipment is billed on a monthly basis beginning on the date the equipment is delivered. Since deliveries can occur on any day during a month, the amount of billings that apply to the next month are deferred.

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

Sales and Services revenues

Revenue related to sales of equipment and supplies is recognized on the date of delivery as this is when control of the promised goods is transferred to patients and is presented net of applicable sales taxes. Revenues are recorded only to the extent it is probable that a significant reversal will not occur in the future as amounts may include implicit price concessions under reimbursement arrangements with payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. The sales transaction price is determined based on contractually agreed-upon rates, adjusted for estimates of variable consideration. The expected value method is used in determining the variable consideration as part of determining the sales transaction price using historical reimbursement experience, historical sales returns, and other operating trends. Payment terms and conditions vary by contract. The timing of revenue recognition, billing, and cash collection generally results in billed and unbilled accounts receivable.

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

The revenues from each major source are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$30,445	$25,712	$59,632	$50,859
Other home medical equipment rentals	12,211	8,419	23,145	15,325
Revenue from sales and services
Equipment and supply sales	7,378	6,778	13,516	11,542
Service revenues	4,931	2,402	9,265	5,141
Total revenues	$54,965	$43,311	$105,558	$82,867

Revenues from Medicare as percentages of the Company's total revenue for the six months ended June 30, 2024 and 2023 were 43% and 45%, respectively.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023
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

Business Combinations

The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the business acquired by the Company are included as of the respective acquisition date. The acquisition-date fair value of the consideration transferred, including the fair value of any contingent consideration, is allocated to the underlying assets acquired, liabilities assumed, and noncontrolling interest in the acquiree based upon their estimated fair values at the date of acquisition. To the extent the acquisition-date fair value of the consideration transferred exceeds the fair value of the identifiable tangible and intangible assets acquired, liabilities assumed, and any noncontrolling interests, such excess is allocated to goodwill. Patient relationships, medical records and patient lists are not reported as separate intangible assets due to the regulatory requirements and lack of contractual agreements but are part of goodwill. Customer related relationships are not reported as separate intangible assets but are part of goodwill as authorizing physicians are under no obligation to refer the Company’s services to their patients, who are free to change physicians and service providers at any time. The Company may adjust the preliminary purchase price allocation, as necessary, as it obtains more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date, which is generally up to one year after the acquisition closing date. Acquisition related costs are recognized separately from the business combination and are expensed as incurred.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023
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

There were no impairment charges to goodwill or long-lived assets recognized during the six months ended June 30, 2024 and June 30, 2023.

Net Income per Share Attributable to Viemed Healthcare, Inc.'s Common Stockholders

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive stock-based awards outstanding during the period using the treasury stock method. Dilutive stock-based awards include outstanding common stock options and time-based RSUs.

See Note 11 for earnings per share computations.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023
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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023

3.     Business Combinations

East Alabama HomeMed, LLC

On April 1, 2024, the Company acquired a controlling 60% equity interest in East Alabama HomeMed, LLC ("HomeMed"). The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. As a result of the acquisition, goodwill of $3.2 million and a trade name of $0.4 million were recognized. The Company expects its portion of the goodwill to be fully tax-deductible. Additionally, a noncontrolling interest of $1.8 million was recorded at the acquisition date. The accompanying financial statements include the results of HomeMed's operations from the acquisition date. Changes in the noncontrolling interests after the acquisition date are accounted for pursuant to ASC 810, Consolidation.

Home Medical Products, Inc.

On June 1, 2023, Viemed, Inc., a wholly-owned subsidiary of the Company, completed the acquisition of Home Medical Products, Inc., (“HMP”), which operates in Tennessee, Alabama, and Mississippi. The Company acquired 100% of the equity ownership of HMP in exchange for approximately $29 million in cash or cash payable, subject to customary post-closing net working capital and other adjustments. The following table summarizes the consideration paid and estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

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
June 30, 2024 and 2023
4.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	June 30, 2024	December 31, 2023
Medical equipment	$116,318	$110,920
Furniture and equipment	3,951	3,540
Land	2,566	2,566
Buildings	8,036	7,953
Leasehold improvements	657	345
Vehicles	1,227	1,192
Less: Accumulated depreciation	(58,054)	(52,937)
Property and equipment, net of accumulated depreciation	$74,701	$73,579

Depreciation in the amount of $5.9 million and $4.9 million is included in cost of revenue for the three months ended June 30, 2024 and 2023, respectively, and in the amount of $11.8 million and $9.4 million for the six months ended June 30, 2024 and 2023, respectively.

5.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	June 30, 2024	December 31, 2023
Accrued trade payables	$3,896	$3,230
Accrued commissions payable	1,062	794
Accrued bonuses payable	4,708	7,131
Accrued vacation and payroll	2,822	2,058
Current portion of phantom share liability	986	1,867
Accrued other liabilities	3,327	2,498
Total accrued liabilities	$16,801	$17,578

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023
6.     Debt and Lease Liabilities

Debt

The following table summarizes the Company’s debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
2022 Senior Credit Facilities	$9,750	$6,875
Medical equipment financing	398	793
Financing costs and commitment fees	(661)	(594)
Current portion	(772)	(1,072)
Long-term portion	$8,715	$6,002

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at June 30, 2024.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023

Financing costs related to the issuance and amendments of 2022 Senior Credit Facilities are capitalized and amortized over the term of the loans using the effective interest method. Upon the initial draw of debt under the 2022 Senior Credit Facilities during the year ended December 31, 2023, the Company reclassified the deferred financing fees previously recorded in other long-term assets to long-term debt in the condensed consolidated balance sheets.

On May 28, 2024, the Company entered into a First Amendment to the 2022 Senior Credit Facilities that (a) extends the delayed draw term loan commitment expiration date to November 29, 2025, from its initial expiration date of May 29, 2024, and (b) provides for other technical amendments. Payment for debt issuance costs associated with the amendment was $0.2 million during the six months ended June 30, 2024.

Medical Equipment Financing

The Company enters into medical equipment financing obligations through supplier finance programs. The financing obligations are primarily short term in nature and are payable in monthly installments. As of June 30, 2024, $0.4 million of the outstanding medical equipment financing is presented on the condensed consolidated balance sheets as short term debt based on the scheduled repayment dates.

Leases

The Company has recognized finance lease liabilities for vehicles and operating leases for land and buildings that have terms greater than twelve months, as follows:

	June 30, 2024	December 31, 2023
Lease liabilities	$2,981	$3,250
Less:
Current portion of lease liabilities	(848)	(934)
Net long-term lease liabilities	$2,133	$2,316

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. These lease liabilities are recorded at present value based on a discount rate of 5.5%, which was based on the Company's incremental borrowing rate at the time of assessment. At June 30, 2024, the weighted average lease term was approximately 3.88 years.

Future maturities of the Company's operating lease liabilities as of June 30, 2024 are summarized as follows:

Lease Liability
2024	$448
2025	876
2026	756
2027	661
2028	573
Thereafter	7
Total lease payments	$3,321
Less: imputed interest	479
Present value of lease liabilities	$2,842

Operating rental expenses for the six months ended June 30, 2024 amounted to $0.7 million.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023
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

The following tables summarize the Company's assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	At June 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$20	$—	$—	$20
Available for sale debt instrument	—	—	1,000	1,000
Total	$20	$—	$1,000	$1,020

	At December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$5,657	$—	$—	$5,657
Available for sale debt instrument	$—	$—	$2,219	$2,219
Total	$5,657	$—	$2,219	$7,876

Available for Sale Debt Instrument

The fair value of the Company’s available for sale debt instrument is classified within Level 3 in the fair value hierarchy as the Company evaluates adjustments using a combination of observable and unobservable inputs, such as operating results of the counterparty as well observable prices in transactions of debt and equity instruments of the issuing counterparty when available. As of June 30, 2024, the analysis resulted in the determination that the decline in fair value was an other than temporary impairment (OTTI). Accordingly, the Company recognized an OTTI loss of $1.3 million in Income (expense) from investments during the quarter ended June 30, 2024. The recognized loss is equal to the difference between the debt security’s amortized cost basis and its fair value at the balance sheet date, based on management's estimate of fair value.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023

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
June 30, 2024 and 2023
8.     Shareholders' Equity

Authorized Share Capital

The Company’s authorized share capital consists of an unlimited number of common shares, with no stated par value.

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,825,799 and 38,506,161 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

The Company acquired and cancelled 129,983 common shares at a cost of $1.0 million to satisfy employee income tax withholding associated with RSUs vesting during the six months ended June 30, 2024. The Company’s retained earnings were reduced by the amount paid for the shares repurchased and cancelled.

Stock-Based Compensation

On June 6, 2024 (the "Effective Date"), the Company’s shareholders approved the Company's 2024 Long Term Incentive Plan (the "2024 Omnibus Plan") to provide an incentive to attract, retain, and reward directors, officers, employees, and consultants who provide services to the Company or any of its subsidiaries. All directors, officers, employees, and consultants of the Company and/or its affiliates are eligible to receive awards under the 2024 Omnibus Plan, subject to its terms. Awards include common share purchase options, restricted stock, stock appreciation rights, performance awards, or other stock-based awards, including restricted stock units, deferred stock units, and dividends and dividend equivalents. The maximum number of common shares that will be available for awards and issuance under the 2024 Omnibus Plan and that may be reserved for issuance at any time, including under previous plans such as the 2020 Long Term Incentive Plan (effective June 11, 2020), the Amended and Restated Stock Option Plan (effective as of July 17, 2018), the Amended and Restated Restricted Share Unit Plan (effective as of July 17, 2018), and the Deferred Share Unit Plan (effective July 17, 2018), will be 7,800,000 shares. The maximum amount of common shares that may be awarded under the 2024 Omnibus Plan as “incentive stock options” is 1,000,000 common shares. As of June 30, 2024, the Company had outstanding options of 4,143,000 and RSUs of 1,538,000 associated with common shares under the existing plans.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation - options	$59	$301	$170	$649
Stock-based compensation - restricted stock units	1,561	1,170	2,882	2,213
Total	$1,620	$1,471	$3,052	$2,862

At June 30, 2024, there was approximately $147,000 of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted-average period of 0.67 years. As of June 30, 2024, there was approximately $6,782,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.57 years.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023
Options

The following table summarizes stock option activity for the six months ended June 30, 2024:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2023	4,214	$5.25	5.9 years	$11,698
Issued	—	—
Exercised	(64)	5.07
Expired / Forfeited	(7)	5.21
Balance June 30, 2024	4,143	$5.25	5.4 years	$7,198
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing price of the Company's common shares on the last trading day of the period ($6.55 and $7.85 on June 30, 2024 and December 31, 2023, respectively).

The aggregate intrinsic value of options outstanding was $7,198,163 and options exercisable was $6,888,789 at June 30, 2024. For the six months ended June 30, 2024, 64,130 common shares were issued pursuant to the exercise of stock options.

At June 30, 2024, the Company had 3,874,000 exercisable stock options outstanding with a weighted average exercise price of $5.24 and a weighted average remaining contractual life of 5.2 years. At December 31, 2023, the Company had 3,461,000 exercisable stock options outstanding with a weighted average exercise price of $4.99 and a weighted average remaining contractual life of 5.5 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the six months ended June 30, 2024.

Restricted Stock Units

The Company accounts for RSUs using fair value. The fair value of the RSUs has been charged to the Condensed Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, based on the stock price on the date of grant. RSUs vest generally over a one or three-year period. The Company accounts for forfeitures of RSUs under ASU 2016-09 and recognizes forfeitures in the period in which they occur.

The following table summarizes RSU activity for the six months ended June 30, 2024:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2023	1,226	$7.23	0.86 years	$9,624
Issued	798	8.31
Vested	(385)	6.90
Forfeited	(101)	7.89
Balance June 30, 2024	1,538	$7.83	1.57 years	$10,074
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the closing price of the Company's common shares on the last trading day of the period ($6.55 and $7.85 on June 30, 2024 and December 31, 2023, respectively).

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023
During the three months ended June 30, 2024, the Company issued 47,726 RSUs with equal annual vestings over a three year period and a fair value of $0.3 million. During the six months ended June 30, 2024, the Company issued 798,000 RSUs with equal annual vestings over a three year period and a fair value of $6.4 million.

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

The following table summarizes phantom share unit activity for the six months ended June 30, 2024:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2023	418	$3,281
Issued	266	2,146
Vested	(210)	1,550
Forfeited	(14)	(94)
Balance June 30, 2024	460	$3,013
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s common shares at that time, the value of issued share equivalents is based on the market price of the Company’s common shares at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, and the values of forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's common shares at the end of the period. The market price of the Company's common shares was $6.55 and $7.85 on June 30, 2024 and December 31, 2023, respectively.

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with phantom share units at June 30, 2024 is $1,427,000, with $986,000 of this amount included in current accrued liabilities and the remaining portion of $441,000 included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of phantom share units is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income. The following table summarizes expense (benefit) associated with the phantom share units for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general, and administrative	$(287)	$687	$553	$1,837

The Company paid cash settlements of $1.6 million and $2.3 million during the six months ended June 30, 2024 and 2023, respectively, pertaining to vestings of cash-settled phantom share units.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
June 30, 2024 and 2023
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

Legal Proceedings

As previously disclosed, the Company (through its subsidiary Sleep Management LLC) submitted a purchase order (the “Purchase Order”) in March 2020 to Vyaire Medical, Inc. d/b/a CareFusion Respiratory Technologies (“Vyaire”) for respiratory equipment. The Company ultimately prepaid $1.4 million towards the delivery of such respiratory equipment. Vyaire was unable or unwilling to deliver the vast majority of the respiratory equipment referenced in the Purchase Order, and also refused to refund the prepayment amount (less the amounts paid for equipment actually received). On November 5, 2020, the Company (through its subsidiary Sleep Management LLC) filed a lawsuit against Vyaire in the 15th Judicial District Court for the Parish of Lafayette, Louisiana (the “State Court”) seeking damages for breach of contract and seeking a declaratory judgment that the Company is not required to pay any further funds to Vyaire. Vyaire filed a Reconventional Demand with the State Court alleging breach of contract and seeking damages of $4.7 million purportedly for the improper cancellation of the Purchase Order. The State Court issued an order on September 5, 2023 granting the Company Partial Summary Judgment finding that Vyaire breached the contract. However, on June 9, 2024, Vyaire and certain of its affiliates filed voluntary bankruptcy under Chapter 11 of the Bankruptcy Code in the US Bankruptcy Court for the District of Delaware.

The Company continues to believe that it has valid legal and equitable claims to recover its outstanding prepayment as a result of Vyaire’s failure to deliver the vast majority of the respiratory equipment referenced in the Purchase Order. However, as a result of the bankruptcy filing, collection of the outstanding prepaid amounts is no longer determined to be probable. During the three months ended June 30, 2024, outstanding funds receivable in the amount of $0.9 million related to undelivered respiratory equipment were impaired through Other expense (income).

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

10.     Income Taxes

For the six months ended June 30, 2024, the Company recorded income tax expense of $1.3 million, which includes a discrete tax benefit of $0.1 million associated with stock-based compensation arrangements. Excluding the impact of the discrete taxes, the effective rate for the six months ended June 30, 2024 is 30.9%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year.

At June 30, 2024 and 2023, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2020.

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
June 30, 2024 and 2023

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator - basic and diluted:
Net income attributable to Viemed Healthcare, Inc.	$1,468	$2,330	$3,071	$3,847

Denominator:
Basic weighted-average number of common shares	38,822,980	38,324,249	38,558,479	38,240,902
Diluted weighted-average number of shares	40,553,449	40,676,951	40,313,042	40,383,616

Basic earnings per share	$0.04	$0.06	$0.08	$0.10
Diluted earnings per share	$0.04	$0.06	$0.08	$0.10

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	38,822,980	38,324,249	38,558,479	38,240,902
Stock options and other dilutive securities	1,730,469	2,352,702	1,754,563	2,142,714
Diluted weighted-average number of shares	40,553,449	40,676,951	40,313,042	40,383,616

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

12.     Subsequent Events

On July 31, 2024, the Company repaid $3.0 million of its 2022 Revolving Credit Facility, reducing the outstanding balance from $4.8 million to $1.8 million.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2024 and 2023
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
June 30, 2024 and 2023
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

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 55.4% and 59.4% of our revenue for the three months ended June 30, 2024 and 2023, respectively, and 56.5% and 61.4% for the six months ended June 30, 2024 and 2023, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of June 30, 2024, we employed 392 licensed RTs, representing approximately 35% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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
June 30, 2024 and 2023

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2024 and 2023
The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Financial Information:
Revenue	$54,965	$50,593	$50,739	$49,402	$43,311	$39,556	$37,508	$35,759
Gross Profit	32,892	29,802	32,111	30,562	26,106	24,004	22,896	21,651
Gross Profit %	60%	59%	63%	62%	60%	61%	61%	61%
Net Income	1,477	1,603	3,477	2,919	2,330	1,517	2,438	1,055
Cash (As of)	8,807	7,309	12,839	10,078	10,224	23,544	16,914	21,478
Total Assets (As of)	163,947	154,875	154,895	149,400	149,117	124,634	117,043	119,419
Adjusted EBITDA(1)	12,813	10,098	12,845	12,081	9,810	8,328	9,306	6,982
Operational Information:
Vent Patients(2)	10,905	10,450	10,327	10,244	10,005	9,337	9,306	9,127
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2024 and 2023
Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023:

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	% of Total Revenue	2023	% of Total Revenue	$ Change	% Change
Revenue	$54,965	100.0%	$43,311	100.0%	$11,654	26.9%
Cost of revenue	22,073	40.2%	17,205	39.7%	4,868	28.3%
Gross profit	32,892	59.8%	26,106	60.3%	6,786	26.0%
Selling, general and administrative	26,503	48.2%	20,563	47.5%	5,940	28.9%
Research and development	758	1.4%	758	1.8%	—	—%
Stock-based compensation	1,620	2.9%	1,471	3.4%	149	10.1%
Depreciation and amortization	377	0.7%	298	0.7%	79	26.5%
Loss (gain) on disposal of property and equipment	(545)	(1.0)%	117	0.3%	(662)	(565.8)%
Other expense (income), net	563	1.0%	(2)	—%	565	NM
Income from operations	3,616	6.6%	2,901	6.7%	715	24.6%
Non-operating income and expenses
Income (expense) from investments	(1,117)	(2.0)%	137	0.3%	(1,254)	(915.3)%
Interest income (expense), net	(254)	(0.5)%	20	—%	(274)	(1370.0)%
Net income before taxes	2,245	4.1%	3,058	7.1%	(813)	(26.6)%
Provision for income taxes	768	1.4%	728	1.7%	40	5.5%
Net income	1,477	2.7%	2,330	5.4%	(853)	(36.6)%
Net income attributable to noncontrolling interest	9	—%	—	—%	9	NM
Net income attributable to Viemed Healthcare, Inc.	$1,468	2.7%	$2,330	5.4%	$(862)	(37.0)%

Revenue

The following table summarizes our revenue for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	% of Total Revenue	2023	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$30,445	55.4%	$25,712	59.4%	$4,733	18.4%
Other home medical equipment rentals	12,211	22.2%	8,419	19.5%	3,792	45.0%
Net revenue from sales and services
Equipment and supply sales	7,378	13.4%	6,778	15.6%	600	8.9%
Service revenues	4,931	9.0%	2,402	5.5%	2,529	105.3%
Total net revenue	$54,965	100.0%	$43,311	100.0%	$11,654	26.9%

For the three months ended June 30, 2024, net revenue totaled $55.0 million, an increase of $11.7 million (or 26.9%) from the comparable period in 2023. The primary driver of this growth was our ventilator rental revenue, which increased by $4.7 million (or 18.4%) due to higher patient volumes associated with strong demand for ventilation services. Additionally, rental revenue from other Home Medical Equipment (HME) increased by $3.8 million (or 45.0%) attributable to an expanding patient census and robust demand for oxygen therapy, Positive Airway Pressure (PAP) therapy, and percussion vest services. Equipment and supply sales grew by $0.6 million (or 8.9%) largely driven by the success of our sleep resupply program. Furthermore, services revenue experienced an increase of $2.5 million (or 105.3%), primarily due to the growth of healthcare staffing offerings.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2024 and 2023
While ventilator rentals continue to make up the majority of our revenue, the organic and acquired growth of PAP and oxygen related sales, as well as our healthcare staffing offerings, is contributing to the diversity of our overall revenue mix. As we continue to expand geographically into new territories and further expand our presence in our existing territories, we expect continued growth in our active ventilator patient base and our other respiratory offerings.
Cost of revenue and gross profit

For the three months ended June 30, 2024, cost of revenue totaled $22.1 million, an increase of $4.9 million (or 28.3%) from the comparable period in 2023. Gross profit percentage decreased from approximately 60.3% in the three months ended June 30, 2023 to approximately 59.8% in the three months ended June 30, 2024. The change in gross profit percentage is primarily due to migration of the revenue mix associated with product and service diversification. Gross profit percentage is expected to remain relatively stable in upcoming periods due to subsiding inflationary cost pressures and the positive effects associated with reimbursement rates, offset by some decreases associated with product and service diversification.

Selling, general and administrative expense

Selling, general, and administrative expenses as a percentage of revenue increased to 48.2% for the three months ended June 30, 2024 compared to 47.5% for the three months ended June 30, 2023. Selling, general and administrative expenses totaled $26.5 million for the three months ended June 30, 2024, an increase of $5.9 million (or 28.9%) from the comparable prior period. The overall increase in selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses to accommodate the overall growth of the Company. Employee compensation expenses increased $3.6 million (or 23.8%) as a result of the increase in our employee headcount and increases in incentive and volume based compensation. Legal and professional fees also increased by $0.7 million (or 99.4%) as a result of integrated audit fees and legal services. We expect that current year selling, general and administrative expenses as a percentage of revenue will remain stable through the end of 2024 due to increased efficiencies and costs optimization efforts relative to revenue growth.

Research and development

For both the three months ended June 30, 2023 and June 30, 2024, research and development expense totaled $0.8 million. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will remain consistent in 2024 relative to 2023 costs, declining as a percentage of revenue.

Stock-based compensation

For the three months ended June 30, 2024, stock-based compensation totaled $1.6 million, an increase of 10.1% from the comparable period in 2023. We anticipate that as we expand our workforce, incorporating stock-based awards as a component of employee compensation, stock-based compensation expenses will correspondingly rise. Historically, revenue growth has outpaced the growth in stock-based compensation, and as a result, the percentage of stock-based compensation relative to revenue is expected to continue declining.

Loss (gain) on disposal of property and equipment

For the three months ended June 30, 2024, gain on disposal of property and equipment totaled $0.5 million compared to loss on disposal of property and equipment of $0.1 million for the three months ended June 30, 2023. The gain primarily resulted from proceeds related to the sale of recalled ventilators back to the manufacturer. We anticipate additional future gains from the disposal of eligible devices, as the proceeds from these disposals are expected to exceed their net book value.

Other expense (income), net

For the three months ended June 30, 2024, other expense (income), net totaled $0.6 million, an increase of $0.6 million from the comparable period in 2023. The increase in other expense (income), net is primarily due to an impairment of a litigation receivable of $0.9 million determined to be unrealizable as a result of the counterparty's bankruptcy proceedings.

Income (expense) from investments

For the three months ended June 30, 2024, expense from investments totaled $1.1 million compared to income from investments of $0.1 million for the three months ended June 30, 2023. The change is primarily due to a $1.3 million impairment recognized on our debt investment, reflecting an other-than-temporary impairment in fair value during the period.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2024 and 2023
Interest income (expense), net

For the three months ended June 30, 2024, net interest expense totaled $0.3 million, an increase of $0.3 million from the comparable period in 2023. The increase in net interest expense is primarily due to outstanding borrowings as a result of debt issued to fund acquisitions. However, with anticipated debt repayments, we expect a reduction in quarterly net interest expense for the remainder of 2024.

Provision for income taxes

For the three months ended June 30, 2024, the provision for income taxes was a $0.8 million expense, compared to $0.7 million during the comparable period in 2023. The resulting increase in the overall effective tax rate as a percentage of pre-tax income was due to the impact of discrete tax benefits associated with stock-based compensation between periods. Our annual estimated effective tax rate for 2024 is 30.9%.

Net income

For the three months ended June 30, 2024, net income was $1.5 million, a decrease of $0.9 million (or 36.6%) from the comparable period in 2023. Net income as a percentage of net revenue decreased from 5.4% for the three months ended June 30, 2023 to 2.7% for the three months ended June 30, 2024, primarily due to fair value impairments of a debt investment and outstanding litigation funds receivable.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2024 and 2023
Comparison of the Six Months Ended June 30, 2024 and 2023:

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	% of Total Revenue	2023	% of Total Revenue	$ Change	% Change
Revenue	$105,558	100.0%	$82,867	100.0%	$22,691	27.4%
Cost of revenue	42,864	40.6%	32,757	39.5%	10,107	30.9%
Gross profit	62,694	59.4%	50,110	60.5%	12,584	25.1%
Selling, general and administrative	51,317	48.6%	40,325	48.7%	10,992	27.3%
Research and development	1,508	1.4%	1,538	1.9%	(30)	(2.0)%
Stock-based compensation	3,052	2.9%	2,862	3.5%	190	6.6%
Depreciation and amortization	792	0.8%	538	0.6%	254	47.2%
Loss (gain) on disposal of property and equipment	(332)	(0.3)%	95	0.1%	(427)	(449.5)%
Other expense (income), net	537	0.5%	(83)	(0.1)%	620	(747.0)%
Income from operations	5,820	5.5%	4,835	5.8%	985	20.4%
Non-operating income and expenses
Income (expense) from investments	(1,050)	(1.0)%	172	0.2%	(1,222)	(710.5)%
Interest income (expense), net	(404)	(0.4)%	69	0.1%	(473)	(685.5)%
Net income before taxes	4,366	4.1%	5,076	6.1%	(710)	(14.0)%
Provision for income taxes	1,286	1.2%	1,229	1.5%	57	4.6%
Net income	3,080	2.9%	3,847	4.6%	(767)	(19.9)%
Net income attributable to noncontrolling interest	9	—%	—	—%	9	NM
Net income attributable to Viemed Healthcare, Inc.	$3,071	2.9%	$3,847	4.6%	$(776)	(20.2)%

Revenue

The following table summarizes our revenue for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	% of Total Revenue	2023	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$59,632	56.5%	$50,859	61.4%	$8,773	17.2%
Other home medical equipment rentals	23,145	21.9%	15,325	18.5%	7,820	51.0%
Net revenue from sales and services
Equipment and supply sales	13,516	12.8%	11,542	13.9%	1,974	17.1%
Service revenues	9,265	8.7%	5,141	6.2%	4,124	80.2%
Total net revenue	$105,558	100.0%	$82,867	100.0%	$22,691	27.4%

For the six months ended June 30, 2024, revenue totaled $105.6 million, an increase of $22.7 million (or 27.4%) from the comparable period in 2023. The primary driver of this growth was our ventilator rental revenue, which increased by $8.8 million (or 17.2%) due to higher patient volumes associated with strong demand for ventilation services. Additionally, rental revenue from other Home Medical Equipment (HME) increased by $7.8 million (or 51.0%) due to an expanding patient base, robust demand for oxygen therapy, Positive Airway Pressure (PAP) therapy, and percussion vest services, and the acquisition of HMP on June 1, 2023. Equipment and supply sales grew by $2.0 million (or 17.1%) largely attributable to the success of our sleep resupply program and the addition of HMP’s resupply program. Furthermore, services revenue experienced an increase of $4.1 million (or 80.2%), primarily due to the growth of healthcare staffing offerings.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2024 and 2023
While ventilator rentals continue to make up the majority of our revenue, the organic and acquired growth of PAP and oxygen related sales, as well as our healthcare staffing offerings, is contributing to the diversity of our overall revenue mix. As we continue to expand geographically into new territories and further expand our presence in our existing territories, we expect continued growth in our active ventilator patient base and our other respiratory offerings.
Cost of revenue and gross profit

For the six months ended June 30, 2024, cost of revenue totaled $42.9 million, an increase of $10.1 million (or 30.9%) from the comparable period in 2023. Gross profit percentage decreased from approximately 60.5% in the six months ended June 30, 2023 to approximately 59.4% in the six months ended June 30, 2024. The decrease in gross profit percentage is primarily due to migration of the revenue mix associated with product and service diversification. Gross profit percentage is expected to remain relatively stable in upcoming periods due to subsiding inflationary cost pressures and the positive effects associated with reimbursement rates, offset by some decreases associated with product and service diversification.

Selling, general and administrative expense

Selling, general, and administrative expenses as a percentage of revenue was 48.6% for the six months ended June 30, 2024 compared to 48.7% for the six months ended June 30, 2023. Selling, general and administrative expenses totaled $51.3 million for the six months ended June 30, 2024, an increase of $11.0 million (or 27.3%) from the comparable period in 2023. The overall increase in selling, general and administrative expense as compared to the prior period is primarily due to additional employee related expenses to accommodate the overall growth of the Company. Our full time employee count increased from 974 on June 30, 2023 to 1,121 on June 30, 2024, an increase of 15.1%. Employee compensation expenses increased $7.0 million (or 24%) as a result of the increase in our employee headcount and increases in incentive and volume based compensation. We expect that current year selling, general and administrative expenses as a percentage of revenue will remain stable through the end of 2024 due to increased efficiencies and costs optimization efforts relative to revenue growth.

Research and development

For both the six months ended June 30, 2023 and June 30, 2024, research and development expense totaled $1.5 million. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will remain consistent in 2024 relative to 2023 costs, declining as a percentage of revenue.

Stock-based compensation

For the six months ended June 30, 2024, stock-based compensation totaled $3.1 million, an increase of 6.6% from the comparable period in 2023. We anticipate that as we expand our workforce, incorporating stock-based awards as a component of employee compensation, stock-based compensation expenses will correspondingly rise. Historically, revenue growth has outpaced the growth in stock-based compensation, and as a result, the percentage of stock-based compensation relative to revenue is expected to continue declining.

Loss (gain) on disposal of property and equipment

For the six months ended June 30, 2024, gain on disposal of property and equipment totaled $0.3 million compared to loss on disposal of property and equipment of $0.1 million for the six months ended June 30, 2023. The gain primarily resulted from proceeds related to the sale of recalled ventilators back to the manufacturer. We anticipate additional future gains from the disposal of eligible devices, as the proceeds from these disposals are expected to exceed their net book value.

Other expense (income), net

For the six months ended June 30, 2024, other expense (income), net totaled $0.5 million, an increase of $0.6 million from the comparable period in 2023. The increase in other expense (income), net is primarily due to an impairment of a litigation receivable of $0.9 million determined to be unrealizable as a result of the counterparty's bankruptcy proceedings.

Income (expense) from investments

For the six months ended June 30, 2024, expense from investments totaled $1.1 million compared to income from investments of $0.2 million for the six months ended June 30, 2023. The change is primarily due to a $1.3 million impairment recognized on our debt investment, reflecting an other-than-temporary impairment in fair value during the period.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2024 and 2023
Interest income (expense), net

For the six months ended June 30, 2024, net interest expense totaled $0.4 million compared to interest income of $0.1 million for the six months ended June 30, 2023. The increase in net interest expense is primarily due to outstanding borrowings as a result of debt issued to fund acquisitions. However, with anticipated debt repayments, we expect a reduction in net interest expense for the remainder of 2024.

Provision for income taxes

For the six months ended June 30, 2024, the provision for income taxes was a $1.3 million expense, compared to $1.2 million during the comparable period in 2023. The resulting increase in the overall effective tax rate as a percentage of pre-tax income was due to the impact of discrete tax benefits associated with stock-based compensation between periods. Our annual estimated effective tax rate for 2024 is 30.9%.

Net income

For the six months ended June 30, 2024, net income was $3.1 million, a decrease of $0.8 million (or 19.9%) from the comparable period in 2023. Net income as a percentage of net revenue decreased from 4.6% for the six months ended June 30, 2023 to 2.9% for the six months ended June 30, 2024, primarily due to fair value impairments of a debt investment and outstanding litigation funds receivable.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2024 and 2023

Non-GAAP Financial Measures

The Company uses Adjusted EBITDA, which is a financial measure that is not prepared in accordance with generally accepted accounting principles in the United States ("GAAP") to analyze its financial results and believes that it is useful to investors, as a supplement to GAAP measures. Management believes Adjusted EBITDA provides helpful information with respect to the Company’s operating performance as viewed by management, including a view of the Company’s business that is not dependent on the impact of the Company’s capitalization structure and items that are not part of the Company’s day-to-day operations. Management uses Adjusted EBITDA (i) to compare the Company’s operating performance on a consistent basis, (ii) to calculate incentive compensation for the Company’s employees, (iii) for planning purposes, including the preparation of the Company’s internal annual operating budget, and (iv) to evaluate the performance and effectiveness of the Company’s operational strategies. Accordingly, management believes that Adjusted EBITDA provides useful information in understanding and evaluating the Company’s operating performance in the same manner as management. In calculating Adjusted EBITDA, certain items (mostly non-cash) are excluded from net income including depreciation and amortization of capitalized assets, net interest expense (income), stock based compensation, transactions costs, impairment of assets, and taxes.

The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Net income attributable to Viemed Healthcare, Inc.	$1,468	$1,603	$3,477	$2,919	$2,330	$1,517	$2,438	$1,055
Add back:
Depreciation & amortization	6,309	6,285	5,918	5,975	5,207	4,762	4,373	4,120
Interest expense (income)	254	150	256	237	(20)	(49)	32	42
Stock-based compensation(a)	1,620	1,432	1,534	1,453	1,471	1,391	1,317	1,309
Transaction costs(b)	221	110	61	177	94	206	—	—
Impairment of assets(c)	2,173	—	—	—	—	—	—	—
Income tax expense	768	518	1,599	1,320	728	501	1,146	456
Adjusted EBITDA	$12,813	$10,098	$12,845	$12,081	$9,810	$8,328	$9,306	$6,982

(a) Represents non-cash, equity-based compensation expense associated with option and RSU awards.
(b) Represents transaction costs and expenses related to acquisition and integration efforts associated with recently announced or completed acquisitions.
(c) Represents impairments of the fair value of investment and litigation-related assets.

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2024 and 2023
Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2024 was $8.8 million, compared to $12.8 million at December 31, 2023. Typically, our principal source of liquidity is the collection of our patient accounts receivable. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness. Based on our current plan of operations, we believe cash and cash equivalents, when combined with expected cash flows from operations and amounts available under our 2022 Senior Credit Facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company has also historically utilized short term financing arrangements with suppliers that could be extended over a longer term if there was a need for additional liquidity.

The Company had historically utilized Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to certain non-Medicare payors for reimbursement. UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. Although this incident did not impact our day-to-day operations or patient care delivery, it did cause delays in submitting patient claims to certain payors. By the end of the second quarter of 2024, the Company had replaced Change Healthcare as its clearinghouse and resumed claims submissions using alternative platforms for all claims. However, the delayed claims submissions resulted in a temporary reduction of our operating cash flow and an increase to our accounts receivable during the six months ended June 30, 2024.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Net Cash provided by (used in):
Operating activities	$11,357	$18,119
Investing activities	(16,532)	(36,112)
Financing activities	1,143	11,303
Net decrease in cash and cash equivalents	$(4,032)	$(6,690)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2024 was $11.4 million, resulting from net income of $3.1 million, increased by net income adjustments of $16.5 million and offset by an increase in non-cash working capital of $8.2 million. The net income adjustments primarily consisted of $12.6 million of depreciation and amortization, $3.1 million of stock-based compensation, and a net loss from debt investment of $1.2 million. The primary changes in non-cash working capital were an increase in net accounts receivable of $8.2 million and a net change in income tax receivable of $2.6 million, partially offset by an increase in trade payables of $1.1 million.

Net cash provided by operating activities during the six months ended June 30, 2023 was $18.1 million, resulting from net income of $3.8 million, increased by net income adjustments of $12.3 million and a change in non-cash working capital of $2.0 million. The net income adjustments primarily consisted of $10.0 million of depreciation and amortization, $2.9 million of stock-based compensation, $0.2 million gain on equity investments and a $0.7 million change in deferred tax asset. The primary changes in non-cash working capital were an increase in net accounts receivable of $0.5 million, and an increase in income taxes receivable of $1.0 million, offset by a decrease in other assets of $2.1 million and an increase in accrued liabilities of $1.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 was $16.5 million. Net cash used in investing activities during the period consisted of $14.9 million of purchases of property and equipment, partially offset by $1.4 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Cash purchases of property and equipment represents a $4.2 million, or 38.9%, increase year over year. Net cash used in investing activities also included $3.0 million of net cash paid for the acquisition of HomeMed.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
June 30, 2024 and 2023
Net cash used in investing activities during the six months ended June 30, 2023 was $36.1 million, primarily due to the net cash paid for the acquisition of HMP of $27.1 million. Net cash used in investing activities during the period also included $10.8 million of purchases of property and equipment, partially offset by $1.8 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $1.1 million. For the six months ended June 30, 2024, proceeds from the 2022 Revolving Credit Facility (as defined below) were $3.0 million, which was used to fund the HomeMed acquisition. Principal payments on the 2022 Term Loan Facility (as defined below) were $0.1 million. Additionally, principal payments on acquired loans were $0.7 million during the six months ended June 30, 2024. The Company acquired and cancelled 129,983 common shares at a cost of $1.0 million to satisfy employee income tax withholding associated with RSUs vestings while proceeds from the exercise of options during the six months ended June 30, 2024 were $0.3 million.

Net cash provided by financing activities during the six months ended June 30, 2024 was $11.3 million. For the six months ended June 30, 2023, proceeds from the 2022 Term Loan Facility (as defined below) were $5.0 million and proceeds from the 2022 Revolving Credit Facility (as defined below) were $8.0 million, which were used to partially fund the cash acquisition of HMP. Principal payments on acquired revolving and term loans were $2.4 million during the six months ended June 30, 2023. The Company acquired and cancelled 66,734 common shares at a cost of $0.5 million to satisfy employee income tax withholding associated with RSUs vestings while proceeds from the exercise of options during the six months ended June 30, 2024 were $1.2 million.

Sources of Liquidity

Our principal source of liquidity is our operating cash flow, which is supplemented by extended payment terms from our suppliers and amounts available under the 2022 Senior Credit Facilities.

Senior Credit Facilities

On November 29, 2022, the Company refinanced its existing borrowings under the prior Commercial Business Loan Agreement with Hancock Whitney Bank and entered into a new credit agreement (the "2022 Senior Credit Facilities") with the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, that provides for an up to $30.0 million revolving credit facility (the "2022 Revolving Credit Facility") and an up to $30.0 million delayed draw term loan facility (the "2022 Term Loan Facility"), both maturing in November 2027. On May 28, 2024, the Company entered into a First Amendment to the 2022 Senior Credit Facilities that (a) extends the delayed draw term loan commitment expiration date to November 29, 2025, from its initial expiration date of May 29, 2024, and (b) provides for other technical amendments.

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility and 2022 Revolving Credit Facility were $4.8 million and $5.0 million, respectively, as of June 30, 2024.

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
June 30, 2024 and 2023
•Consolidated Fixed Charge Coverage Ratio (defined generally as (a) adjusted EBITDA minus capital expenditures minus cash taxes to (b) the sum of scheduled principal payments plus cash interest expense plus restricted payments) of not less than 1.25:1.0.

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at June 30, 2024.

Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, the repayment of debt, funding of acquisitions, operations, and other working capital requirements. Our contractual obligations primarily relate to the repayment of existing debt and contractual obligations for operating and finance leases. The following table presents our material contractual obligations and commitments to make future payments as of June 30, 2024:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$1,534	$10,966
Lease Obligations	1,047	2,416
Total	$2,581	$13,382

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after June 30, 2024. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $338,000 and $325,000 for the three months ended June 30, 2024 and 2023, respectively, and $873,000 and $735,000 for the six months ended June 30, 2024 and 2023, respectively.

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
June 30, 2024 and 2023

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
June 30, 2024 and 2023
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to fluctuations in interest rates from borrowings under the 2022 Senior Credit Facilities. The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%. Outstanding borrowings subject to interest rate fluctuations under the 2022 Term Loan Facility and 2022 Revolving Credit Facility were $4.8 million and $5.0 million, respectively, as of June 30, 2024. Based on our outstanding borrowings, an immediate 100 basis point change in interest rates would not have a material effect on our net income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
June 30, 2024 and 2023
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

VIEMED HEALTHCARE, INC.
June 30, 2024 and 2023
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

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

VIEMED HEALTHCARE, INC.
June 30, 2024 and 2023

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

10.1
First Amendment to Credit Agreement dated November 29, 2022, among Viemed Inc. as borrower, certain subsidiaries of Viemed, Inc., as guarantors, the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, effective May 28, 2024.

10.2	Viemed Healthcare, Inc. 2024 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2024.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.
# Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

VIEMED HEALTHCARE, INC.
June 30, 2024 and 2023
SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: August 7, 2024

Page 44