Form 10-Q
period 2024-09-30
VIEMED HEALTHCARE, INC.
filed 2024-11-06
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of October 28, 2024, there were 38,936,562 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
September 30, 2024 and 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At September 30, 2024	At December 31, 2023
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2	$11,347	$12,839
Accounts receivable, net	2	27,051	18,451
Inventory	2	4,311	4,628
Prepaid expenses and other assets		4,989	2,449
Total current assets		$47,698	$38,367
Long-term assets
Property and equipment, net	4	74,397	73,579
Finance lease right-of-use assets		70	401
Operating lease right-of-use assets		2,758	2,872
Equity investments	2	1,794	1,680
Debt investment	2	875	2,219
Deferred tax asset	10	8,065	4,558
Identifiable intangibles, net		880	567
Goodwill	3	32,989	29,765
Other long-term assets	9	—	887
Total long-term assets		$121,828	$116,528
TOTAL ASSETS		$169,526	$154,895
LIABILITIES
Current liabilities
Trade payables		$6,007	$4,180
Deferred revenue		6,819	6,207
Income taxes payable		2,077	2,153
Accrued liabilities	5	19,918	17,578
Finance lease liabilities, current portion		69	256
Operating lease liabilities, current portion	6	742	678
Current portion of long-term debt	6	812	1,072
Total current liabilities		$36,444	$32,124
Long-term liabilities
Accrued liabilities	8	652	558
Finance lease liabilities, less current portion		—	132
Operating lease liabilities, less current portion	6	1,985	2,184
Long-term debt	5	3,650	6,002
Total long-term liabilities		$6,287	$8,876
TOTAL LIABILITIES		$42,731	$41,000
Commitments and Contingencies		—	—
SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,932,247 and 38,506,161 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8	$22,749	$18,702
Additional paid-in capital		16,831	15,698
Retained earnings		85,379	79,495
TOTAL VIEMED HEALTHCARE, INC.'S SHAREHOLDERS' EQUITY		$124,959	$113,895
Noncontrolling interest in subsidiary	3	1,836	—
TOTAL SHAREHOLDERS' EQUITY		126,795	113,895
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$169,526	$154,895

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2024	2023	2024	2023
Revenue	2	$58,004	$49,402	$163,562	$132,269

Cost of revenue		23,633	18,840	66,497	51,597

Gross profit		$34,371	$30,562	$97,065	$80,672

Operating expenses
Selling, general and administrative		26,671	23,654	77,988	63,979
Research and development		757	593	2,265	2,131
Stock-based compensation	8	1,712	1,453	4,764	4,315
Depreciation and amortization		348	419	1,140	957
Loss (gain) on disposal of property and equipment		(469)	278	(801)	373
Other expense (income), net		(276)	(41)	261	(124)
Income from operations		$5,628	$4,206	$11,448	$9,041

Non-operating income and expenses
Income (expense) from investments		96	270	(954)	442
Interest expense, net	6	(225)	(237)	(629)	(168)

Net income before taxes		5,499	4,239	9,865	9,315
Provision for income taxes	10	1,594	1,320	2,880	2,549
Net income		$3,905	$2,919	$6,985	$6,766
Net income attributable to noncontrolling interest		27	—	36	—
Net income attributable to Viemed Healthcare, Inc.		$3,878	$2,919	$6,949	$6,766

Net income per share
Basic	11	$0.10	$0.08	$0.18	$0.18
Diluted	11	$0.10	$0.07	$0.17	$0.17

Weighted average number of common shares outstanding:
Basic	11	38,870,823	38,438,058	38,803,887	38,307,343
Diluted	11	40,779,414	40,420,615	40,702,001	40,391,729

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2022	38,049,739	$15,123	$12,125	$69,846	$—	$97,094
Stock-based compensation - options	—	—	348	—	—	348
Stock-based compensation - restricted stock	—	—	1043	—	—	1,043
Exercise of options	108,370	544	—	—	—	544
Shares issued for vesting of restricted stock units	183,036	1,429	(1,429)	—	—	—
Shares redeemed to pay income tax	(64,756)	—	—	(505)	—	(505)
Net income	—	—	—	1,517	—	1,517
Shareholders' equity, March 31, 2023	38,276,389	$17,096	$12,087	$70,858	$—	$100,041

Stock-based compensation - options	—	—	301	—	—	301
Stock-based compensation - restricted stock	—	—	1,170	—	—	1,170
Exercise of options	119,356	684	—	—	—	684
Shares issued for vesting of restricted stock units	6,655	70	(70)	—	—	—
Shares redeemed to pay income tax	(1,978)	—	—	(21)	—	(21)
Net income	—	—	—	2,330	—	2,330
Shareholders' equity, June 30, 2023	38,400,422	$17,850	$13,488	$73,167	$—	$104,505

Stock-based compensation - options	—	—	263	—	—	263
Stock-based compensation - restricted stock	—	—	1,190	—	—	1,190
Exercise of options	1,136	6	—	—	—	6
Shares issued for vesting of restricted stock units	95,944	777	(777)	—	—	—
Shares redeemed to pay income tax	(8,501)	—	—	(69)	—	(69)
Net income	—	—	—	2,919	—	2,919
Shareholders' equity, September 30, 2023	38,489,001	$18,633	$14,164	$76,017	$—	$108,814

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2023	38,506,161	$18,702	$15,698	$79,495	$—	$113,895
Stock-based compensation - options	—	—	111	—	—	111
Stock-based compensation - restricted stock	—	—	1,321	—	—	1,321
Exercise of options	60,130	304	—	—	—	304
Shares issued for vesting of restricted stock units	378,837	2,836	(2,836)	—	—	—
Shares redeemed to pay income tax	(128,362)	—	—	(961)	—	(961)
Net income	—	—	—	1,603	—	1,603
Shareholders' equity, March 31, 2024	38,816,766	$21,842	$14,294	$80,137	$—	$116,273

Stock-based compensation - options	—	—	59	—	—	59
Stock-based compensation - restricted stock	—	—	1,561	—	—	1,561
Exercise of options	4,000	21	—	—	—	21
Shares issued for vesting of restricted stock units	6,654	47	(47)	—	—	—
Shares redeemed to pay income tax	(1,621)	—	—	(11)	—	(11)
Acquired noncontrolling interest	—	—	—	—	1,800	1,800
Net income	—	—	—	1,468	9	1,477
Shareholders' equity, June 30, 2024	38,825,799	$21,910	$15,867	$81,594	$1,809	$121,180

Stock-based compensation - options	—	—	61	—	—	61
Stock-based compensation - restricted stock	—	—	1,651	—	—	1,651
Exercise of options	17,516	91	—	—	—	91
Shares issued for vesting of restricted stock units	101,438	748	(748)	—	—	—
Shares redeemed to pay income tax	(12,506)	—	—	(93)	—	(93)
Net income	—	—	—	3,878	27	3,905
Shareholders' equity, September 30, 2024	38,932,247	$22,749	$16,831	$85,379	$1,836	$126,795

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Nine Months Ended September 30,
	Note	2024	2023
Cash flows from operating activities
Net income		$6,985	$6,766
Adjustments for:
Depreciation and amortization		19,002	15,943
Stock-based compensation expense	8	4,764	4,315
Distributions of earnings received from equity method investments		147	833
Income from equity method investments		(261)	(442)
Loss (income) from debt investment		1,344	(164)
Loss (gain) on disposal of property and equipment		(801)	373
Amortization of deferred financing costs		135	—
Deferred income tax benefit		(3,507)	(791)
Changes in working capital:
Accounts receivable, net		(8,213)	(533)
Inventory		583	(514)
Prepaid expenses and other assets		340	1,193
Trade payables		747	(255)
Deferred revenue		489	859
Accrued liabilities		2,424	4,086
Income tax payable/receivable		(76)	259
Net cash provided by operating activities		$24,102	$31,928
Cash flows from investing activities
Purchase of property and equipment		(25,942)	(18,161)
Investment in equity investments		—	(7)
Cash paid for acquisitions, net of cash acquired	3	(2,999)	(28,580)
Proceeds from sale of property and equipment	4	7,440	2,128
Net cash used in investing activities		$(21,501)	$(44,620)
Cash flows from financing activities
Proceeds from exercise of options	8	416	1,234
Proceeds from term notes	6	—	5,000
Principal payments on term notes	6	(954)	(2,746)
Proceeds from revolving credit facilities	6	3,000	8,000
Payments on revolving credit facilities		(5,000)	(5,005)
Payments for debt issuance costs		(171)	—
Shares redeemed to pay income tax	8	(1,065)	(595)
Repayments of finance lease liabilities		(319)	(32)
Net cash provided by (used in) financing activities		$(4,093)	$5,856
Net decrease in cash and cash equivalents		(1,492)	(6,836)
Cash and cash equivalents at beginning of year		12,839	16,914
Cash and cash equivalents at end of period		$11,347	$10,078
Supplemental disclosures of cash flow information
Cash paid during the period for interest		$745	$497
Cash paid during the period for income taxes, net of refunds		$6,416	$3,218
Supplemental disclosures of non-cash transactions
Equipment and other fixed asset purchases payable at end of period		$2,854	$2,598
Equipment sales receivable at end of period		$1,683	$—

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2024 and 2023

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of home medical equipment ("HME") and post-acute respiratory healthcare services in the United States. The Company’s primary service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company serves patients in all 50 states of the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

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
September 30, 2024 and 2023
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

Accounts Receivable

Accounts receivable and revenues are based on contractually agreed-upon rates for services provided, reduced by estimated adjustments, including variable consideration for implicit price concessions. The accounts receivable are presented on the Condensed Consolidated Balance Sheets net of the adjustments. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. The complexity of third-party billing arrangements and laws and regulations governing Medicare and Medicaid may result in adjustments to amounts originally recorded.

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

The Company records a reserve for estimated probable losses as part of rental revenue adjustments in order to report rental revenue at an expected collectable amount based on the total portfolio of operating lease receivables for which collectability has been deemed probable. The accounts receivable are presented on the Condensed Consolidated Balance Sheets net of the adjustments.

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Revisions in reserve estimates are recorded as an adjustment to revenue in the period of revision.

Included in accounts receivable at September 30, 2024 are amounts due from Medicare representing 23% of total outstanding net receivables. As of December 31, 2023, 28% of total outstanding net receivables were amounts due from Medicare.

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

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2024 and 2023
Equity Investments

Equity investments on the Condensed Consolidated Balance Sheets are primarily comprised of equity investments without readily determinable fair values accounted for under the measurement alternative described in ASC 321-10-35-2. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred.

The balance of the Company’s equity investments was $1.8 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of September 30, 2024 on its investments in equity securities without a readily determinable fair value.

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

Rental revenues

Revenue generated from equipment that is rented to patients is recognized over the non-cancellable rental period (typically one month) and commences on delivery of the equipment to the patients. The agreements are evaluated at commencement and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal or purchase options would be exercised. The exercise of monthly renewal or purchase options by a patient has historically not been reasonably certain to occur at lease commencement or subsequent monthly renewals.

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
September 30, 2024 and 2023
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

The revenues from each major source are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$31,772	$28,322	$91,404	$79,181
Other home medical equipment rentals	12,459	11,119	35,604	26,441
Revenue from sales and services
Equipment and supply sales	8,440	7,742	21,956	19,287
Service revenues	5,333	2,219	14,598	7,360
Total revenues	$58,004	$49,402	$163,562	$132,269
Revenues from Medicare as percentages of the Company's total revenue for the nine months ended September 30, 2024 and 2023 were 44% and 45%, respectively.

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
September 30, 2024 and 2023
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

There were no impairment charges to goodwill or long-lived assets recognized during the nine months ended September 30, 2024 and September 30, 2023.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2024 and 2023

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
September 30, 2024 and 2023

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
September 30, 2024 and 2023
4.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	September 30, 2024	December 31, 2023
Medical equipment	$114,730	$110,920
Furniture and equipment	4,396	3,540
Land	2,566	2,566
Buildings	8,133	7,953
Leasehold improvements	657	345
Vehicles	1,288	1,192
Less: Accumulated depreciation	(57,373)	(52,937)
Property and equipment, net of accumulated depreciation	$74,397	$73,579

Depreciation in the amount of $6.1 million and $5.6 million is included in cost of revenue for the three months ended September 30, 2024 and 2023, respectively, and in the amount of $17.9 million and $15.0 million for the nine months ended September 30, 2024 and 2023, respectively.

5.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	September 30, 2024	December 31, 2023
Accrued trade payables	$4,096	$3,230
Accrued commissions payable	917	794
Accrued bonuses payable	5,800	7,131
Accrued vacation and payroll	4,452	2,058
Current portion of phantom share liability	1,337	1,867
Accrued other liabilities	3,316	2,498
Total accrued liabilities	$19,918	$17,578

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2024 and 2023
6.     Debt and Lease Liabilities

Debt

The following table summarizes the Company’s debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
2022 Senior Credit Facilities	$4,656	$6,875
Medical equipment financing	437	793
Financing costs and commitment fees	(631)	(594)
Current portion	(812)	(1,072)
Long-term portion	$3,650	$6,002

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at September 30, 2024.

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
September 30, 2024 and 2023

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

On May 28, 2024, the Company entered into a First Amendment to the 2022 Senior Credit Facilities that (a) extends the delayed draw term loan commitment expiration date to November 29, 2025, from its initial expiration date of May 29, 2024, and (b) provides for other technical amendments. Payment for debt issuance costs associated with the amendment was $0.2 million during the nine months ended September 30, 2024.

Medical Equipment Financing

The Company enters into medical equipment financing obligations through supplier finance programs. The financing obligations are primarily short term in nature and are payable in monthly installments. As of September 30, 2024, $0.4 million of the outstanding medical equipment financing is presented on the condensed consolidated balance sheets as short term debt based on the scheduled repayment dates.

Leases

The Company has recognized finance lease liabilities for vehicles and operating leases for land and buildings that have terms greater than twelve months, as follows:

	September 30, 2024	December 31, 2023
Lease liabilities	$2,796	$3,250
Less:
Current portion of lease liabilities	(811)	(934)
Net long-term lease liabilities	$1,985	$2,316

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. These lease liabilities are recorded at present value based on a discount rate of 5.5%, which was based on the Company's incremental borrowing rate at the time of assessment. At September 30, 2024, the weighted average lease term was approximately 3.79 years.

Future maturities of the Company's operating lease liabilities as of September 30, 2024 are summarized as follows:

Lease Liability
2024	$225
2025	908
2026	783
2027	667
2028	573
Thereafter	7
Total lease payments	$3,163
Less: imputed interest	436
Present value of lease liabilities	$2,727

Operating rental expenses for the nine months ended September 30, 2024 amounted to $1.1 million.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2024 and 2023
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

The following tables summarize the Company's assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	At September 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$2,024	$—	$—	$2,024
Available for sale debt instrument	—	—	875	875
Total	$2,024	$—	$875	$2,899

	At December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$5,657	$—	$—	$5,657
Available for sale debt instrument	$—	$—	$2,219	$2,219
Total	$5,657	$—	$2,219	$7,876

Available for Sale Debt Instrument

The fair value of the Company’s available for sale debt instrument is classified within Level 3 in the fair value hierarchy as the Company evaluates adjustments using a combination of observable and unobservable inputs, such as operating results of the counterparty as well observable prices in transactions of debt and equity instruments of the issuing counterparty when available. As of September 30, 2024, the analysis resulted in the determination that the decline in fair value was an other than temporary impairment (OTTI). Accordingly, the Company recognized an OTTI loss of $0.1 million in Income (expense) from investments during the quarter ended September 30, 2024. The recognized loss is equal to the difference between the debt security’s amortized cost basis and its fair value at the balance sheet date, based on management's estimate of fair value.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2024 and 2023

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. These assets include other equity investments and the fair value allocation related to the Company’s acquisitions.

The Company's other equity investments are holdings in privately-held companies without a readily determinable market value. The Company remeasures equity securities without readily determinable fair value at fair value when an orderly transaction is identified for an identical or similar investment of the same issuer in accordance with the measurement alternative under Topic 820. ASU 2019-04 states that the measurement alternative is a nonrecurring fair value measurement. Accordingly, other equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because the Company estimates the value using a combination of observable and unobservable inputs, including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the holdings the Company owns. The Company had no material adjustments of other equity investments measured at fair value on a nonrecurring basis during any of the periods presented.

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
September 30, 2024 and 2023
8.     Shareholders' Equity

Authorized Share Capital

The Company’s authorized share capital consists of an unlimited number of common shares, with no stated par value.

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,932,247 and 38,506,161 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

The Company acquired and cancelled 142,489 common shares at a cost of $1.1 million to satisfy employee income tax withholding associated with RSUs vesting during the nine months ended September 30, 2024. The Company’s retained earnings were reduced by the amount paid for the shares repurchased and cancelled.

Stock-Based Compensation

On June 6, 2024 (the "Effective Date"), the Company’s shareholders approved the Company's 2024 Long Term Incentive Plan (the "2024 Omnibus Plan") to provide an incentive to attract, retain, and reward directors, officers, employees, and consultants who provide services to the Company or any of its subsidiaries. All directors, officers, employees, and consultants of the Company and/or its affiliates are eligible to receive awards under the 2024 Omnibus Plan, subject to its terms. Awards include common share purchase options, restricted stock, stock appreciation rights, performance awards, or other stock-based awards, including restricted stock units, deferred stock units, and dividends and dividend equivalents. The maximum number of common shares that will be available for awards and issuance under the 2024 Omnibus Plan and that may be reserved for issuance at any time, including under previous plans such as the 2020 Long Term Incentive Plan (effective June 11, 2020), the Amended and Restated Stock Option Plan (effective as of July 17, 2018), the Amended and Restated Restricted Share Unit Plan (effective as of July 17, 2018), and the Deferred Share Unit Plan (effective July 17, 2018), will be 7,800,000 shares. The maximum amount of common shares that may be awarded under the 2024 Omnibus Plan as “incentive stock options” is 1,000,000 common shares. As of September 30, 2024, the Company had outstanding options of 4,124,000 and RSUs of 1,547,000 associated with common shares under the existing plans.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation - options	$61	$263	$231	$911
Stock-based compensation - restricted stock units	1,651	1,190	4,533	3,404
Total	$1,712	$1,453	$4,764	$4,315

At September 30, 2024, there was approximately $83,000 of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted-average period of 0.45 years. As of September 30, 2024, there was approximately $5,920,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.43 years.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2024 and 2023
Options

The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2023	4,214	$5.25	5.9 years	$11,698
Issued	—	—
Exercised	(82)	5.10
Expired / Forfeited	(8)	5.21
Balance September 30, 2024	4,124	$5.25	5.1 years	$9,725
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing price of the Company's common shares on the last trading day of the period ($7.33 and $7.85 on September 30, 2024 and December 31, 2023, respectively).

The aggregate intrinsic value of options outstanding was $9,725,000 and options exercisable was $9,226,000 at September 30, 2024. For the nine months ended September 30, 2024, 81,646 common shares were issued pursuant to the exercise of stock options.

At September 30, 2024, the Company had 3,874,000 exercisable stock options outstanding with a weighted average exercise price of $5.24 and a weighted average remaining contractual life of 5.0 years. At December 31, 2023, the Company had 3,461,000 exercisable stock options outstanding with a weighted average exercise price of $4.99 and a weighted average remaining contractual life of 5.5 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the nine months ended September 30, 2024.

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

The following table summarizes RSU activity for the nine months ended September 30, 2024:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2023	1,226	$7.23	0.86 years	$9,624
Issued	915	8.18
Vested	(487)	7.07
Forfeited	(107)	7.88
Balance September 30, 2024	1,547	$7.80	1.43 years	$11,340
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the closing price of the Company's common shares on the last trading day of the period ($7.33 and $7.85 on September 30, 2024 and December 31, 2023, respectively).

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2024 and 2023
During the three months ended September 30, 2024, the Company issued 117,417 RSUs with vestings over a one to three year period and a fair value of $0.9 million. During the nine months ended September 30, 2024, the Company issued 915,000 RSUs with vestings over a one to three year period and a fair value of $7.3 million.

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

The following table summarizes phantom share unit activity for the nine months ended September 30, 2024:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2023	418	$3,281
Issued	268	2,161
Vested	(218)	1,607
Forfeited	(16)	(120)
Balance September 30, 2024	452	$3,313
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s common shares at that time, the value of issued share equivalents is based on the market price of the Company’s common shares at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, and the values of forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's common shares at the end of the period. The market price of the Company's common shares was $7.33 and $7.85 on September 30, 2024 and December 31, 2023, respectively.

The change in fair value of the phantom share units has been charged to the Condensed Consolidated Statements of Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with phantom share units at September 30, 2024 is $1,989,000, with $1,337,000 of this amount included in current accrued liabilities and the remaining portion of $652,000 included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of phantom share units is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income. The following table summarizes expense (benefit) associated with the phantom share units for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general, and administrative	$619	$(333)	$1,172	$1,504

The Company paid cash settlements of $1.6 million and $2.4 million during the nine months ended September 30, 2024 and 2023, respectively, pertaining to vestings of cash-settled phantom share units.

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)
September 30, 2024 and 2023
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

Legal Proceedings

As previously disclosed, on November 5, 2020, the Company (through its subsidiary Sleep Management LLC) filed a lawsuit against Vyaire Medical, Inc. d/b/a CareFusion Respiratory Technologies (“Vyaire”) in the 15th Judicial District Court for the Parish of Lafayette, Louisiana (the “State Court”) seeking damages for breach of contract and seeking declaratory judgment. The State Court issued an order on September 5, 2023 granting the Company Partial Summary Judgment finding that Vyaire breached the contract. On June 9, 2024, Vyaire and certain of its affiliates filed voluntary bankruptcy under Chapter 11 of the Bankruptcy Code in the US Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

A liquidation analysis subsequently submitted to the Bankruptcy Court disclosed that unsecured claims, including those subordinate to the super-priority claims of certain Vyaire creditors, would not receive any recovery under the proposed Chapter 11 reorganization plan or in the event of a Chapter 7 liquidation. Consequently, collection of the Company's unsecured claim against Vyaire was determined to be not probable. During the nine months ended September 30, 2024, outstanding funds receivable in the amount of $0.9 million related to undelivered respiratory equipment were impaired through Other expense (income).

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

10.     Income Taxes

For the nine months ended September 30, 2024, the Company recorded income tax expense of $2.9 million, which includes a discrete tax benefit of $0.1 million associated with stock-based compensation arrangements. Excluding the impact of the discrete taxes, the effective rate for the nine months ended September 30, 2024 is 30.3%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year.

At September 30, 2024 and 2023, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2021.

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
September 30, 2024 and 2023

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator - basic and diluted:
Net income attributable to Viemed Healthcare, Inc.	$3,878	$2,919	$6,949	$6,766

Denominator:
Basic weighted-average number of common shares	38,870,823	38,438,058	38,803,887	38,307,343
Diluted weighted-average number of shares	40,779,414	40,420,615	40,702,001	40,391,729

Basic earnings per share	$0.10	$0.08	$0.18	$0.18
Diluted earnings per share	$0.10	$0.07	$0.17	$0.17

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	38,870,823	38,438,058	38,803,887	38,307,343
Stock options and other dilutive securities	1,908,591	1,982,557	1,898,114	2,084,386
Diluted weighted-average number of shares	40,779,414	40,420,615	40,702,001	40,391,729

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2024 and 2023
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
September 30, 2024 and 2023

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

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 54.8% and 57.3% of our revenue for the three months ended September 30, 2024 and 2023, respectively, and 55.9% and 59.9% for the nine months ended September 30, 2024 and 2023, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We expect to continue to employ more RTs in order to assure our high service model is accomplished in the home. As of September 30, 2024, we employed 398 licensed RTs, representing approximately 35% of our company-wide employee count. By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in regions that are currently not being effectively serviced.

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
September 30, 2024 and 2023

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2024 and 2023
The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Financial Information:
Revenue	$58,004	$54,965	$50,593	$50,739	$49,402	$43,311	$39,556	$37,508
Gross Profit	34,371	32,892	29,802	32,111	30,562	26,106	24,004	22,896
Gross Profit %	59%	60%	59%	63%	62%	60%	61%	61%
Net Income	3,905	1,477	1,603	3,477	2,919	2,330	1,517	2,438
Cash (As of)	11,347	8,807	7,309	12,839	10,078	10,224	23,544	16,914
Total Assets (As of)	169,526	163,947	154,875	154,895	149,400	149,117	124,634	117,043
Adjusted EBITDA(1)	13,954	12,813	10,098	12,845	12,081	9,810	8,328	9,306
Operational Information:
Vent Patients(2)	11,374	10,905	10,450	10,327	10,244	10,005	9,337	9,306
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2024 and 2023
Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023:

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	% of Total Revenue	2023	% of Total Revenue	$ Change	% Change
Revenue	$58,004	100.0%	$49,402	100.0%	$8,602	17.4%
Cost of revenue	23,633	40.7%	18,840	38.1%	4,793	25.4%
Gross profit	34,371	59.3%	30,562	61.9%	3,809	12.5%
Selling, general and administrative	26,671	46.0%	23,654	47.9%	3,017	12.8%
Research and development	757	1.3%	593	1.2%	164	27.7%
Stock-based compensation	1,712	3.0%	1,453	2.9%	259	17.8%
Depreciation and amortization	348	0.6%	419	0.8%	(71)	(16.9)%
Loss (gain) on disposal of property and equipment	(469)	(0.8)%	278	0.6%	(747)	(268.7)%
Other expense (income), net	(276)	(0.5)%	(41)	(0.1)%	(235)	573.2%
Income from operations	5,628	9.7%	4,206	8.5%	1,422	33.8%
Non-operating income and expenses
Income (expense) from investments	96	0.2%	270	0.5%	(174)	(64.4)%
Interest expense, net	(225)	(0.4)%	(237)	(0.5)%	12	(5.1)%
Net income before taxes	5,499	9.5%	4,239	8.6%	1,260	29.7%
Provision for income taxes	1,594	2.7%	1,320	2.7%	274	20.8%
Net income	3,905	6.7%	2,919	5.9%	986	33.8%
Net income attributable to noncontrolling interest	27	—%	—	—%	27	NM
Net income attributable to Viemed Healthcare, Inc.	$3,878	6.7%	$2,919	5.9%	$959	32.9%

Revenue

The following table summarizes our revenue for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	% of Total Revenue	2023	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$31,772	54.8%	$28,322	57.3%	$3,450	12.2%
Other home medical equipment rentals	12,459	21.5%	11,119	22.6%	1,340	12.1%
Revenue from sales and services
Equipment and supply sales	8,440	14.6%	7,742	15.7%	698	9.0%
Service revenues	5,333	9.2%	2,219	4.5%	3,114	140.3%
Total revenue	$58,004	100.0%	$49,402	100.0%	$8,602	17.4%

For the three months ended September 30, 2024, revenue totaled $58.0 million, an increase of $8.6 million (or 17.4%) from the comparable period in 2023. The primary driver of this growth was our ventilator rental revenue, which increased by $3.5 million (or 12.2%) due to higher patient volumes associated with strong demand for ventilation services. Additionally, services revenue saw a notable increase of $3.1 million (or 140.3%) primarily due to the expansion of our healthcare staffing services. Rental revenue from other Home Medical Equipment (HME) contributed an increase of $1.3 million (or 12.1%) driven by growing demand for oxygen therapy, Positive Airway Pressure (PAP) therapy, and percussion vest services. Equipment and supply sales increased by $0.7 million (or 9.0%) largely driven by the success of our sleep resupply program.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2024 and 2023
While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales, as well as our healthcare staffing offerings, is contributing to the diversity of our overall revenue mix. As we continue to expand geographically into new territories and further expand our presence in our existing territories, we expect continued growth in our active ventilator patient base and our other respiratory offerings.
Cost of revenue and gross profit

For the three months ended September 30, 2024, cost of revenue totaled $23.6 million, an increase of $4.8 million (or 25.4%) from the comparable period in 2023. Gross profit percentage decreased from approximately 61.9% in the three months ended September 30, 2023 to approximately 59.3% in the three months ended September 30, 2024. The change in gross profit percentage is primarily due to migration of the revenue mix associated with product and service diversification. Gross profit percentage is expected to remain relatively stable in upcoming periods due to subsiding inflationary cost pressures and the positive effects associated with reimbursement rates, offset by some decreases associated with product and service diversification.

Selling, general and administrative expense

Selling, general, and administrative expenses as a percentage of revenue improved to 46.0% for the three months ended September 30, 2024 compared to 47.9% for the three months ended September 30, 2023. Selling, general and administrative expenses totaled $26.7 million for the three months ended September 30, 2024, an increase of $3.0 million (or 12.8%) from the comparable prior period. The improvement in selling, general, and administrative expenses as a percentage of revenue is attributable to economies of scale and improvements in operational efficiencies. The overall increase in selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses to accommodate the overall growth of the Company. Employee compensation expenses increased $3.0 million (or 18.6%) as a result of the increase in our employee headcount and increases in market-based compensation. We expect that current year selling, general and administrative expenses as a percentage of revenue will remain stable through the end of 2024 due to increased efficiencies and costs optimization efforts relative to revenue growth.

Research and development

For the three months ended September 30, 2024, research and development expense totaled $0.8 million, an increase of $0.2 million from the comparable period in 2023. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will remain consistent in 2024 relative to 2023 costs.

Stock-based compensation

For the three months ended September 30, 2024, stock-based compensation totaled $1.7 million, an increase of 17.8% from the comparable period in 2023. We anticipate that as we expand our workforce, incorporating stock-based awards as a component of employee compensation, stock-based compensation expenses will correspondingly rise. Historically, revenue growth has outpaced the growth in stock-based compensation, and as a result, the percentage of stock-based compensation relative to revenue is expected to decline.

Loss (gain) on disposal of property and equipment

For the three months ended September 30, 2024, gain on disposal of property and equipment totaled $0.5 million compared to loss on disposal of property and equipment of $0.3 million for the three months ended September 30, 2023. The gain primarily resulted from proceeds related to the sale of recalled ventilators back to the manufacturer. We anticipate additional future gains from the disposal of eligible devices, as the proceeds from these disposals are expected to exceed their net book value.

Income (expense) from investments

For the three months ended September 30, 2024, income from investments totaled $0.1 million compared to $0.3 million for the three months ended September 30, 2023. The change is primarily due to a $0.1 million impairment recognized on our debt investment, reflecting an other-than-temporary impairment in fair value during the period.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2024 and 2023
Interest expense, net

For both the three months ended September 30, 2023 and September 30, 2024, net interest expense totaled $0.2 million. As a result of continued repayments on debt, we expect a reduction in quarterly net interest expense for the remainder of 2024.

Provision for income taxes

For the three months ended September 30, 2024, the provision for income taxes was a $1.6 million expense, compared to $1.3 million during the comparable period in 2023. The resulting decrease in the overall effective tax rate as a percentage of pre-tax income was due to the impact of discrete tax benefits associated with stock-based compensation between periods. Our annual estimated effective tax rate for 2024 is 30.3%.

Net income

For the three months ended September 30, 2024, net income was $3.9 million, an increase of $1.0 million (or 33.8%) from the comparable period in 2023. Net income as a percentage of revenue increased from 5.9% for the three months ended September 30, 2023 to 6.7% for the three months ended September 30, 2024.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2024 and 2023
Comparison of the Nine Months Ended September 30, 2024 and 2023:

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	% of Total Revenue	2023	% of Total Revenue	$ Change	% Change
Revenue	$163,562	100.0%	$132,269	100.0%	$31,293	23.7%
Cost of revenue	66,497	40.7%	51,597	39.0%	14,900	28.9%
Gross profit	97,065	59.3%	80,672	61.0%	16,393	20.3%
Selling, general and administrative	77,988	47.7%	63,979	48.4%	14,009	21.9%
Research and development	2,265	1.4%	2,131	1.6%	134	6.3%
Stock-based compensation	4,764	2.9%	4,315	3.3%	449	10.4%
Depreciation and amortization	1,140	0.7%	957	0.7%	183	19.1%
Loss (gain) on disposal of property and equipment	(801)	(0.5)%	373	0.3%	(1,174)	(314.7)%
Other expense (income), net	261	0.2%	(124)	(0.1)%	385	(310.5)%
Income from operations	11,448	7.0%	9,041	6.8%	2,407	26.6%
Non-operating income and expenses
Income (expense) from investments	(954)	(0.6)%	442	0.3%	(1,396)	(315.8)%
Interest expense, net	(629)	(0.4)%	(168)	(0.1)%	(461)	274.4%
Net income before taxes	9,865	6.0%	9,315	7.0%	550	5.9%
Provision for income taxes	2,880	1.8%	2,549	1.9%	331	13.0%
Net income	6,985	4.3%	6,766	5.1%	219	3.2%
Net income attributable to noncontrolling interest	36	—%	—	—%	36	NM
Net income attributable to Viemed Healthcare, Inc.	$6,949	4.2%	$6,766	5.1%	$183	2.7%

Revenue

The following table summarizes our revenue for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	% of Total Revenue	2023	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$91,404	55.9%	$79,181	59.9%	$12,223	15.4%
Other home medical equipment rentals	35,604	21.8%	26,441	20.0%	9,163	34.7%
Revenue from sales and services
Equipment and supply sales	21,956	13.4%	19,287	14.6%	2,669	13.8%
Service revenues	14,598	8.9%	7,360	5.5%	7,238	98.3%
Total revenue	$163,562	100.0%	$132,269	100.0%	$31,293	23.7%

For the nine months ended September 30, 2024, revenue totaled $163.6 million, an increase of $31.3 million (or 23.7%) from the comparable period in 2023. The primary driver of this growth was our ventilator rental revenue, which increased by $12.2 million (or 15.4%) due to higher patient volumes associated with strong demand for ventilation services. Additionally, rental revenue from other Home Medical Equipment (HME) increased by $9.2 million (or 34.7%) due to an expanding patient base, robust demand for oxygen therapy, Positive Airway Pressure (PAP) therapy, and percussion vest services. Equipment and supply sales grew by $2.7 million (or 13.8%) largely attributable to the success of our sleep resupply program and the addition of HMP’s resupply program. Furthermore, services revenue experienced an increase of $7.2 million (or 98.3%), primarily due to the growth of healthcare staffing offerings.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2024 and 2023
While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales, as well as our healthcare staffing offerings, is contributing to the diversity of our overall revenue mix. As we continue to expand geographically into new territories and further expand our presence in our existing territories, we expect continued growth in our active ventilator patient base and our other respiratory offerings.
Cost of revenue and gross profit

For the nine months ended September 30, 2024, cost of revenue totaled $66.5 million, an increase of $14.9 million (or 28.9%) from the comparable period in 2023. Gross profit percentage decreased from approximately 61.0% in the nine months ended September 30, 2023 to approximately 59.3% in the nine months ended September 30, 2024. The decrease in gross profit percentage is primarily due to migration of the revenue mix associated with product and service diversification. Gross profit percentage is expected to remain relatively stable in upcoming periods due to subsiding inflationary cost pressures and the positive effects associated with reimbursement rates, offset by some decreases associated with product and service diversification.

Selling, general and administrative expense

Selling, general, and administrative expenses as a percentage of revenue improved to 47.7% for the nine months ended September 30, 2024 compared to 48.4% for the nine months ended September 30, 2023. Selling, general and administrative expenses totaled $78.0 million for the nine months ended September 30, 2024, an increase of $14.0 million (or 21.9%) from the comparable period in 2023. The improvement in selling, general, and administrative expenses as a percentage of revenue is attributable to economies of scale and improvements in operational efficiencies. The overall increase in selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses to accommodate the overall growth of the Company. Our full time employee count increased from 988 on September 30, 2023 to 1,142 on September 30, 2024, an increase of 15.6%. Employee compensation expenses increased $10.1 million (or 22%) as a result of the increase in our employee headcount and increases in incentive and volume based compensation. We expect that current year selling, general and administrative expenses as a percentage of revenue will remain stable through the end of 2024 due to increased efficiencies and costs optimization efforts relative to revenue growth.

Research and development

For the nine months ended September 30, 2024, research and development expense totaled $2.3 million, an increase of $0.1 million from the comparable period in 2023. As we continue to invest in research and development related projects to support our technology initiatives, we expect that associated costs will remain consistent in 2024 relative to 2023 costs, declining as a percentage of revenue.

Stock-based compensation

For the nine months ended September 30, 2024, stock-based compensation totaled $4.8 million, an increase of 10.4% from the comparable period in 2023. We anticipate that as we expand our workforce, incorporating stock-based awards as a component of employee compensation, stock-based compensation expenses will correspondingly rise. Historically, revenue growth has outpaced the growth in stock-based compensation, and as a result, the percentage of stock-based compensation relative to revenue is expected to continue declining.

Loss (gain) on disposal of property and equipment

For the nine months ended September 30, 2024, gain on disposal of property and equipment totaled $0.8 million compared to loss on disposal of property and equipment of $0.4 million for the nine months ended September 30, 2023. The gain primarily resulted from proceeds related to the sale of recalled ventilators back to the manufacturer. We anticipate additional future gains from the disposal of eligible devices, as the proceeds from these disposals are expected to exceed their net book value.

Other expense (income), net

For the nine months ended September 30, 2024, other expense (income), net totaled $0.3 million, an increase of $0.4 million from the comparable period in 2023. The increase in other expense (income), net is primarily due to an impairment of a litigation receivable of $0.9 million determined to be unrealizable as a result of the counterparty's bankruptcy proceedings.

Income (expense) from investments

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2024 and 2023
For the nine months ended September 30, 2024, expense from investments totaled $1.0 million compared to income from investments of $0.4 million for the nine months ended September 30, 2023. The change is primarily due to impairments of $1.4 million recognized on our debt investment, reflecting an other-than-temporary impairment in fair value during the period.

Interest expense, net

For the nine months ended September 30, 2024, net interest expense totaled $0.6 million compared to interest income of $0.2 million for the nine months ended September 30, 2023. The increase in net interest expense is primarily due to outstanding borrowings as a result of debt issued to fund acquisitions. However, with continued debt repayments, we expect a reduction in quarterly net interest expense for the remainder of 2024.

Provision for income taxes

For the nine months ended September 30, 2024, the provision for income taxes was a $2.9 million expense, compared to $2.5 million during the comparable period in 2023. The resulting increase in the overall effective tax rate as a percentage of pre-tax income was due to the impact of discrete tax benefits associated with stock-based compensation between periods. Our annual estimated effective tax rate for 2024 is 30.3%.

Net income

For the nine months ended September 30, 2024, net income was $7.0 million, an increase of $0.2 million (or 3.2%) from the comparable period in 2023. Net income as a percentage of revenue decreased from 5.1% for the nine months ended September 30, 2023 to 4.3% for the nine months ended September 30, 2024, primarily due to non-operating fair value impairments of a debt investment and outstanding litigation funds receivable.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2024 and 2023

Non-GAAP Financial Measures

The Company uses Adjusted EBITDA, which is a financial measure that is not prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Management believes Adjusted EBITDA provides helpful information with respect to the Company’s operating performance as viewed by management, including a view of the Company’s business that is not dependent on the impact of the Company’s capitalization structure and items that are not part of the Company’s day-to-day operations. Management uses Adjusted EBITDA (i) to compare the Company’s operating performance on a consistent basis, (ii) to calculate incentive compensation for the Company’s employees, (iii) for planning purposes, including the preparation of the Company’s internal annual operating budget, and (iv) to evaluate the performance and effectiveness of the Company’s operational strategies. Accordingly, management believes that Adjusted EBITDA provides useful information in understanding and evaluating the Company’s operating performance in the same manner as management. It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to revenue or net income, as applicable, or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of the Company's liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. In calculating Adjusted EBITDA, certain items (mostly non-cash) are excluded from net income including depreciation and amortization of capitalized assets, net interest expense (income), stock based compensation, transaction costs, impairment of assets, and taxes.

The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Net income attributable to Viemed Healthcare, Inc.	$3,878	$1,468	$1,603	$3,477	$2,919	$2,330	$1,517	$2,438
Add back:
Depreciation & amortization	6,408	6,309	6,285	5,918	5,975	5,207	4,762	4,373
Interest expense (income)	225	254	150	256	237	(20)	(49)	32
Stock-based compensation(a)	1,712	1,620	1,432	1,534	1,453	1,471	1,391	1,317
Transaction costs(b)	12	221	110	61	177	94	206	—
Impairment of assets(c)	125	2,173	—	—	—	—	—	—
Income tax expense	1,594	768	518	1,599	1,320	728	501	1,146
Adjusted EBITDA	$13,954	$12,813	$10,098	$12,845	$12,081	$9,810	$8,328	$9,306

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

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2024 and 2023
Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2024 was $11.3 million, compared to $12.8 million at December 31, 2023. Typically, our principal source of liquidity is the collection of our patient accounts receivable. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness. Based on our current plan of operations, we believe cash and cash equivalents, when combined with expected cash flows from operations and amounts available under our 2022 Senior Credit Facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company has also historically utilized short term financing arrangements with suppliers that could be extended over a longer term if there was a need for additional liquidity.

The Company had historically utilized Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to certain non-Medicare payors for reimbursement. UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. Although this incident did not impact our day-to-day operations or patient care delivery, it did cause delays in submitting patient claims to certain payors. By the end of the second quarter of 2024, the Company had replaced Change Healthcare as its clearinghouse and resumed claims submissions using alternative platforms for all claims. However, the delayed claims submissions resulted in a temporary reduction of our operating cash flow and an increase to our accounts receivable during the nine months ended September 30, 2024.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Net Cash provided by (used in):
Operating activities	$24,102	$31,928
Investing activities	(21,501)	(44,620)
Financing activities	(4,093)	5,856
Net decrease in cash and cash equivalents	$(1,492)	$(6,836)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2024 was $24.1 million, resulting from net income of $7.0 million, increased by net income adjustments of $20.8 million and offset by an increase in non-cash working capital of $3.7 million. The net income adjustments primarily consisted of $19.0 million of depreciation and amortization, $4.8 million of stock-based compensation, a $3.5 million change in deferred tax asset, and an impairment loss on debt investment of $1.3 million. The primary change in non-cash working capital was an increase in net accounts receivable of $8.2 million, partially offset by an increase in accrued liabilities of $2.4 million.

Net cash provided by operating activities during the nine months ended September 30, 2023 was $31.9 million, resulting from net income of $6.8 million, increased by net income adjustments of $20.1 million and a change in net working capital of $5.1 million. The net income adjustments primarily consisted of $15.9 million of depreciation and amortization, $4.3 million of stock-based compensation, $0.8 million of distributions from equity method investments, and a $0.8 million change in deferred tax asset. The primary changes in working capital were an increase in accrued liabilities of $4.1 million and a decrease in other assets of $1.2 million, offset by an increase in net accounts receivable of $0.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 was $21.5 million. Net cash used for capital expenditures during the period was $18.5 million and consisted of $25.9 million of purchases of property and equipment, offset by $7.4 million of sales proceeds from the disposal of property and equipment. Net cash used for capital expenditures represents a $2.5 million, or 15.4%, increase year over year. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Net cash used in investing activities also included $3.0 million of net cash paid for the acquisition of HomeMed.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2024 and 2023
Net cash used in investing activities during the nine months ended September 30, 2023 was $44.6 million, primarily due to the net cash paid for the acquisition of HMP of $28.6 million. Net cash used for capital expenditures during the period was $16.0 million and consisted of $18.2 million of purchases of property and equipment, offset by $2.1 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients.

Net Cash Provided by (used in) Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2024 was $4.1 million. For the nine months ended September 30, 2024, proceeds from the 2022 Revolving Credit Facility (as defined below) were $3.0 million, which was used to fund the HomeMed acquisition. Subsequent to the HomeMed acquisition, principal payments on the 2022 Revolving Credit Facility were $5.0 million. Principal payments on the 2022 Term Loan Facility (as defined below) were $0.2 million. Additionally, principal payments on acquired loans were $0.8 million during the nine months ended September 30, 2024. The Company acquired and cancelled 142,489 common shares at a cost of $1.1 million to satisfy employee income tax withholding associated with RSUs vestings while proceeds from the exercise of options during the nine months ended September 30, 2024 were $0.4 million.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $5.9 million. For the nine months ended September 30, 2023, proceeds from the 2022 Term Loan Facility (as defined below) were $5.0 million and proceeds from the 2022 Revolving Credit Facility (as defined below) were $8.0 million, which were used to partially fund the cash acquisition of HMP. Subsequent to the acquisition of HMP, principal payments on the 2022 Revolving Credit Facility were $4.0 million. Additionally, principal payments on acquired revolving and term loans were $3.8 million during the nine months ended September 30, 2023. The Company acquired and cancelled 75,235 common shares at a cost of $0.6 million to satisfy employee income tax withholding associated with RSUs vestings while proceeds from the exercise of options during the nine months ended September 30, 2024 were $1.2 million.

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

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility were $4.7 million as of September 30, 2024. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of September 30, 2024.

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
September 30, 2024 and 2023
for any fiscal quarter ending on and after March 31, 2025, 2.50 to 1.0, subject to certain adjustments following a material acquisition.

•Consolidated Fixed Charge Coverage Ratio (defined generally as (a) adjusted EBITDA minus capital expenditures minus cash taxes to (b) the sum of scheduled principal payments plus cash interest expense plus restricted payments) of not less than 1.25:1.0.

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at September 30, 2024.

Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, the repayment of debt, funding of acquisitions, operations, and other working capital requirements. Our contractual obligations primarily relate to the repayment of existing debt and contractual obligations for operating and finance leases. The following table presents our material contractual obligations and commitments to make future payments as of September 30, 2024:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$1,172	$4,898
Lease Obligations	1,000	2,234
Total	$2,172	$7,132

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after September 30, 2024. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $358,000 and $316,000 for the three months ended September 30, 2024 and 2023, respectively, and $1,230,000 and $1,050,000 for the nine months ended September 30, 2024 and 2023, respectively.

Off balance sheet arrangements

The Company has no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its results of operations or financial condition.

VIEMED HEALTHCARE, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
(Tabular amounts expressed in thousands of US Dollars, except per share amounts)
September 30, 2024 and 2023
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
September 30, 2024 and 2023
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to fluctuations in interest rates from borrowings under the 2022 Senior Credit Facilities. The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%. Outstanding borrowings subject to interest rate fluctuations under the 2022 Term Loan Facility were $4.7 million as of September 30, 2024. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of September 30, 2024. Based on our outstanding borrowings, an immediate 100 basis point change in interest rates would not have a material effect on our net income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

VIEMED HEALTHCARE, INC.
September 30, 2024 and 2023
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

We will no longer qualify as an “emerging growth company” as of December 31, 2024 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies, subject to certain grace periods.

We are currently an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. In addition, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

We will no longer qualify as an “emerging growth company” as of December 31, 2024, which the last day of the fiscal year following the fifth anniversary of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act. As a result, subject to certain grace periods, we will be required to:

•engage an independent registered public accounting firm to provide an attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•submit certain executive compensation matters to stockholder advisory votes; and

•disclose a compensation discussion and analysis, including disclosure regarding certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

We will no longer able to take advantage of cost savings associated with the JOBS Act. Furthermore, if the additional requirements applicable to non-emerging growth companies divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Furthermore, if we are unable to satisfy our obligations as a non-emerging growth company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

As a result of our loss of “emerging growth company” status, it is possible that investors will find our common stock less attractive in light of the fact that we have relied on certain of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

VIEMED HEALTHCARE, INC.
September 30, 2024 and 2023
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

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

VIEMED HEALTHCARE, INC.
September 30, 2024 and 2023

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
September 30, 2024 and 2023
SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: November 6, 2024

Page 44