Form 10-K
period 2024-12-31
VIEMED HEALTHCARE, INC.
filed 2025-03-10
CIK 1729149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant computed as of June 28, 2024 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the common shares on the Nasdaq Stock Market was $203,479,883.

As of February 18, 2025, there were 39,521,618 common shares of the registrant outstanding.

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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and the other documents we file with the Securities and Exchange Commission (the “SEC”) and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which the we operate; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; the state of the capital markets; the availability of funds and resources to pursue operations; inflation; reductions in reimbursement rates and audits of reimbursement claims by various governmental and private payor entities; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

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

Viemed’s primary objective is to focus on the organic growth of the business and thereby solidify its position as one of the United States' largest providers of in-home therapy for patients suffering from respiratory diseases. Viemed's respiratory care programs are designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Viemed's services include respiratory disease management (through the rental of various HME devices), neuromuscular care, in-home sleep testing and sleep apnea treatment, oxygen therapy, the sale of associated supplies, and healthcare staffing services.

Viemed expects to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. The Company currently serves patients in all 50 states of the United States. Viemed anticipates expanding its workforce of respiratory therapists ("RTs") to support the Company's growth and ensure the high service model is maintained in the home. As of December 31, 2024, we employed 404 licensed RTs, representing approximately 34% of our company-wide employee count. Beyond fulfilling its internal staffing needs, Viemed also provides healthcare staffing and recruitment services, offering tailored workforce solutions to external healthcare institutions and partners seeking qualified clinical professionals.

By focusing overhead costs on personnel that service the patient rather than physical location costs, Viemed anticipates continuing to efficiently scale its business in territories that are currently not being effectively serviced. The continued trend of servicing patients in the home rather than in hospitals is aligned with Viemed’s business objectives and management anticipates that this trend will continue to offer growth opportunities for the Company. Viemed expects to continue to be a solution to the rising health costs in the United States by offering more cost-effective, home-based solutions while increasing the quality of life for patients fighting serious respiratory diseases.

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

•Healthcare staffing: Viemed provides healthcare staffing and recruitment services to supplement the workforce needs of third-party healthcare facilities by utilizing its network of healthcare professionals.

While Viemed plans to continue investigating and introducing new complementary products and services and further expanding the coverage of existing products, home ventilation (both invasive and non-invasive) is expected to continue to represent the majority of Viemed’s revenue.

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

The Centers for Medicare and Medicaid Services (“CMS”) Medicare National Coverage Determinations Manual stipulates that ventilators are covered for the treatment of conditions associated with neuromuscular diseases, thoracic restrictive diseases, and chronic respiratory failure consequent to chronic obstructive pulmonary disease. Ventilators are also included in Medicare’s Frequently & Substantially Serviced payment category and are reimbursed under the Healthcare Common Procedure Coding System (“HCPCS”) codes E0465 (invasive ventilation), E0466 (non-invasive ventilation), E0467 (multi-function ventilation) and E0468 (dual-function ventilation).

Viemed’s patients are served by RTs who are each licensed members of the American Association for Respiratory Care (“AARC”). The RT licensure and AARC membership ensure that Viemed is able to provide patients with in-home respiratory care services, equipment setup, training, and on-call services with state-of-the-art clinical protocols. Additionally, Viemed’s Chief Medical Officer, Dr. William Frazier, is a board-certified pulmonary disease specialist and oversees clinical protocols.

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

Centers for Medicare and Medicaid Services

CMS requires providers of products or services to attain and maintain accreditation in order to participate in federally funded healthcare programs. To attain and maintain accreditation, companies are required to institute policies and procedures that, among other things, formalize the interaction of the company with patients. Accrediting bodies that are approved by CMS will perform audits of these policies and procedures every three years. Should a company fall out of compliance with the requirements of the accrediting body, expulsion from the Medicare program could follow. In December 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our solutions. Our Medicare accreditation must be renewed every three years through passage of an on-site inspection. We last renewed our accreditation with Medicare in August 2024. Maintaining our accreditation and Medicare enrollment requires that we comply with numerous business and customer support standards. If we are found to be out of compliance with accreditation standards, our enrollment status in the Medicare program could be jeopardized, up to and including termination.

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

Although we believe that we are in compliance with the Federal False Claims Act as well as the Civil Monetary Penalties Law, if we are found in violation of the same, we could be subject to various liabilities and penalties, including fines ranging from $14,308 to $28,619 for each false claim in violation of the Federal False Claims Act (effective 2025, and subject to annual adjustments for inflation) and varying amounts based on the type of violation of the Civil Monetary Penalties Law, plus up to three times the amount of damages that the federal government sustained because of the act of that person. In addition, the federal government may also seek exclusion from participation in all federal healthcare programs.

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

Two principal governmental third-party payors in the United States are Medicare and Medicaid. Medicare is a federal program that provides certain medical insurance benefits to persons aged 65 and over, certain disabled persons and others. In contrast, Medicaid is a medical assistance program jointly funded by federal and state governments to serve certain individuals and families with low incomes and who meet other eligibility requirements. Each state administers its own Medicaid program which determines the benefits made available to the Medicaid recipients in that state. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.

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

With respect to our ventilator products, an NCD for the DME Reference List, which has been effective since April 1, 2003, indicates that ventilators, including our products, are covered for the treatment of neuromuscular diseases, thoracic restrictive diseases, and chronic respiratory failure consequent to chronic obstructive pulmonary disease. While the NCD for the DME Reference List has been updated, no separate NCD has been issued for ventilators. On September 11, 2024, CMS initiated a national coverage analysis (NCA) for noninvasive positive pressure ventilation (NIPPV) in the home for treating chronic respiratory failure (CRF) due to COPD. A decision is anticipated in 2025, though delays are possible. We have actively participated in the coverage analysis process, including submitting a comment letter to CMS, and will continue to engage with CMS, HHS, and Congress on ventilator coverage issues. A new NCD that clearly defines the medical necessity criteria for ventilator devices could significantly impact our business.

Monthly rental revenue from ventilators represented approximately 56% and 59%, respectively, of revenue for 2024 and 2023. Medicare Administrative Contractors responsible for processing durable medical equipment claims have issued LCDs for Respiratory Assist Devices (“RADs”) which contain language describing an overlap in conditions used to determine coverage for RADs and ventilator devices. These LCDs state that the treatment plan for any individual patient, including the determination to use a ventilator or a BiPAP, may vary and will be made based upon the specifics of each individual beneficiary’s medical condition. Due to this variability, determinations of coverage for our ventilator products are subject to scrutiny of individual medical records and claims. Revenues from Medicare and Medicaid accounted for 43% and 46%, respectively, of revenue for the years ended December 31, 2024 and 2023.

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

Page	12

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

Significant Customers

For the years ended December 31, 2024 and 2023, Viemed had no customers that accounted for 10% or more of its consolidated revenue streams.

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

Employees

At December 31, 2024, Viemed had 1,179 permanent employees, in addition to temporary employees and independent contractors engaged through the Company's healthcare staffing and recruitment services to supplement the workforce needs of third-party healthcare facilities.

Viemed's human capital resources are a critical component of its business strategy. The Company focuses on several key human capital measures and objectives to manage its workforce effectively, including:

•Development: Viemed invests in continuous training and professional development programs to enhance the skills and knowledge of its employees.

•Recruiting: The Company implements competitive compensation packages and benefits to recruit top talent in the healthcare industry.

•Retention: Viemed prioritizes employee satisfaction and engagement through various initiatives, such as wellness programs, career advancement opportunities, and a supportive work environment.

These measures ensure that Viemed can maintain a high service model in the home and continue to grow its business efficiently.

Page	13

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

Reimbursement for our services primarily comes from governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies, and our ability to sell our products and services depends in large part on the extent to which coverage and adequate reimbursement for our products and services are and will continue to be available. The reimbursement rates offered are outside of our control. The CARES Act previously introduced a blended rate for HME furnished in non-rural or contiguous non-competitive bidding areas that is based on 75% of the adjusted fee schedule amount and 25% of the unadjusted fee schedule amount. The 75/25 blended Medicare reimbursement rate expired on December 31, 2023. Efforts to extend the blended rate through H.R. 5555 and S. 1294 gained strong bipartisan support and advanced through key congressional committees. However, these provisions were ultimately excluded from the legislative package passed at the end of the 118th Congress. As a result, reimbursement rates for affected products have reverted to rates in place prior to the implementation of the 75/25 blend, adjusted for inflation, leading to lower reimbursement levels in certain markets where we operate. Industry stakeholders, including leading advocacy organizations, continue to push for legislative relief in the 119th Congress. Given that the most recent government funding package extends only through March 14, 2025, future opportunities may arise to reintroduce Medicare reimbursement relief as part of broader healthcare negotiations. However, there is no certainty that such efforts will succeed, or that reimbursement rates will be restored to previous levels.

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

We require the timely delivery of a sufficient supply of equipment we use to perform our home treatment of patients. Our dependence on third-party suppliers involves several additional risks, including limited control over pricing, availability, quality and delivery schedules. In the coming months and/or years, limitations on control over pricing and limited availability of materials may create uncertainty if the new Presidential administration proceeds with implementing tariffs that apply to U.S. trading partners. Historically medical equipment has been exempted from tariffs, but it is unclear if that will continue to be the case. To the extent

Page	14

tariffs create challenges on sourcing medical equipment from foreign manufacturers, we can attempt to source equipment from domestic manufacturers when practicable. In addition, there are a limited number of manufacturers of the equipment used for home treatment of patients with ventilation respiratory therapy, which has been further exacerbated by Philips Respironics' January 2024 decision to discontinue of many of its respiratory products. Dependence on only a few manufacturers presents risks that suppliers may not be able to provide or adequately provide sufficient equipment to satisfy demand. Demand may also outstrip supply, leading to equipment shortages that could adversely affect our operations. Inadequate supply could also impair our ability to attract new business and could create upward pricing pressure on equipment and supplies, adversely affecting our margins. Conversely, incorrect demand forecasting could lead to excess inventory, which we may not be able to sell. If we fail to achieve certain volume of sales, prices of ventilators may increase, leading to reduced revenue and profitability. The industry is subject to a high level of regulatory scrutiny, and government or manufacturer recalls could adversely affect our ability to provide products and services and achieve revenue targets. Additionally, the market for financing ventilators and other supplies we need could be more difficult in the future.

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

Page	15

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

Our business is subject to a number of risks and hazards generally. Such occurrences could result in damage to property, inventory or facilities, personal injury or death, damage to our properties or the properties of others, monetary losses and possible legal liability. We may be subject to product liability and medical malpractice claims, which may adversely affect our operations. Our industry is highly regulated, and may be subject to regulatory scrutiny for violations of regulations and laws. We could be adversely affected by the time and cost involved with regulatory investigations even if we have operated in compliance with all laws. Investigations could also adversely affect the timely payment of receivables.

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

The integration of artificial intelligence (AI) technologies may introduce operational risks and challenges.

While AI technologies, including machine learning and generative AI, offer substantial benefits such as improved efficiency, innovation, and decision-making, they also present several risks. These include the potential for unintended or biased outcomes, which could lead to operational disruptions, legal liabilities, or damage to our reputation. The rapid pace of AI development, coupled with the current absence of comprehensive regulatory frameworks, exacerbates these risks. Furthermore, the misuse or malfunction of AI systems could attract regulatory scrutiny, resulting in potential fines or penalties. Additionally, competitors who more effectively harness AI may gain a strategic advantage, further impacting our market position. Failure to effectively mitigate these risks may have an adverse effect on our operations and long-term growth.

Disruptions in the credit and financial markets may have an adverse impact on our ability to obtain capital and financing for our operations.

Market events and conditions, including disruptions in the international credit markets and other financial systems and the deterioration of global economic conditions, could impede our access to capital or increase the cost of capital. These disruptions

Page	16

could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Access to additional capital may not be available to us on terms acceptable to us, or at all.

Our strategic growth plan, which involves the acquisition of other businesses, may not succeed.

Our strategic growth plan calls for significant growth in our business over the next several years through an increase in our density in select markets where we are established as well as the expansion of our geographic footprint into new markets. This growth would place (and has placed) significant demands on our management team, systems, internal controls and financial and professional resources. As a result, we could be required to incur (and have incurred) expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. If we are unable to effectively manage growth, our financial results could be adversely impacted. Our strategic growth plan contemplates continued growth from future acquisitions of home medical equipment and service providers. We may face increased competition for attractive acquisition candidates, which may limit the number of acquisition opportunities available to us or lead to the payment of higher prices for acquisitions. Without successful acquisitions, our future growth rate could decline. In addition, we cannot guarantee that any future acquisitions, if consummated, will result in further growth.

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

Risks Relating to Government Regulation

Healthcare reform legislation and/or executive action may affect our business.

Healthcare reform laws significantly affect the U.S. healthcare services industry. In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare and Medicaid programs. See “Business–Government Regulation” in Item 1 for more information. The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible, to predict. Additionally, the new Presidential administration has begun its term with actions aimed at reforming government, including reductions in size and funding for many executive agencies. It is extremely difficult, if not impossible, to predict whether such actions will target HHS and/or CMS, how they may do so, whether they will be challenged in court, and what the consequences may be for the agencies and for health care providers. The impact of legislative reform and/or executive action may be material to our business, financial condition or results of operations.

We are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could suffer severe criminal or civil sanctions or be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results.

Page	17

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

Page	18

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

There are delays in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services. Delays may result from changes by third-party payors to data submission requirements or requests by fiscal intermediaries for additional data or documentation, among other issues. If we or other providers involved in claims submission reimbursement processes have information system problems or issues that arise with Medicare or Medicaid or private health insurers, we may encounter delays in our payment cycle. Such timing delays may cause working capital shortages. For example, the replacement in 2024 of our prior claims submissions clearinghouse due to a cybersecurity incident impacting the clearinghouse has resulted in delayed claims submissions and in a temporary reduction of our operating cash flow and an increase to our accounts receivable. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. System problems, Medicare or Medicaid issues or industry trends may extend our collection period, adversely impact our working capital. Our working capital management procedures may not successfully negate this risk. There are often timing delays when attempting to collect funds from Medicaid programs. Delays in receiving reimbursement or payments from these programs may adversely impact our working capital.

We depend in part upon reimbursement by third-party payors.

A substantial portion of our revenues are derived from private and governmental third-party payors. In 2024, approximately 57% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 43% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect our profitability. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. Additionally, from time to time our contracts with payors are

Page	19

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

In 2019, CMS announced the inclusion of non-invasive ventilator products on the list of products subject to the competitive bidding program in Round 2021 which covers the period of January 1, 2021 through December 31, 2023. Rental revenue from ventilator products represents a significant portion of our revenue (approximately 56% of total revenue in 2024). On March 9, 2020, CMS announced that due to the COVID-19 pandemic, the United States President’s exercise of the Defense Production Act, public concern regarding access to ventilators, and the non-invasive ventilators product category being new to the competitive bidding program, non-invasive ventilators were removed as a product category from Round 2021. On October 27, 2020, CMS announced that it had removed 13 of the 15 remaining product categories from Round 2021, including oxygen and PAP devices, because the payment amounts did not achieve expected savings. As a result of these announcements, we retain the ability to continue to furnish non-invasive ventilators and oxygen and PAP devices for all of our Medicare accredited areas. The current Round 2021 contracts expired on December 31, 2023 and CMS has not announced a new round of competitive bidding. Historically, CMS announces new rounds of competitive bidding and starts the process approximately 18 months prior to the contract start date. We cannot predict at this time the full impact the competitive bidding program and the developments in the competitive bidding program will have on our business and financial condition. In addition, we cannot assure you that non-invasive ventilators and oxygen and PAP devices will not be included on the list of products subject to the competitive bidding program in the future. If changes are made to the competitive program in the future, it could affect our reimbursement and revenue.

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

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits and impose higher plan costs on beneficiaries. More than one half of Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2024; a figure that continues to grow. Similarly, enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources.

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

Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2024 or be subject to an annual penalty.

Page	23

Risks Related to our Common Shares

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

We must maintain effective disclosure controls and procedures. Further, as we are no longer an emerging growth company, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we fail to maintain effective controls, investors may lose confidence in our operating results, the price of our common shares could decline and we may be subject to litigation or regulatory enforcement actions.

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

Your ability to sell or purchase our common shares depends upon the existence of an active trading market for our common shares. Additionally, a fair valuation of the purchase or sales price of our common shares also depends upon an active trading market, and thus the price you receive for a thinly traded stock may not reflect its true value. A limited trading market for common shares may cause fluctuations in the market value of those common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

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

Page	24

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

As a U.S. public reporting company, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on U.S. public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We may have to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a U.S. public reporting company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We no longer qualify as a “smaller reporting company” or an "emerging growth company" which may increase our costs and demands on management.

As of June 30, 2023, we determined that we no longer qualify as a “smaller reporting company”, and we became subject to expanded disclosure requirements, subject to certain exemptions and relief that was applicable to emerging growth companies, beginning with our Quarterly Report on Form 10-Q for the period ended March 31, 2024.

Additionally, we ceased to qualify as an “emerging growth company” on December 31, 2024. While we qualified as an emerging growth company, we elected to use the extended transition period under the Jumpstart Our Business Startups Act of 2012 to delay the adoption of new or revised accounting standards until those standards were applicable to private companies. As a result, our historical financial statements may not be comparable to those of companies that fully adopted public company accounting standards on the standard effective dates.

As a result of our ceasing to qualify as an emerging growth company, we are no longer able to take advantage of certain exemptions and relief from disclosure and other requirements that are otherwise applicable generally to SEC reporting companies. Specifically, we are now required to:

• Provide an auditor attestation of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

• Provide audited financial statements for three fiscal years (rather than two);

• Comply with requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

• Comply with increased executive compensation disclosure obligations; and

• Comply with the requirements on “say-on-pay” and “say-on-frequency” shareholder votes, shareholder approval of golden parachute compensation and pay ratio disclosure.

The loss of smaller reporting company and emerging growth statuses and compliance with such larger company disclosure obligations may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote additional time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our common shares could decline and

Page	25

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

We strive to improve our information technology systems continually, and we prioritize enhancing our defenses through employee awareness training, specifically targeting areas such as phishing, malware, and other cyber risks. To reinforce our cybersecurity posture, we enlist independent consultants, third-party experts, and service providers to assist in the establishment and enhancement of our cybersecurity program. Regular tabletop exercises, conducted at least annually, test the effectiveness of our processes, with senior management actively participating. Valuable insights gained from these exercises are incorporated to refine and bolster our cybersecurity measures.

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

Our information systems management team, comprising the Chief Information Officer (CIO), Chief Technology Officer (CTO), and Chief Information Security Officer (CISO), collectively possesses over 50 years of extensive experience in information technology and cybersecurity. Prior to their current roles with the Company, our CIO, CTO, and CISO held various information technology and cybersecurity positions with other healthcare services and healthcare technology companies. They have collectively obtained various industry-recognized certifications, including the Certified Security Compliance Specialist, Certified Cyber Security Architect, and Certified HIPAA Professional designations. The CISO holds the position of the Information Security Officer and directs cybersecurity operations. To enhance governance and oversight, we have established a Security Oversight Committee, chaired by the Information Security Officer and joined by key stakeholders such as our Chief Information Officer and General Counsel. This committee convenes regularly, typically on a semi-monthly basis, to foster alignment and cooperation on security-related issues.

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

Item 2. Properties

We own our headquarters, consisting of approximately 77,000 square feet, which is located on an approximately 8.2-acre parcel in Lafayette, Louisiana. We also own and occupy a 16,000 square foot office building and a 16,000 square foot climate-controlled warehouse located in Lafayette, Louisiana. We believe that our facilities are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased on commercially reasonable terms to accommodate any future growth.

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

Shareholders

We had thirteen shareholders of record as of February 14, 2025. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

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

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended.

The following graph compares the total cumulative return on funds invested in Common Shares of the Corporation, compared to the total cumulative return of (i) the cumulative total return of the Russell 2000 Index and (ii) the cumulative total return of the S&P Healthcare Services Select Industry Index, in each case, for the period from December 31, 2019 to December 31, 2024:

200
175
150
125
100
75
50
Value of $100 Investment
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
Viemed Healthcare, Inc.
Russell 2000 Index
S&P Healthcare Services Select Industry Index

Page	29

	Dec 31, 2019	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023	Dec 31, 2024
Viemed Healthcare, Inc.	$100	$125	$84	$122	$127	$129
Russell 2000 Index	$100	$118	$135	$106	$121	$140
S&P Healthcare Services Select Industry Index	$100	$133	$146	$116	$122	$123

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Page	30

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

Discussion in this Form 10-K includes results of operations and financial condition for 2024 and 2023 and year-over-year comparisons between 2024 and 2023. For discussion on results of operations and financial condition pertaining to 2022 and year-over-year comparisons between 2023 and 2022, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

General Matters

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms the "Company," "we," "us" and "our" refer to Viemed Healthcare, Inc. and subsidiaries in which it has a controlling financial interest.

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

Overview

We provide an array of home medical equipment, services and supplies, specializing in post-acute respiratory care services in the United States. Our primary objective is to focus on the organic growth of the business and thereby solidify our position as one of the United States’ largest providers of in-home therapy for patients suffering from respiratory diseases. Our respiratory care programs are designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Our services include respiratory disease management (through the rental of various HME devices), neuromuscular care, in-home sleep testing and sleep apnea treatment, oxygen therapy, the sale of associated supplies, and healthcare staffing services.

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 55.6% and 59.2% of our revenue for the years ended December 31, 2024 and 2023, respectively. We combine the benefits of home ventilation support with licensed RTs to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost-efficient launch that reduces location expenses. We currently serve patients in all 50 states. Viemed anticipates expanding its workforce of RTs to support the Company's growth and ensure the high service model is maintained in the home. As of December 31, 2024, we employed 404 licensed RTs, representing approximately 34% of our company-wide employee count. Beyond fulfilling its internal staffing needs, Viemed also provides healthcare staffing and recruitment services, offering tailored workforce solutions to external healthcare institutions and partners seeking qualified clinical professionals.

By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in territories that are currently not being effectively serviced. The continued trend of servicing patients in the home rather than in hospitals is aligned with our business objective and we anticipate that this trend will continue to offer growth opportunities for us. We expect to continue to be a solution to the rising health care costs in the United States by offering more cost-effective, home-based solutions while increasing the quality of life for patients fighting serious respiratory diseases.

For the year ended December 31, 2024, we generated revenues of $224.3 million and had net income of $11.4 million, compared to revenues of $183.0 million and net income of $10.2 million for the year ended December 31, 2023. Net revenue increased $41.2 million (or 22.5%) from the comparable period in 2023. Revenue derived from the rental and sale of home medical equipment represented a combined 91.0% and 94.2%, respectively, of Viemed’s 2024 and 2023 revenue.

Page	31

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

In its 2025 DMEPOS Fee Schedule, CMS announced the fee schedule adjustment based on the annual change to the Consumer Pricing Index for all urban areas. Items that were subject to the competitive bidding program in former competitive bidding areas will receive a 2.9% reimbursement rate increase. Items that were subject to the competitive bidding program in non-competitive bidding areas received a 3.0% reimbursement rate increase. Items not subject to the competitive bidding program received a 2.4% reimbursement rate increase.

Future volatility in general price inflation and its impact on material availability, shipping, warehousing, and operational overhead could further impact financial results. Viemed attempts to address these pressures through its inflation-linked reimbursement contracts, negotiation, leveraging its purchasing power and embracing technology, such as its proprietary clinical management platform.

Page	32

The below table highlights summary financial and operational metrics for the last eight quarters (expressed in thousands of U.S. Dollars, except operational information).

For the quarter ended	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Financial Information:
Revenue	$60,695	$58,004	$54,965	$50,593	$50,739	$49,402	$43,311	$39,556
Gross Profit	$36,138	$34,371	$32,892	$29,802	$32,111	$30,562	$26,106	$24,004
Gross Profit %	60%	59%	60%	59%	63%	62%	60%	61%
Net Income attributable to Viemed Healthcare, Inc.	$4,316	$3,878	$1,468	$1,603	$3,477	$2,919	$2,330	$1,517
Cash and Cash Equivalents (As of)	$17,540	$11,347	$8,807	$7,309	$12,839	$10,078	$10,224	$23,544
Total Assets (As of)	$177,069	$169,526	$163,947	$154,875	$154,895	$149,400	$149,117	$124,634
Adjusted EBITDA(1)	$14,242	$13,954	$12,813	$10,098	$12,845	$12,081	$9,810	$8,328
Operational Information:
Vent Patients(2)	11,795	11,374	10,905	10,450	10,327	10,244	10,005	9,337
PAP Therapy Patients(3)	21,338	19,478	17,349	15,726	14,900	14,788	13,313	8,097
Sleep Resupply Patients(4)	24,478	22,143	20,185	18,904	18,902	18,544	12,572	7,279
(1) Refer to "Non-GAAP Financial Measures" section below for definition of Adjusted EBITDA.
(2) Vent Patients represents the number of active ventilator patients on recurring billing service at the end of each calendar quarter.
(3) PAP Therapy Patients represents the number of distinct patients billed for PAP therapy services during each calendar quarter.
(4) Sleep Resupply Patients represents the number of distinct patients who received supplies through our sleep resupply program during each calendar quarter.

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

Accounts Receivable

Accounts receivable are recorded based upon contractually agreed-upon rates, reduced by estimated adjustments for variable consideration for implicit price concessions related to sales revenues and estimated probable losses related to rental revenues. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record revenues and accounts receivable net of these adjustments. Management’s evaluation takes into consideration such factors as historical realization data, including current and historical cash collections, accounts receivable aging trends, other operating trends and relevant business conditions.

Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. It is possible that management’s estimates could change, which could have an impact on operations and cash flows. Specifically, the complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. If the payment amount received differs from the estimated amount, an adjustment is made in the period that these payment differences are determined.

Page	33

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023:

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	% of Total Revenue	2023	% of Total Revenue	$ Change	% Change
Revenue	$224,257	100.0%	$183,008	100.0%	$41,249	22.5%
Cost of revenue	91,054	40.6%	70,225	38.4%	20,829	29.7%
Gross profit	133,203	59.4%	112,783	61.6%	20,420	18.1%
Selling, general and administrative	106,199	47.4%	87,884	48.0%	18,315	20.8%
Research and development	3,068	1.3%	2,782	1.5%	286	10.3%
Stock-based compensation	6,285	2.8%	5,849	3.2%	436	7.5%
Depreciation and amortization	1,483	0.6%	1,391	0.8%	92	6.6%
Loss (gain) on disposal of property and equipment	(1,905)	(0.8)%	645	0.4%	(2,550)	(395.3)%
Other expense (income), net	173	0.1%	(98)	(0.1)%	271	(276.5)%
Income from operations	17,900	8.0%	14,330	7.8%	3,570	24.9%
Non-operating income and expenses
Income (expense) from investments	(954)	(0.4)%	485	0.3%	(1,439)	(296.7)%
Interest expense, net	(776)	(0.4)%	(424)	(0.2)%	(352)	83.0%
Net income before taxes	16,170	7.2%	14,391	7.9%	1,779	12.4%
Provision for income taxes	4,761	2.1%	4,148	2.3%	613	14.8%
Net income	$11,409	5.1%	$10,243	5.6%	$1,166	11.4%
Net income attributable to noncontrolling interest	144	0.1%	—	—%	144	NM
Net income attributable to Viemed Healthcare, Inc.	$11,265	5.0%	$10,243	5.6%	$1,022	10.0%

Revenue

The following table summarizes our revenue for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	% of Total Revenue	2023	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$124,577	55.6%	$108,258	59.2%	$16,319	15.1%
Other home medical equipment rentals	48,651	21.7%	38,315	20.9%	10,336	27.0%
Net revenue from sales and services
Equipment and supply sales	30,896	13.7%	25,770	14.1%	5,126	19.9%
Service revenues	20,133	9.0%	10,665	5.8%	9,468	88.8%
Total net revenue	$224,257	100.0%	$183,008	100.0%	$41,249	22.5%

For the year ended December 31, 2024, revenue totaled $224.3 million, an increase of $41.2 million (or 22.5%) from the comparable period in 2023. The primary driver of this growth was our ventilator rental revenue, which increased by $16.3 million (or 15.1%) due to higher patient volumes associated with strong demand for ventilation services. Additionally, rental revenue from other Home Medical Equipment (HME) increased by $10.3 million (or 27.0%) due to an expanding patient base, robust demand for Positive Airway Pressure (PAP) therapy, oxygen therapy, and percussion vest services. Equipment and supply sales grew by $5.1 million (or 19.9%) largely attributable to the success of our sleep resupply program, which was further enhanced by the integration of resupply programs from acquisitions. Furthermore, services revenue experienced an increase of $9.5 million (or 88.8%), primarily due to the growth of healthcare staffing offerings.

While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales, as well as our healthcare staffing offerings, is contributing to the diversity of our overall revenue mix. As we continue to expand geographically into new territories and further expand our presence in our existing territories, we expect continued growth in our active ventilator patient base and other home medical offerings.

Page	34

Cost of Revenue and Gross Profit

For the year ended December 31, 2024, cost of revenue totaled $91.1 million, an increase of $20.8 million (or 29.7%) from the comparable period in 2023. Gross profit percentage decreased from approximately 61.6% to approximately 59.4% from the year ended December 31, 2023 to the year ended December 31, 2024, respectively. The decrease in gross profit percentage is primarily due to migration of the revenue mix associated with product and service diversification. In 2025, gross profit in absolute dollars is expected to continue increasing, supported by overall revenue growth, subsiding inflationary cost pressures, and favorable reimbursement rate adjustments. However, gross profit percentage is likely to be negatively impacted by the continued diversification of our product and service offerings.

Selling, General and Administrative Expense

Selling, general and administrative expenses as a percentage of revenue improved to 47.4% for the year ended December 31, 2024 compared to 48.0% for the year ended December 31, 2023. Selling, general and administrative expenses totaled $106.2 million for the year ended December 31, 2024, an increase of $18.3 million (or 20.8%) from the comparable period in 2023. The improvement in selling, general, and administrative expenses as a percentage of revenue is attributable to economies of scale and improvements in operational efficiencies. The overall increase in selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses to accommodate the overall growth of the Company, which was partially due to the acquisition of Home Medical Products, Inc. (“HMP”) on June 1, 2023. Our full-time employee count increased from 996 on December 31, 2023 to 1,179 on December 31, 2024, an increase of 18%. Employee compensation expenses increased $13.3 million (or 21%) as a result of the increase in our employee headcount and increases in incentive and volume-based compensation. We expect that selling, general and administrative expenses as a percentage of revenue will continue to improve in 2025 due to increased efficiencies and costs optimization efforts.

Research and Development Costs

For the year ended December 31, 2024, research and development costs totaled $3.1 million, an increase of $0.3 million (or 10.3%) from the comparable period in 2023. As we continue to invest in research and development related projects to support our technology initiatives, we expect that the associated costs will remain consistent in 2025 relative to 2024 costs.

Stock-Based Compensation

For the year ended December 31, 2024, stock-based compensation totaled $6.3 million, an increase of $0.4 million (or 7.5%) from the comparable period in 2023. We anticipate that as we expand our workforce, incorporating stock-based awards as a component of employee compensation, stock-based compensation expenses will rise correspondingly. Historically, revenue growth has outpaced the growth in stock-based compensation. As we transition more of our stock-based compensation from phantom stock liability awards to equity awards, we expect stock-based compensation expense to increase in 2025.

Loss (gain) on disposal of property and equipment

For the year ended December 31, 2024, gain on disposal of property and equipment totaled $1.9 million compared to loss on disposal of property and equipment of $0.6 million for the year ended December 31, 2023. The gain primarily resulted from proceeds related to the sale of recalled ventilators back to the manufacturer. We anticipate additional future gains from the disposal of eligible devices, as the proceeds from these disposals are expected to exceed their net book value.

Income (expense) from investments

For the year ended December 31, 2024, expense from investments totaled $1.0 million compared to income from investments of $0.5 million from the comparable period in 2023. The change is primarily driven by a loss recognized on a debt investment during the current year.

Interest Expense, Net

For the year ended December 31, 2024, net interest expense totaled $0.8 million, an increase of $0.4 million from the comparable period in 2023. The increase in net interest expense is primarily due to outstanding borrowings as a result of debt issued to fund acquisitions. We expect to utilize positive cash flow to further reduce outstanding debt which would result in a reduction in net interest expense in 2025 relative to 2024.

Page	35

Provision for Income Taxes

For the year ended December 31, 2024, the provision for income taxes was a $4.8 million expense, compared to a $4.1 million expense during the 2023 period. Our annual estimated effective tax rate for 2024 is 29.4%.

Net Income

For the year ended December 31, 2024, net income was $11.4 million, an increase of $1.2 million (or 11.4%) from the comparable period in 2023. The increase in net income was primarily a result of the organic growth of the business and expansion of the patient base. Net income as a percentage of net revenue decreased from 5.6% for the year ended December 31, 2023 to 5.1% for the year ended December 31, 2024, primarily due to non-operating investment losses and an impairment of outstanding litigation funds receivable.

Page	36

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

The following table is a reconciliation of Net income, the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Net Income attributable to Viemed Healthcare, Inc.	$4,316	$3,878	$1,468	$1,603	$3,477	$2,919	$2,330	$1,517
Add back:
Depreciation & amortization	6,366	6,408	6,309	6,285	5,918	5,975	5,207	4,762
Interest expense (income)	147	225	254	150	256	237	(20)	(49)
Stock-based compensation(a)	1,521	1,712	1,620	1,432	1,534	1,453	1,471	1,391
Transaction costs(b)	11	12	221	110	61	177	94	206
Impairment of assets(c)	—	125	2,173	—	—	—	—	—
Income tax expense	1,881	1,594	768	518	1,599	1,320	728	501
Adjusted EBITDA	$14,242	$13,954	$12,813	$10,098	$12,845	$12,081	$9,810	$8,328

(a) Represents non-cash, equity-based compensation expense associated with option and RSU awards.
(b) Represents transaction costs and expenses related to acquisition and integration efforts associated with recently announced or completed acquisitions.
(c) Represents impairments of the fair value of investment and litigation-related assets.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2024 was $17.5 million, compared to $12.8 million at December 31, 2023. Typically, our principal source of liquidity is the collection of our patient accounts receivable. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity through the incurrence of indebtedness. Based on our current plan of operations, we believe cash and cash equivalents, when combined with expected cash flows from operations and amounts available under our 2022 Senior Credit Facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company has also historically utilized short term financing arrangements with suppliers that could be extended over a longer term if there was a need for additional liquidity.

Page	37

The Company had historically utilized Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to certain non-Medicare payors for reimbursement. UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. Although this incident did not impact our day-to-day operations or patient care delivery, it did cause delays in submitting patient claims to certain payors. By the end of the second quarter of 2024, the Company had replaced Change Healthcare as its clearinghouse and resumed claims submissions using alternative platforms for all claims. However, the delayed claims submissions resulted in a temporary reduction of our operating cash flow and an increase to our accounts receivable during the year ended December 31, 2024.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
Net Cash provided by (used in):
Operating activities	$39,089	$45,212
Investing activities	(30,699)	(52,113)
Financing activities	(3,689)	2,826
Net increase (decrease) in cash and cash equivalents	$4,701	$(4,075)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2024 was $39.1 million, resulting from net income of $11.4 million, increased by net income adjustments of $27.3 million and offset by an increase in non-cash working capital of $0.4 million. The net income adjustments primarily consisted of $25.4 million of depreciation and amortization, $6.3 million of stock-based compensation, and an impairment loss on debt investment of $1.3 million, partially offset by a $3.8 million change in deferred tax asset and a $1.9 million gain on disposal of property and equipment. The primary change in non-cash working capital was an increase in net accounts receivable of $6.1 million, partially offset by an increase in accrued liabilities of $2.9 million.

Net cash provided by operating activities during the year ended December 31, 2023 was $45.2 million, resulting from net income of $10.2 million, increased by net income adjustments of $27.2 million and a change in non-cash working capital of $7.8 million. The net income adjustments primarily consisted of $21.9 million of depreciation and amortization, $5.8 million of stock-based compensation, and $1.0 million of distributions of earnings received from equity method investments, partially offset by a $1.4 million deferred income tax benefit. The primary changes in working capital were an increase in accrued liabilities of $5.0 million, a decrease in prepaid expenses and other assets of $2.2 million, and a net increase in income taxes payable of $2.2 million, partially offset by an increase in net accounts receivable of $1.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 was $30.7 million. Net cash used for capital expenditures during the period was $27.5 million and consisted of $37.8 million of purchases of property and equipment, partially offset by $10.3 million of sales proceeds from the disposal of property and equipment. Net cash used for capital expenditures represents a $3.9 million, or 17%, increase year over year. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Net cash used in investing activities also included $3.0 million of net cash paid for the acquisition of East Alabama HomeMed, LLC ("HomeMed") and $1.0 million for an equity investment.

Net cash used in investing activities during the year ended December 31, 2023 was $52.1 million, primarily due to the net cash paid for the acquisition of HMP of $28.6 million. Net cash used for capital expenditures during the period was $23.5 million and consisted of $26.1 million of purchases of property and equipment, partially offset by $2.6 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients.

Page	38

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities during the year ended December 31, 2024 was $3.7 million. Proceeds from the 2022 Revolving Credit Facility (as defined below) were $3.0 million, which was used to fund the HomeMed acquisition. Subsequent to the HomeMed acquisition, principal payments on the 2022 Revolving Credit Facility were $5.0 million. Principal payments on the 2022 Term Loan Facility (as defined below) were $0.3 million. Additionally, principal payments on acquired loans were $0.8 million during the year ended December 31, 2024. The Company acquired and cancelled 142,985 common shares at a cost of $1.1 million to satisfy employee income tax withholding associated with RSUs vestings while proceeds from the exercise of options during the year ended December 31, 2024 were $1.0 million.

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

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility were $4.6 million as of December 31, 2024. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of December 31, 2024.

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at December 31, 2024.

Page	39

Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, the repayment of debt, funding of acquisitions, operations, and other working capital requirements. Our contractual obligations primarily relate to the repayment of existing debt and contractual obligations for operating and finance leases. The following table presents our material contractual obligations and commitments to make future payments as of December 31, 2024:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$758	$4,720
Lease Obligations	1,054	2,237
Total	$1,812	$6,957

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after December 31, 2024. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $1.6 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to fluctuations in interest rates from borrowings under the 2022 Senior Credit Facilities. The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%. Outstanding borrowings subject to interest rate fluctuations under the 2022 Term Loan Facility were $4.6 million as of December 31, 2024. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of December 31, 2024. Based on our outstanding borrowings, an immediate 100 basis point change in interest rates would not have a material effect on our net income.

Page	40

VIEMED HEALTHCARE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

Page	F-1

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Viemed Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viemed Healthcare, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Page	F-2

Revenue and Accounts Receivable, net

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company records accounts receivable and revenues for rentals and sales based upon contractually agreed-upon rates, reduced by adjustments for estimated probable collectability losses related to rental revenues and variable consideration for implicit price concessions related to sales revenues. The adjustments to revenue and accounts receivables are estimated utilizing historical realization data under a portfolio approach, which is then assessed by management to evaluate whether adjustments should be made based on accounts receivable aging trends, other operating trends, and relevant business conditions such as governmental and managed care payor claims processing procedures. The Company recognized $204.1 million in rental and sales revenues for the year ended December 31, 2024 and recorded $24.9 million in accounts receivable, net at December 31, 2024.

Auditing the Company's estimate of the adjustments to rental and sales revenues and net accounts receivable was judgmental due to the subjectivity in assessing the appropriateness of the assumptions made by management. Those assumptions include an expectation that the Company’s collection of accounts receivables will be consistent with historical collections experience adjusted for consideration of current or forecasted conditions that may affect the Company’s expected collectable amount.

How We Addressed the Matter in Our Audit
To test the adjustments to rental and sales revenues and net accounts receivable, we performed audit procedures that included, among others, testing management's process for developing the estimate of net accounts receivable, testing the completeness, accuracy, and relevance of the data used; and evaluating significant assumptions used by management, including assessing the Company’s expected collection rates based on historical experience, adjusted for consideration of current or forecasted conditions. For example, we compared management’s prior year estimated net accounts receivable to actual amounts collected during the current year, and reviewed trends in management’s estimate over time. We also performed a predictive analytical procedure by utilizing prior year hindsight results to develop an expectation of current year net accounts receivable. Additionally, we performed a sensitivity analysis to evaluate the changes in rental and sales revenue and net accounts receivable that would result from changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
New Orleans, Louisiana
March 10, 2025

Page	F-3

VIEMED HEALTHCARE, INC. CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)

	Note	At December 31, 2024	At December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	2	$17,540	$12,839
Accounts receivable, net	2	24,911	18,451
Inventory	2	4,320	4,628
Prepaid expenses and other assets		6,109	2,449
Total current assets		$52,880	$38,367
Long-term assets
Property and equipment, net	4	76,279	73,579
Finance lease right-of-use assets		50	401
Operating lease right-of-use assets		2,831	2,872
Equity investments	2	2,794	1,680
Debt investment	2	—	2,219
Deferred tax asset	10	8,398	4,558
Identifiable intangibles, net	2	848	567
Goodwill	3	32,989	29,765
Other long-term assets	9	—	887
Total long-term assets		$124,189	$116,528
TOTAL ASSETS		$177,069	$154,895

LIABILITIES
Current liabilities
Trade payables		$5,322	$4,180
Deferred revenue		6,694	6,207
Income taxes payable		3,883	2,153
Accrued liabilities	5	20,157	17,578
Finance lease liabilities, current portion	6	50	256
Operating lease liabilities, current portion	6	811	678
Current portion of long-term debt	6	409	1,072
Total current liabilities		$37,326	$32,124
Long-term liabilities
Accrued liabilities	8	846	558
Finance lease liabilities, less current portion	6	—	132
Operating lease liabilities, less current portion	6	2,007	2,184
Long-term debt	6	3,589	6,002
Total long-term liabilities		$6,442	$8,876
TOTAL LIABILITIES		$43,768	$41,000

Commitments and Contingencies		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 39,132,897 and 38,506,161 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	8	23,365	18,702
Additional paid-in capital		18,337	15,698
Retained earnings		89,691	79,495
TOTAL VIEMED HEALTHCARE, INC.'S SHAREHOLDERS' EQUITY		$131,393	$113,895
Noncontrolling interest in subsidiary		1,908	—
TOTAL SHAREHOLDERS' EQUITY		133,301	113,895
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$177,069	$154,895

See accompanying notes to the consolidated financial statements
Page	F-4

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

		Year Ended December 31,
	Note	2024	2023	2022
Revenue	2	$224,257	$183,008	$138,832

Cost of revenue		91,054	70,225	54,152

Gross profit		$133,203	$112,783	$84,680

Operating expenses
Selling, general and administrative		106,199	87,884	68,161
Research and development		3,068	2,782	2,696
Stock-based compensation	8	6,285	5,849	5,202
Depreciation and amortization		1,483	1,391	1,012
Loss (gain) on disposal of property and equipment		(1,905)	645	346
Other expense (income), net		173	(98)	(989)
Income from operations		$17,900	$14,330	$8,252

Non-operating income and expenses
Income (expense) from investments		(954)	485	935
Interest expense, net	6	(776)	(424)	(197)

Net income before taxes		16,170	14,391	8,990
Provision for income taxes	10	4,761	4,148	2,768
Net income		$11,409	$10,243	$6,222
Net income attributable to noncontrolling interest		144	—	—
Net income attributable to Viemed Healthcare, Inc.		$11,265	$10,243	$6,222

Other comprehensive income
Change in unrealized gain on derivative instruments, net of tax		—	—	278
Other comprehensive income		$—	$—	$278

Comprehensive income		$11,265	$10,243	$6,500

Net income per share
Basic	11	$0.29	$0.27	$0.16
Diluted	11	$0.28	$0.25	$0.16

Weighted average number of common shares outstanding:
Basic	11	38,754,893	38,354,071	38,655,403
Diluted	11	40,805,085	40,378,922	39,807,434

See accompanying notes to the consolidated financial statements
Page	F-5

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount			Retained earnings
Shareholders' equity December 31, 2021	39,640,388	$14,014	$7,749	$(278)	$73,335	$—	$94,820
Stock-based compensation - options	—	—	3,094	—	—	—	3,094
Stock-based compensation - restricted stock	—	—	2,108	—	—	—	2,108
Exercise of options	82,822	283	—	—	—	—	283
Shares issued for vesting of restricted stock units	148,404	826	(826)	—	—	—	—
Shares redeemed to pay income tax	(27,712)	—	—	—	(143)	—	(143)
Shares repurchased under the share repurchase program	(1,794,163)	—	—	—	(9,568)	—	(9,568)
Change in accumulated other comprehensive loss, net of tax	—	—	—	278	—	—	278
Net income	—	—	—	—	6,222	—	6,222
Shareholders' equity, December 31, 2022	38,049,739	$15,123	$12,125	$—	$69,846	$—	$97,094

Stock-based compensation - options	—	—	1,165	—	—	—	1,165
Stock-based compensation - restricted stock	—	—	4,684	—	—	—	4,684
Exercise of options	246,022	1,303	—	—	—	—	1,303
Shares issued for vesting of restricted stock units	285,635	2,276	(2,276)	—	—	—	—
Shares redeemed to pay income tax	(75,235)	—	—	—	(594)	—	(594)
Net income	—	—	—	—	10,243	—	10,243
Shareholders' equity, December 31, 2023	38,506,161	$18,702	$15,698	$—	$79,495	$—	$113,895

Stock-based compensation - options	—	—	269	—	—	—	269
Stock-based compensation - restricted stock	—	—	6,016	—	—	—	6,016
Exercise of options	281,121	1,017	—	—	—	—	1,017
Shares issued for vesting of restricted stock units	488,600	3,646	(3,646)	—	—	—	—
Shares redeemed to pay income tax	(142,985)	—	—	—	(1,069)	—	(1,069)
Acquired non-controlling interest	—	—	—	—	—	1,800	1,800
Distribution to non-controlling interest	—	—	—	—	—	(36)	(36)
Net income	—	—	—	—	11,265	144	11,409
Shareholders' equity, December 31, 2024	39,132,897	$23,365	$18,337	$—	$89,691	$1,908	$133,301

See accompanying notes to the consolidated financial statements
Page	F-6

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars)

		Year Ended December 31,
	Note	2024	2023	2022
Cash flows from operating activities
Net income		$11,409	$10,243	$6,222
Adjustments for:
Depreciation and amortization		25,368	21,862	15,630
Change in inventory reserve		—	—	(1,418)
Stock-based compensation expense	8	6,285	5,849	5,202
Distributions of earnings received from equity method investments		147	980	1,079
Income from equity method investments		(261)	(485)	(935)
Loss (income) from debt investment		1,344	(219)	—
Loss (gain) on disposal of property and equipment		(1,905)	645	346
Amortization of deferred financing costs		187	—	—
Deferred income tax expense (benefit)		(3,840)	(1,439)	1,746
Changes in working capital:
Accounts receivable, net		(6,073)	(1,058)	(2,556)
Inventory		574	(472)	301
Prepaid expenses and other assets		544	2,176	(2,838)
Trade payables		359	(859)	(318)
Deferred revenue		364	851	871
Accrued liabilities		2,857	4,959	2,549
Income tax payable/receivable		1,730	2,179	1,867
Net cash provided by operating activities		$39,089	$45,212	$27,748
Cash flows from investing activities
Purchase of property and equipment	4	(37,771)	(26,093)	(22,898)
Investment in equity investments	2	(1,000)	(20)	(141)
Cash paid for acquisitions, net of cash acquired	3	(2,999)	(28,588)	—
Investment in debt security	2	—	—	(2,000)
Proceeds from sale of debt security	2	750	—	—
Proceeds from sale of property and equipment	4	10,321	2,588	1,063
Net cash used in investing activities		$(30,699)	$(52,113)	$(23,976)
Cash flows from financing activities
Proceeds from exercise of options	8	1,017	1,303	283
Proceeds from term notes	6	—	5,000	—
Principal payments on term notes	6	(1,071)	(3,721)	(5,796)
Proceeds from revolving credit facilities	6	3,000	8,000	—
Principal payments on revolving credit facilities		(5,000)	(7,005)	—
Payments for debt issuance costs		(192)	—	—
Shares redeemed to pay income tax	8	(1,069)	(594)	(143)
Shares repurchased under the share repurchase program		—	—	(9,568)
Repayments of finance lease liabilities		(338)	(157)	(42)
Distributions to non-controlling interest		(36)	—	—
Net cash provided by (used in) financing activities		$(3,689)	$2,826	$(15,266)
Net increase (decrease) in cash and cash equivalents		4,701	(4,075)	(11,494)
Cash and cash equivalents at beginning of year		12,839	16,914	28,408
Cash and cash equivalents at end of period		$17,540	$12,839	$16,914
Supplemental disclosures of cash flow information
Cash paid during the period for interest		$950	$851	$231
Cash paid (received) during the period for income taxes, net of refunds		$6,827	$3,566	$(846)
Supplemental disclosures of non-cash transactions
Non-cash change in debt from the reclassification of debt issuance costs	6	$—	$(594)	$—
Net non-cash changes to operating lease		$—	$(41)	$530
Equipment and other fixed asset purchases payable at end of period		$2,179	$1,396	$739
Equipment sales receivable at end of period		$2,844	$—	$—
Non-cash consideration received for sale of debt security		$125	$—	$—

See accompanying notes to the consolidated financial statements
Page	F-7

VIEMED HEALTHCARE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Prior to December 31, 2024, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the Securities Act), as modified by the Jumpstart our Business Startups Act of 2012 (the JOBS Act), and took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and other exemptions. As of December 31, 2024, the Company no longer qualified as an emerging growth company, and as a result is no longer exempt from the reporting requirements discussed above.

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

Segment Reporting

The Company’s chief operating decision-makers ("CODMs") are its Chief Executive Officer and Chief Operating Officer, who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the chief operating decision-makers, or anyone else, for any planning, strategy and key decision-making regarding operations. The corporate office is responsible for contract negotiation with vendors and payors, corporate compliance with healthcare laws and regulations, and revenue cycle management, among other corporate supporting functions. Accordingly, the Company has a single reportable segment and operating segment structure. All expense categories on the Consolidated Statements of Income and Comprehensive Income are significant and there are no other significant segment expenses that require disclosure.

Page	F-8

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with an original maturity of three months or less that are readily convertible to known amounts of cash that are subject to insignificant risk or change. At December 31, 2024 and 2023, the Company's cash was held primarily in checking and money market accounts. Cash and cash equivalents consist of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Cash	$6,958	$7,182
Money market accounts	10,582	5,657
Total cash and cash equivalents	$17,540	$12,839

Accounts Receivable

Accounts receivable and revenues are based on contractually agreed-upon rates for services provided, reduced by estimated adjustments. The accounts receivable are presented on the Consolidated Balance Sheets net of adjustments, including variable consideration for implicit price concessions related to sales revenues and an estimate for probable losses related to net rental revenues. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. The complexity of third-party billing arrangements and laws and regulations governing Medicare and Medicaid may result in adjustments to amounts originally recorded.

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

Included in accounts receivable at December 31, 2024 are amounts due from Medicare representing 27% of total outstanding net receivables. As of December 31, 2023, 28% of total outstanding net receivables were amounts due from Medicare.

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

Page	F-9

The estimated useful lives of the property and equipment are as follows:

Description	Estimated Useful Lives
Medical Equipment	1 - 10 Years
Computer Equipment	5 Years
Office Furniture & Fixtures	5 - 10 Years
Leasehold Improvements	Shorter of Useful Life or Lease
Vehicles	5 Years
Buildings	15 - 39 Years
Land	Indefinite Life

Depreciation of medical equipment commences at the date of service, which represents the date that the asset has been delivered to a patient and is put in use and continues through the useful life of the asset. Property and equipment with definite useful lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Equity Investments

Equity investments on the Consolidated Balance Sheets are primarily comprised of equity investments without readily determinable fair values accounted for under the measurement alternative described in ASC 321-10-35-2. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred.

The balance of the Company’s equity investments was $2.8 million and $1.7 million as of December 31, 2024 and December 31, 2023, respectively. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of December 31, 2024 on its investments in equity securities without a readily determinable fair value.

Debt Investment

The debt investment presented on the historical Consolidated Balance Sheets was a variable rate secured convertible note, classified as an available-for-sale debt instrument. Accrued interest was included in the amortized cost basis at each reporting period. At each financial statement date until a conversion event, the debt instrument was remeasured at fair value. Changes in unrealized gains and losses were recorded in accumulated other comprehensive income, net of tax effect, until realized. When changes were determined to be other than temporary, the Company recognized an other-than-temporary impairment expense in earnings, equal to the difference between the debt security’s amortized cost basis and its fair value at the balance sheet date.

On October 4, 2024, the Company sold its available-for-sale debt investment. The sale resulted in proceeds of $0.9 million and a gross realized loss of $1.4 million, which was recognized in earnings for the year ended December 31, 2024. The debt instrument is no longer included in the Consolidated Balance Sheet as of December 31, 2024.

Page	F-10

Intangible Assets

Intangible assets include trade names and other identifiable intangible assets. During the year ended December 31, 2024, the Company recorded $0.4 million for an indefinite-lived trade name related to the acquisition of HomeMed. During the year ended December 31, 2023, the Company recorded $0.5 million in trade names and $0.1 million of other intangibles related to the acquisition of HMP, which are amortized on a straight-line basis over a period of their expected useful lives of five years. Amortization expense related to identifiable intangible assets, which is included in depreciation and amortization in the accompanying Consolidated Statements of Income and Comprehensive Income, was $0.1 million and $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. The weighted average remaining useful life of definite-lived intangible assets was 3.4 years as of December 31, 2024.

Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income represents net income adjusted for unrealized gains and losses on derivative instruments, net of tax. Accumulated other comprehensive loss is presented on the accompanying Consolidated Balance Sheets as a component of shareholders' equity if applicable.

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

Page	F-11

The revenues from each major source are summarized in the following table:

	Year Ended December 31,
	2024	2023	2022
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$124,577	$108,258	$92,710
Other home medical equipment rentals	48,651	38,315	21,446
Revenue from sales and services
Equipment and supply sales	30,896	25,770	13,927
COVID-19 response sales and services	—	—	2,278
Service revenues	20,133	10,665	8,471
Total revenues	$224,257	$183,008	$138,832

Revenues from Medicare as a percentage of the Company's traditional revenue streams, excluding COVID-19 response sales and services, for the years ended December 31, 2024, 2023, and 2022 were 41%, 44%, and 47%, respectively.

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

For the Company’s phantom share units ("PSUs") settled in cash, the Company computes the fair value of the PSUs using the closing price of the Company's stock at the end of each period and records a liability based on the percentage of requisite service.

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

For the year ended December 31, 2024, the Company performed an assessment of qualitative factors and determined that no events or circumstances existed that would lead to a determination that it is more likely than not that the fair value of indefinite-lived

Page	F-13

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

There were no impairment charges recognized during the years ended December 31, 2024, 2023, and 2022.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company adopted this standard during the year ended December 31, 2024, which did not have a material impact on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which specifies additional disclosure requirements. The new guidance requires additional disclosures, including the composition of certain income expense line items (such as purchases of inventory, employee compensation, and 'other expenses') and a separate disclosure for selling expenses. This change is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, however, early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

Page	F-14

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

Home Medical Products, Inc.

On June 1, 2023, the Company completed the acquisition of HMP, which operates in Tennessee, Alabama, and Mississippi. The Company acquired 100% of the equity ownership of HMP in exchange for approximately $29 million in cash. The following table summarizes the consideration paid and estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

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

There were no acquisitions during the year ended December 31, 2022.

Page	F-15

4.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	December 31, 2024	December 31, 2023
Medical equipment	$116,938	$110,920
Furniture and equipment	4,523	3,540
Land	2,566	2,566
Buildings	8,307	7,953
Leasehold improvements	660	345
Vehicles	1,288	1,192
Less: Accumulated depreciation	(58,003)	(52,937)
Property and equipment, net of accumulated depreciation	$76,279	$73,579

Depreciation in the amount of $23.9 million, $20.5 million, and $14.6 million is included in cost of revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Medical equipment purchases with a cost of $2.2 million and $1.4 million were included in accounts payable at December 31, 2024 and 2023, respectively.

5.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	December 31, 2024	December 31, 2023
Accrued trade payables	$4,016	$3,230
Accrued commissions payable	1,027	794
Accrued bonuses payable	6,589	7,131
Accrued vacation and payroll	3,402	2,058
Current portion of phantom share liability	1,701	1,867
Accrued other liabilities	3,422	2,498
Total accrued liabilities	$20,157	$17,578

6.     Debt and Lease Liabilities

Debt

The following table summarizes the Company’s debt as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
2022 Senior Credit Facilities	$4,563	$6,875
Medical equipment financing	34	793
Financing costs and commitment fees	(599)	(594)
Current portion	(409)	(1,072)
Long-term portion	$3,589	$6,002

Page	F-16

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at December 31, 2024.

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

Page	F-17

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

On May 28, 2024, the Company entered into a First Amendment to the 2022 Senior Credit Facilities that (a) extends the delayed draw term loan commitment expiration date to November 29, 2025, from its initial expiration date of May 29, 2024, and (b) provides for other technical amendments. Payment for debt issuance costs associated with the 2022 Senior Credit Facilities was $0.2 million during the year ended December 31, 2024.

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

Leases

The Company has recognized finance lease liabilities for vehicles and operating leases for land and buildings that have terms greater than twelve months, as follows:

	December 31, 2024	December 31, 2023
Lease liabilities	$2,868	$3,250
Less:
Current portion of lease liabilities	(861)	(934)
Net long-term lease liabilities	$2,007	$2,316

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. These lease liabilities are recorded at their present value using a discount rate ranging from 5.50% to 7.87%, based on the Company's incremental borrowing rate at the time of assessment. At December 31, 2024, the weighted average lease term was approximately 3.52 years.

Future maturities of the Company's operating lease liabilities as of December 31, 2024 are summarized as follows:

Lease Liability
2025	$1,003
2026	906
2027	751
2028	573
2029	4
Thereafter	4
Total lease payments	$3,241
Less: imputed interest	$423
Present value of lease liabilities	$2,818

Operating rental expenses for the years ended December 31, 2024, 2023, and 2022 amounted to $1,484,000, $999,000, and $539,000, respectively.

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

Page	F-18

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

The following tables summarize the Company's assets measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023:

	At December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$10,582	$—	$—	$10,582
Total	$10,582	$—	$—	$10,582

	At December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$5,657	$—	$—	$5,657
Available for sale debt instrument	—	—	2,219	2,219
Total	$5,657	$—	$2,219	$7,876

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

On October 4, 2024, the Company sold its available-for-sale debt investment. The sale resulted in proceeds of $0.9 million and a gross realized loss of $1.4 million, which was recognized in earnings for the year ended December 31, 2024. The debt instrument is no longer included in the Consolidated Balance Sheet as of December 31, 2024.

Page	F-19

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

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 39,132,897 and 38,506,161 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.

The Company acquired and cancelled 142,985 common shares at a cost of $1.1 million to satisfy employee income tax withholding associated with RSUs vesting during the year ended December 31, 2024. The Company’s retained earnings were reduced by the amount paid for the shares repurchased and cancelled.

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

Page	F-20

and the Deferred Share Unit Plan (effective July 17, 2018), will be 7,800,000 shares. The maximum amount of common shares that may be awarded under the 2024 Omnibus Plan as “incentive stock options” is 1,000,000 common shares. As of December 31, 2024, the Company had outstanding options of 3,917,000 and restricted stock units ("RSUs") of 1,514,000 associated with common shares under the existing plans.

The following table summarizes stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation - options	$269	$1,165	$3,094
Stock-based compensation - restricted stock units	6,016	4,684	2,108
Total	$6,285	$5,849	$5,202

At December 31, 2024, there was approximately $6,000 of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted-average period of 0.39 years. As of December 31, 2024, there was approximately $4,015,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted average period of 1.38 years.

Options

The following table summarizes stock option activity for the years ended December 31, 2024, 2023 and 2022:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2021	3,822	$5.22	7.4 years	$3,722
Issued	764	5.29
Exercised	(83)	3.55
Expired / Forfeited	(6)	5.21
Balance December 31, 2022	4,497	$5.26	6.9 years	$11,356
Issued	—	—
Exercised	(246)	5.42
Expired / Forfeited	(37)	6.33
Balance December 31, 2023	4,214	$5.25	5.9 years	$11,698
Issued	—	—
Exercised	(281)	3.62
Expired / Forfeited	(16)	5.21
Balance December 31, 2024	3,917	$5.36	5.0 years	$10,984
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing price of the Company's common shares on the last trading day of the period ($8.02, $7.85 and $7.56 on December 31, 2024, 2023 and 2022, respectively).

The aggregate intrinsic value of options outstanding was $10,984,000 and options exercisable were $10,369,000 at December 31, 2024. During the fiscal years ended December 31, 2024, 2023 and 2022, 281,121, 246,022 and 82,822 common shares were issued pursuant to the exercise of stock options, respectively.

At December 31, 2024, the Company had 3,691,000 exercisable stock options outstanding with a weighted average exercise price of $5.37 and a weighted average remaining contractual life of 4.9 years. At December 31, 2023, the Company had 3,461,000 exercisable stock options outstanding with a weighted average exercise price of $4.99 and a weighted average remaining contractual life of 5.5 years.

Page	F-21

The fair value of the stock options has been charged to the Consolidated Statements of Income and Comprehensive Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the year ended December 31, 2024.

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

The following table summarizes RSU activity for the years ended December 31, 2024, 2023 and 2022:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2021	206	$6.61	0.68 years	$1,074
Issued	581	5.44
Vested	(149)	6.27
Forfeited	(9)	6.45
Balance December 31, 2022	629	$5.62	0.88 years	$4,755
Issued	921	7.88
Vested	(286)	5.82
Forfeited	(38)	6.98
Balance December 31, 2023	1,226	$7.23	0.86 years	$9,624
Issued	915	8.18
Vested	(489)	7.07
Forfeited	(138)	7.84
Balance December 31, 2024	1,514	$7.80	1.38 years	$12,141
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the closing price of the Company's common shares on the last trading day of the period ($8.02, $7.85 and $7.56 on December 31, 2024, 2023 and 2022, respectively).

During the year ended December 31, 2024, the Company issued 915,043 RSUs, with a vesting term of one or three years and a fair value between $7.05 and $8.39 per share. During the year ended December 31, 2023, the Company issued 920,588 RSUs, with a vesting term of one to three years and a fair value between $7.10 and $7.93 per share. During the year ended December 31, 2022, the Company issued 580,962 RSUs, with a vesting term of one to three years and a fair value between $5.21 and $6.34 per share.

Page	F-22

Phantom Share Units

The Company has a phantom share unit plan, which it uses for grants to directors, officers, and employees. PSUs granted under the plan are non-assignable and are settled in cash at vesting based on the fair value of the Company's common stock on the vesting date. PSUs vest annually over a three-year period. The cash-settled PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with accrued liability and related expense being recognized over the requisite service period.

The following table summarizes PSU activity for the years ended December 31, 2024, 2023 and 2022:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2021	573	$2,991
Issued	256	1,320
Vested	(263)	(1,383)
Forfeited	(53)	(401)
Balance December 31, 2022	513	$3,878
Issued	181	1,444
Vested	(245)	(2,354)
Forfeited	(31)	(241)
Balance December 31, 2023	418	$3,281
Issued	268	2,161
Vested	(218)	(1,607)
Forfeited	(27)	(214)
Balance December 31, 2024	441	$3,537
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s common shares at that time; the value of issued share equivalents is based on the market price of the Company’s common shares at issuance; the value of vested share equivalents is based on the cash paid at the time of vesting; and the values of forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's common shares at the end of the period. The market price of the Company's common shares was $8.02, $7.85 and $7.56 on December 31, 2024, 2023 and 2022, respectively.

The change in fair value of the PSUs has been charged to the Consolidated Statements of Income and Comprehensive Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with PSUs at December 31, 2024 is $2,546,000, with $1,700,000 of this amount included in current accrued liabilities and the remaining portion of $846,000 included in long-term accrued liabilities. At December 31, 2023, the total liability associated with PSUs was $2,425,000, with $1,867,000 of this amount included in current accrued liabilities and the remaining portion of $558,000 included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of PSUs is recorded in selling, general and administrative expenses within the Consolidated Statements of Income and Comprehensive Income. The following table summarizes expense associated with the PSUs for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative	$1,729	$2,189	$2,316

The Company paid cash settlements of $1.6 million, $2.4 million and $1.4 million during the years ended December 31, 2024, 2023 and 2022, respectively, pertaining to vestings of cash-settled PSUs.

Page	F-23

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

A liquidation analysis subsequently submitted to the Bankruptcy Court disclosed that unsecured claims, including those subordinate to the super-priority claims of certain Vyaire creditors, would not receive any recovery under the proposed Chapter 11 reorganization plan or in the event of a Chapter 7 liquidation. Consequently, collection of the Company's unsecured claim against Vyaire was determined to be not probable. During the year ended December 31, 2024, outstanding funds receivable in the amount of $0.9 million related to undelivered respiratory equipment were impaired through Other expense (income).

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

At December 31, 2024 and 2023, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2021.

Page	F-24

A reconciliation of the effective tax rate with the federal statutory tax rate for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.5%	3.8%	3.1%
Permanent differences	5.1%	3.6%	4.8%
Prior Year True Ups	—%	0.4%	1.7%
Tax rate changes	0.8%	—%	—%
Changes in valuation allowance for deferred tax assets	—%	—%	0.2%
Effective tax rate	29.4%	28.8%	30.8%

The significant components of the provision for income taxes for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Current taxes:
Federal	$7,310	$4,242	$614
State	1,291	1,345	408
Total current taxes	8,601	5,587	1,022

Deferred taxes:
Federal	$(3,408)	$(991)	$1,660
State	(432)	(448)	86
Total deferred taxes	(3,840)	(1,439)	1,746

Provision for income taxes	$4,761	$4,148	$2,768

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

Page	F-25

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
State fixed asset and net operating losses	$824	$1,043
Goodwill	6,053	7,977
Allowance for doubtful accounts	5,107	2,874
Accrued compensation and other	1,394	1,782
Accrued phantom stock	637	628
Stock-based compensation	4,476	4,098
Capitalized costs	1,514	1,137
Lease liability	705	842
Capital loss carryover	328	—
Investments	247	—
Other	193	170
UNICAP	13	15
Total deferred tax assets	$21,491	$20,566

Deferred tax liabilities:
Right-of-use asset	$(709)	$(848)
Property and equipment	(12,368)	(15,141)
Total deferred liabilities	$(13,077)	$(15,989)

Valuation allowance:
Net deferred tax asset before valuation allowance	$8,414	$4,577
Less: valuation allowance	(16)	(19)
Net deferred tax asset	$8,398	$4,558

Page	F-26

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Year Ended December 31,
	2024	2023	2022
Numerator - basic and diluted:
Net income attributable to Viemed Healthcare, Inc.	$11,265	$10,243	$6,222

Denominator:
Basic weighted average number of common shares	38,754,893	38,354,071	38,655,403
Diluted weighted average number of shares	40,805,085	40,378,922	39,807,434

Basic earnings per share	$0.29	$0.27	$0.16
Diluted earnings per share	$0.28	$0.25	$0.16

Denominator calculation from basic to diluted:
Basic weighted average number of common shares	38,754,893	38,354,071	38,655,403
Stock options and other dilutive securities	2,050,192	2,024,851	1,152,031
Diluted weighted average number of shares	40,805,085	40,378,922	39,807,434

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

Page	F-27

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024.

Page	41

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Viemed Healthcare, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Viemed Healthcare, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Viemed Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 10, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New Orleans, Louisiana
March 10, 2025

Page	42

Item 9B. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Page	43

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

Additional information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 15. Exhibits and Financial Statement Schedules

a.Documents filed as part of this report.

1.Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2024 and 2023

•Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022

•Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022

•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022

2.Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

3.Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-38973.

Page	44

Exhibit Number	Exhibit Title

#2.1
Stock Purchase Agreement dated April 18, 2023 by and among Viemed, Inc., the Stockholders and Home Medical Products, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 19, 2023.

3.1	Notice of Articles of Business Corporation Act of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

3.2	Amended and Restated Business Corporation Act Articles of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.

4.1	Description of Registrant's Securities. Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 6, 2024.

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

Page	45

+10.12	Viemed Healthcare, Inc. 2020 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2020.

+10.13	Form of Restricted Stock Units Agreement. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 3, 2021.

+10.14	Form of Award Agreement for Stock Option. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 3, 2021.

+10.15	Form of Restricted Stock Unit Award. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2021.

+10.16	Non-Employee Directors Deferred Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2021.

10.17
First Amendment to Credit Agreement dated November 29, 2022, among Viemed Inc. as borrower, certain subsidiaries of Viemed, Inc., as guarantors, the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, effective May 28, 2024. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2024.

+10.18	Viemed Healthcare, Inc. 2024 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2024.

*19.1	Viemed Healthcare, Inc. Insider Trading Policy, dated January 21, 2025.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

97.1
Viemed Healthcare, Inc. Executive Compensation Clawback Policy, as adopted on November 9, 2023. Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 6, 2024.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Page	46

*101.DEF	Inline XBRL Taxonomy Extension Definition Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Date: March 10, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Page	47

Signature	Title	Date

/s/ Casey Hoyt	Chief Executive Officer and Director	March 10, 2025
Casey Hoyt	(Principal Executive Officer)

/s/ Trae Fitzgerald	Chief Financial Officer	March 10, 2025
Trae Fitzgerald	(Principal Financial Officer and Accounting Officer)

/s/ W. Todd Zehnder	Chief Operating Officer and Director	March 10, 2025
W. Todd Zehnder

/s/ Randy Dobbs	Chairman of the Board of Directors	March 10, 2025
Randy Dobbs

/s/ Dr. William Frazier	Director and Chief Medical Officer	March 10, 2025
Dr. William Frazier

/s/ Bruce Greenstein	Director	March 10, 2025
Bruce Greenstein

/s/ Sabrina Heltz	Director	March 10, 2025
Sabrina Heltz

/s/ Nitin Kaushal	Director	March 10, 2025
Nitin Kaushal

/s/ Timothy Smokoff	Director	March 10, 2025
Timothy Smokoff

Page	48