Form 10-Q
period 2025-03-31
VIEMED HEALTHCARE, INC.
filed 2025-05-07
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of April 29, 2025, there were 39,523,787 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At March 31, 2025	At December 31, 2024
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2	$10,160	$17,540
Accounts receivable, net	2	26,789	24,911
Inventory	2	4,510	4,320
Prepaid expenses and other assets		7,661	6,109
Total current assets		$49,120	$52,880
Long-term assets
Property and equipment, net	4	81,054	76,279
Finance lease right-of-use assets		31	50
Operating lease right-of-use assets		2,877	2,831
Equity investments	2	2,794	2,794
Deferred tax asset	10	8,398	8,398
Identifiable intangibles, net	2	816	848
Goodwill	3	32,989	32,989
Total long-term assets		$128,959	$124,189
TOTAL ASSETS		$178,079	$177,069

LIABILITIES
Current liabilities
Trade payables		$7,944	$5,322
Deferred revenue		6,795	6,694
Income taxes payable		1,878	3,883
Accrued liabilities	5	17,543	20,157
Finance lease liabilities, current portion	6	32	50
Operating lease liabilities, current portion	6	905	811
Current portion of long-term debt	6	390	409
Total current liabilities		$35,487	$37,326
Long-term liabilities
Accrued liabilities	8	410	846
Operating lease liabilities, less current portion	6	1,903	2,007
Long-term debt	5	3,530	3,589
Total long-term liabilities		$5,843	$6,442
TOTAL LIABILITIES		$41,330	$43,768
Commitments and Contingencies		—	—
SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 39,523,787 and 39,132,897 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	28,151	23,365
Additional paid-in capital		15,873	18,337
Retained earnings		90,732	89,691
TOTAL VIEMED HEALTHCARE, INC.'S SHAREHOLDERS' EQUITY		$134,756	$131,393
Noncontrolling interest in subsidiary		1,993	1,908
TOTAL SHAREHOLDERS' EQUITY		$136,749	$133,301
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$178,079	$177,069

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended March 31,
	Note	2025	2024
Revenue	2	$59,129	$50,593

Cost of revenue		25,850	20,791

Gross profit		$33,279	$29,802

Operating expenses
Selling, general and administrative		28,425	24,814
Research and development		797	750
Stock-based compensation	8	2,311	1,432
Depreciation and amortization		348	415
Loss (gain) on disposal of property and equipment		(2,368)	213
Other income, net		(75)	(26)
Income from operations		$3,841	$2,204

Non-operating income and expenses
Income from investments		—	(67)
Interest expense, net	6	179	150

Net income before taxes		3,662	2,121
Provision for income taxes	10	952	518
Net income		$2,710	$1,603
Net income attributable to noncontrolling interest		85	—
Net income attributable to Viemed Healthcare, Inc.		$2,625	$1,603

Net income per share
Basic	11	$0.07	$0.04
Diluted	11	$0.06	$0.04

Weighted average number of common shares outstanding:
Basic	11	39,426,753	38,717,123
Diluted	11	41,627,876	40,580,634

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2023	38,506,161	$18,702	$15,698	$79,495	$—	$113,895
Stock-based compensation - options	—	—	111	—	—	111
Stock-based compensation - restricted stock	—	—	1,321	—	—	1,321
Exercise of options	60,130	304	—	—	—	304
Shares issued for vesting of restricted stock units	378,837	2,836	(2,836)	—	—	—
Shares redeemed to pay income tax	(128,362)	—	—	(961)	—	(961)
Net income	—	—	—	1,603	—	1,603
Shareholders' equity, March 31, 2024	38,816,766	$21,842	$14,294	$80,137	$—	$116,273

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2024	39,132,897	$23,365	$18,337	$89,691	$1,908	$133,301
Stock-based compensation - options	—	—	16	—	—	16
Stock-based compensation - restricted stock	—	—	2,295	—	—	2,295
Exercise of options	2,225	11	—	—	—	11
Shares issued for vesting of restricted stock units	581,838	4,775	(4,775)	—	—	—
Shares redeemed to pay income tax	(193,173)	—	—	(1,584)	—	(1,584)
Net income	—	—	—	2,625	85	2,710
Shareholders' equity, March 31, 2025	39,523,787	$28,151	$15,873	$90,732	$1,993	$136,749

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Three Months Ended March 31,
	Note	2025	2024
Cash flows from operating activities
Net income		$2,710	$1,603
Adjustments for:
Depreciation and amortization		6,613	6,285
Stock-based compensation expense	8	2,311	1,432
Distributions of earnings received from equity method investments		—	49
Income from equity method investments		—	(67)
Income from debt investment		—	(55)
Loss (gain) on disposal of property and equipment		(2,368)	213
Amortization of deferred financing costs		35	—
Changes in working capital:
Accounts receivable, net		(1,878)	(6,026)
Inventory		(190)	279
Prepaid expenses and other assets		(601)	99
Trade payables		1,176	588
Deferred revenue		101	(115)
Accrued liabilities		(3,050)	(3,632)
Income tax payable/receivable		(2,005)	522
Net cash provided by operating activities		$2,854	$1,175

Cash flows from investing activities
Purchase of property and equipment	4	(15,483)	(6,006)
Proceeds from sale of property and equipment	4	6,953	641
Net cash used in investing activities		$(8,530)	$(5,365)

Cash flows from financing activities
Proceeds from exercise of options	8	11	304
Principal payments on term notes	6	(113)	(589)
Shares redeemed to pay income tax	8	(1,584)	(961)
Repayments of finance lease liabilities		(18)	(94)
Net cash used in financing activities		$(1,704)	$(1,340)

Net decrease in cash and cash equivalents		(7,380)	(5,530)
Cash and cash equivalents at beginning of year		17,540	12,839
Cash and cash equivalents at end of period		$10,160	$7,309

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$125	$224
Cash paid during the period for income taxes, net of refunds		$2,957	$—

Supplemental disclosures of non-cash transactions
Equipment and other fixed asset purchases payable at end of period		$3,625	$2,428
Equipment sales receivable at end of period		$3,832	$—

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

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements are unaudited, but reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. The Company's fiscal year ends on December 31. The Condensed Consolidated Balance Sheet as of March 31, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto and the report of the Company's independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Prior to December 31, 2024, the Company qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart our Business Startups Act of 2012, and took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and other exemptions. As of December 31, 2024, the Company no longer qualified as an emerging growth company, and as a result is no longer exempt from the reporting requirements discussed above.

Reporting Currency

All values are in U.S. dollars ($ or "USD"). Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts.

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

Segment Reporting

The Company’s chief operating decision-makers ("CODMs") are its Chief Executive Officer and Chief Operating Officer, who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the chief operating decision-makers, or anyone else, for any planning, strategy and key decision-making regarding operations. The corporate office is responsible for contract negotiation with vendors and payors, corporate compliance with healthcare laws and regulations, and revenue cycle management, among other corporate supporting functions. Accordingly, the Company has a single reportable segment and operating segment structure. All expense categories on the Condensed Consolidated Statements of Income are significant and there are no other significant segment expenses that require disclosure.

Accounts Receivable

Accounts receivable and revenues are based on contractually agreed-upon rates for services provided, reduced by estimated adjustments. The accounts receivable are presented on the Condensed Consolidated Balance Sheets net of adjustments, including variable consideration for implicit price concessions related to sales revenues and an estimate for probable losses related to net rental revenues. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. The complexity of third-party billing arrangements and laws and regulations governing Medicare and Medicaid may result in adjustments to amounts originally recorded.

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

Included in accounts receivable at March 31, 2025 are amounts due from Medicare representing 29% of total outstanding net receivables. As of December 31, 2024, 27% of total outstanding net receivables were amounts due from Medicare.

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

Equity Investments

Equity investments on the Condensed Consolidated Balance Sheets are primarily comprised of equity investments without readily determinable fair values accounted for under the measurement alternative described in ASC 321-10-35-2. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The balance of the Company’s equity investments was $2.8 million as of March 31, 2025 and December 31, 2024. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of March 31, 2025 on its investments in equity securities without a readily determinable fair value.

Intangible Assets

Intangible assets include trade names and other identifiable intangible assets. Amortization expense related to definite lived identifiable intangible assets is included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Income.

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

The revenues from each major source are summarized in the following table:

	Three Months Ended March 31,
	2025	2024
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$32,159	$29,187
Other home medical equipment rentals	12,962	10,934
Revenue from sales and services
Equipment and supply sales	7,519	6,138
Service revenues	6,489	4,334
Total revenues	$59,129	$50,593

Revenues from Medicare as a percentage of the Company's total revenue for the three months ended March 31, 2025 and 2024 were 41% and 43%, respectively.

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

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale, they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the three months ended March 31, 2025 and March 31, 2024.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company adopted this standard during the year ended December 31, 2024, which did not have a material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities' annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this pronouncement and is evaluating the impact it will have on its upcoming annual filing on Form 10-K for the year ended December 31, 2025; however, the Company currently does not believe the adoption will have a material impact on its consolidated financial statements and disclosures for that Form 10-K filing.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which specifies additional disclosure requirements. The new guidance requires additional disclosures, including the composition of certain income expense line items (such as purchases of inventory, employee compensation, and 'other expenses') and a separate disclosure for selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, however, early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

The following table details the Company’s fixed assets:

	March 31, 2025	December 31, 2024
Medical equipment	$118,103	$116,938
Furniture and equipment	4,684	4,523
Land	2,566	2,566
Buildings	8,379	8,307
Leasehold improvements	647	660
Vehicles	1,316	1,288
Less: Accumulated depreciation	(54,641)	(58,003)
Property and equipment, net of accumulated depreciation	$81,054	$76,279

Depreciation in the amount of $6.3 million and $5.9 million is included in cost of revenue for the three months ended March 31, 2025 and 2024, respectively. Medical equipment purchases with a cost of $3.6 million and $2.2 million were included in accounts payable at March 31, 2025 and December 31, 2024, respectively.

5.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	March 31, 2025	December 31, 2024
Accrued trade payables	$4,693	$4,016
Accrued commissions payable	1,139	1,027
Accrued bonuses payable	2,542	6,589
Accrued vacation and payroll	4,476	3,402
Current portion of phantom share liability	917	1,701
Accrued other liabilities	3,776	3,422
Total accrued liabilities	$17,543	$20,157

6.     Debt and Lease Liabilities

Debt

The following table summarizes the Company’s debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
2022 Senior Credit Facilities	$4,469	$4,563
Medical equipment financing	15	34
Financing costs and commitment fees	(564)	(599)
Current portion	(390)	(409)
Long-term portion	$3,530	$3,589

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at March 31, 2025.

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

On May 28, 2024, the Company entered into a First Amendment to the 2022 Senior Credit Facilities that (a) extended the delayed draw term loan commitment expiration date to November 29, 2025, from its initial expiration date of May 29, 2024, and (b) provided for other technical amendments.

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

Leases

The Company has recognized finance lease liabilities for vehicles and operating leases for land and buildings that have terms greater than twelve months, as follows:

	March 31, 2025	December 31, 2024
Lease liabilities	$2,840	$2,868
Less:
Current portion of lease liabilities	(937)	(861)
Net long-term lease liabilities	$1,903	$2,007

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. These lease liabilities are recorded at their present value using a discount rate ranging from 5.50% to 7.87%, based on the Company's incremental borrowing rate at the time of assessment. At March 31, 2025, the weighted average lease term was approximately 3.23 years.

Future maturities of the Company's operating lease liabilities as of March 31, 2025 are summarized as follows:

Lease Liability
2025	$780
2026	1,022
2027	794
2028	582
2029	3
Thereafter	3
Total lease payments	$3,184
Less: imputed interest	$376
Present value of lease liabilities	$2,808

Operating rental expenses were $386,000 and $355,000 during the three months ended March 31, 2025 and March 31, 2024, respectively.

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

Assets Measured at Fair Value on a Recurring Basis

The Company measures certain assets at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The following tables summarize the Company's assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	At March 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$253	—	—	$253
Total	$253	$—	$—	$253

	At December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$10,582	—	—	$10,582
Total	$10,582	$—	$—	$10,582

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

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 39,523,787 and 39,132,897 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

The Company acquired and cancelled 193,173 common shares at a cost of $1.6 million to satisfy employee income tax withholding associated with RSUs vesting during the three months ended March 31, 2025. The Company’s retained earnings were reduced by the amount paid for the shares repurchased and cancelled.

Stock-Based Compensation

On June 6, 2024 (the "Effective Date"), the Company’s shareholders approved the Company's 2024 Long Term Incentive Plan (the "2024 Omnibus Plan") to provide an incentive to attract, retain, and reward directors, officers, employees, and consultants who provide services to the Company or any of its subsidiaries. All directors, officers, employees, and consultants of the Company and/or its affiliates are eligible to receive awards under the 2024 Omnibus Plan, subject to its terms. Awards include common share purchase options, restricted stock, stock appreciation rights, performance awards, or other stock-based awards, including restricted stock units, deferred stock units, and dividends and dividend equivalents. The maximum number of common shares that will be available for awards and issuance under the 2024 Omnibus Plan and that may be reserved for issuance at any time, including under previous plans such as the 2020 Long Term Incentive Plan (effective June 11, 2020), the Amended and Restated Stock Option Plan (effective as of July 17, 2018), the Amended and Restated Restricted Share Unit Plan (effective as of July 17, 2018), and the Deferred Share Unit Plan (effective July 17, 2018), is 7,800,000 shares. The maximum amount of common shares that may be awarded under the 2024 Omnibus Plan as “incentive stock options” is 1,000,000 common shares. As of March 31, 2025, the Company had outstanding options of 3,898,000 and RSUs of 2,224,000 associated with common shares under the existing plans.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock-based compensation - options	$16	$111
Stock-based compensation - restricted stock units	2,295	1,321
Total	$2,311	$1,432

At March 31, 2025, there was approximately $9,000 of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted average period of 0.36 years. As of March 31, 2025, there was approximately $12,442,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted average period of 1.71 years.

Options

The following table summarizes stock option activity for the three months ended March 31, 2025:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2024	3,917	$5.36	5.0 years	$10,984
Issued	—	—
Exercised	(2)	5.21
Expired / Forfeited	(17)	10.44
Balance March 31, 2025	3,898	$5.34	4.8 years	$8,677
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing price of the Company's common shares on the last trading day of the period ($7.28 and $8.02 on March 31, 2025 and December 31, 2024, respectively).

The aggregate intrinsic value of options outstanding was $8,677,000 and options exercisable was $8,643,000 at March 31, 2025. For the three months ended March 31, 2025, 2,225 common shares were issued pursuant to the exercise of stock options.

At March 31, 2025, the Company had 3,871,000 exercisable stock options outstanding with a weighted average exercise price of $5.34 and a weighted average remaining contractual life of 4.8 years. At December 31, 2024, the Company had 3,691,000 exercisable stock options outstanding with a weighted average exercise price of $5.37 and a weighted average remaining contractual life of 4.9 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the three months ended March 31, 2025.

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

The following table summarizes RSU activity for the three months ended March 31, 2025:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2024	1,514	$7.80	1.38 years	$12,141
Issued	1,292	8.15
Vested	(582)	7.49
Forfeited	—	—
Balance March 31, 2025	2,224	$8.08	1.71 years	$16,188
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the closing price of the Company's common shares on the last trading day of the period ($7.28 and $8.02 on March 31, 2025 and December 31, 2024, respectively).

During the three months ended March 31, 2025, the Company issued 1,291,631 RSUs with equal annual vestings over a three year period and a fair value of $8.15 per share.

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

The following table summarizes PSU activity for the three months ended March 31, 2025:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2024	441	$3,537
Issued	261	2,164
Vested	(199)	1,641
Forfeited	(1)	(9)
Balance March 31, 2025	502	$3,655
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s common shares at that time, the value of issued share equivalents is based on the market price of the Company’s common shares at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, and the values of forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's common shares at the end of the period. The market price of the Company's common shares was $7.28 and $8.02 on March 31, 2025 and December 31, 2024, respectively.

The change in fair value of the PSUs has been charged to the Condensed Consolidated Statements of Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with PSUs at March 31, 2025 is $1,327,000, with $917,000 of this amount included in current accrued liabilities and the remaining portion of $410,000 included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of PSUs is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income. The following table summarizes expense associated with the PSUs for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Selling, general, and administrative	$411	$840

The Company paid cash settlements of $1.6 million and $1.0 million during the three months ended March 31, 2025 and 2024, respectively, pertaining to vestings of cash-settled PSUs.

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

10.     Income Taxes

For the three months ended March 31, 2025, the Company recorded income tax expense of $1.0 million, which includes a discrete tax benefit of $0.1 million associated with stock-based compensation arrangements. Excluding the impact of the discrete taxes, the effective rate for the three months ended March 31, 2025 is 29.7%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year.

At March 31, 2025 and 2024, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2021.

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2025	2024
Numerator - basic and diluted:
Net income attributable to Viemed Healthcare, Inc.	$2,625	$1,603

Denominator:
Basic weighted average number of common shares	39,426,753	38,717,123
Diluted weighted average number of shares	41,627,876	40,580,634

Basic earnings per share	$0.07	$0.04
Diluted earnings per share	$0.06	$0.04

Denominator calculation from basic to diluted:
Basic weighted average number of common shares	39,426,753	38,717,123
Stock options and other dilutive securities	2,201,123	1,863,511
Diluted weighted average number of shares	41,627,876	40,580,634

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

12.     Subsequent Events

On May 6, 2025, the Company, through its a wholly-owned subsidiary Viemed, Inc., entered into a definitive agreement to acquire Lehan Drugs, Inc. (“Lehan”), a privately held provider of home medical equipment headquartered in DeKalb, Illinois, for a base purchase price of $26 million, subject to customary adjustments for net working capital and an estimated $2.2 million of additional contingent payments. The acquisition is expected to be funded through a combination of cash on hand and borrowings under the Company’s existing credit facilities.

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

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 or "forward-looking information" as such term is defined in applicable Canadian securities legislation (collectively, "forward-looking statements"). Any statements other than statements of historical information, including those that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance, including the Company’s expectations about its pending acquisition of Lehan, such as expected purchase price, contingent payments, closing date, funding sources, and other benefits, are not historical facts and may be forward-looking and may involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. These forward-looking statements are made as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which the we operate; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; the state of the capital markets; the availability of funds and resources to pursue operations; inflation; reductions in reimbursement rates and audits of reimbursement claims by various governmental and private payor entities; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

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

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 54.4% and 57.7% of our revenue for the three months ended March 31, 2025 and 2024, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We anticipate expanding our workforce of RTs to support our growth and ensure our high service model is maintained in the home. As of March 31, 2025, we employed 418 licensed RTs, representing approximately 34% of our company-wide employee count. Beyond fulfilling our internal staffing needs, we also provide healthcare staffing and recruitment services, offering tailored workforce solutions to external healthcare institutions and partners seeking qualified clinical professionals.

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

Market consolidation is a notable trend favoring larger, financially stable players. The decline in the number of smaller regional players is attributed to the capital investment and scale required to compete effectively. This has led to a more consolidated and competitive landscape in the durable medical equipment (“DME”) market.

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

There is also uncertainty surrounding the U.S. healthcare regulatory environment. Future changes in federal spending priorities, program eligibility, and administrative policy may materially affect the HME industry. For example, on January 20, 2025, President Trump issued an executive order establishing the U.S. Department of Government Efficiency Service Temporary Organization (“DOGE”) to reform federal processes and reduce expenditures. Subsequently, on February 5, 2025, the Centers for Medicare & Medicaid Services (“CMS”) announced a partnership with DOGE to evaluate more efficient resource use within federal healthcare programs. It remains unclear how these actions will evolve or what implications they may have for the broader healthcare ecosystem.

In addition, ventilator coverage remains a key area of regulatory focus. Although ventilators have historically been included under the National Coverage Determination (“NCD”) for the Durable Medical Equipment Reference List, which has been in effect since April 1, 2003, there is currently no dedicated coverage policy that specifically addresses ventilator use. On September 11, 2024, the CMS initiated a national coverage analysis (NCA) to evaluate the use of noninvasive positive pressure ventilation in the home for the treatment of chronic respiratory failure related to chronic obstructive pulmonary disease. CMS released a proposed decision memo on March 11, 2025, and a final determination is scheduled for June 9, 2025, although the timing may be extended or delayed. We have actively participated in the coverage analysis process, including the submission of formal comments, and we continue to engage with CMS, the Department of Health and Human Services, and members of Congress. The issuance of a revised or new NCD that clearly defines medical necessity criteria for ventilator use could significantly affect patient access, reimbursement, and utilization of ventilator therapies, and may have a material impact on our business.

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

As discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, we are exposed to risks related to our reliance on third-party suppliers, including those associated with evolving trade policies and tariff regimes. In the first quarter of 2025, the U.S. government imposed new tariffs on a broad range of imported goods from several countries, prompting reciprocal measures from affected trade partners. While medical equipment has historically been excluded from such tariffs, the scope of the latest measures and their potential future expansion create uncertainty around equipment pricing and availability. We are closely monitoring these developments and assessing their potential operational and financial impact. In response, we are actively pursuing mitigation strategies, including evaluating alternative sourcing arrangements, engaging with domestic manufacturers where feasible, and refining our inventory and supply chain planning to minimize disruption and preserve margin stability.

Future volatility in general price inflation and its impact on material availability, shipping, warehousing, and operational overhead could further impact financial results. Viemed attempts to address these pressures through its inflation-linked reimbursement contracts, negotiation, leveraging its purchasing power and embracing technology, such as its proprietary clinical management platform.

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Financial Information:
Revenue	$59,129	$60,695	$58,004	$54,965	$50,593	$50,739	$49,402	$43,311
Gross Profit	33,279	36,138	34,371	32,892	29,802	32,111	30,562	26,106
Gross Profit %	56%	60%	59%	60%	59%	63%	62%	60%
Net Income attributable to Viemed Healthcare, Inc.	$2,625	$4,316	$3,878	$1,468	$1,603	$3,477	$2,919	$2,330
Cash and Cash Equivalents (As of)	$10,160	$17,540	$11,347	$8,807	$7,309	$12,839	$10,078	$10,224
Total Assets (As of)	$178,079	$177,069	$169,526	$163,947	$154,875	$154,895	$149,400	$149,117
Adjusted EBITDA(1)	$12,765	$14,242	$13,954	$12,813	$10,098	$12,845	$12,081	$9,810
Operational Information:
Vent Patients(2)	11,809	11,795	11,374	10,905	10,450	10,327	10,244	10,005
PAP Therapy Patients(3)	22,899	21,338	19,478	17,349	15,726	14,900	14,788	13,313
Sleep Resupply Patients(4)	22,941	24,478	22,143	20,185	18,904	18,902	18,544	12,572
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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024:

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	% of Total Revenue	2024	% of Total Revenue	$ Change	% Change
Revenue	$59,129	100.0%	$50,593	100.0%	$8,536	16.9%
Cost of revenue	25,850	43.7%	20,791	41.1%	5,059	24.3%
Gross profit	33,279	56.3%	29,802	58.9%	3,477	11.7%
Selling, general and administrative	28,425	48.1%	24,814	49.0%	3,611	14.6%
Research and development	797	1.3%	750	1.5%	47	6.3%
Stock-based compensation	2,311	3.9%	1,432	2.8%	879	61.4%
Depreciation and amortization	348	0.6%	415	0.8%	(67)	(16.1)%
Loss (gain) on disposal of property and equipment	(2,368)	(4.0)%	213	0.4%	(2,581)	(1211.7)%
Other income, net	(75)	(0.1)%	(26)	(0.1)%	(49)	188.5%
Income from operations	3,841	6.5%	2,204	4.4%	1,637	74.3%
Non-operating income and expenses
Income from investments	—	—%	(67)	(0.1)%	67	(100.0)%
Interest expense, net	179	0.3%	150	0.3%	29	19.3%
Net income before taxes	3,662	6.2%	2,121	4.2%	1,541	72.7%
Provision for income taxes	952	1.6%	518	1.0%	434	83.8%
Net income	$2,710	4.6%	1,603	3.2%	$1,107	69.1%
Net income attributable to noncontrolling interest	85	0.1%	—	—%	85	NM
Net income attributable to Viemed Healthcare, Inc.	$2,625	4.4%	$1,603	3.2%	$1,022	63.8%

Revenue

The following table summarizes our revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	% of Total Revenue	2024	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$32,159	54.4%	$29,187	57.7%	$2,972	10.2%
Other home medical equipment rentals	12,962	21.9%	10,934	21.6%	2,028	18.5%
Revenue from sales and services
Equipment and supply sales	7,519	12.7%	6,138	12.1%	1,381	22.5%
Service revenues	6,489	11.0%	4,334	8.6%	2,155	49.7%
Total revenues	$59,129	100.0%	$50,593	100.0%	$8,536	16.9%

For the three months ended March 31, 2025, revenue totaled $59.1 million, an increase of $8.5 million (or 16.9%) from the comparable period in 2024. The primary driver of this growth was our ventilator rental revenue, which increased by $3.0 million (or 10.2%) due to higher patient volumes associated with strong demand for ventilation services. Additionally, rental revenue from other home medical equipment increased by $2.0 million (or 18.5%) due to an expanding patient base, robust demand for Positive Airway Pressure (PAP) therapy, oxygen therapy, and percussion vest services. Equipment and supply sales grew by $1.4 million (or 22.5%) largely attributable to the success of our sleep resupply program. Furthermore, service revenue experienced an increase of $2.2 million (or 49.7%), primarily due to the growth of healthcare staffing offerings and a shift in service mix from workforce management arrangements to external staffing services.

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

Cost of revenue and gross profit

For the three months ended March 31, 2025, cost of revenue totaled $25.9 million, an increase of $5.1 million (or 24.3%) from the comparable period in 2024. Gross profit percentage decreased from 58.9% in the three months ended March 31, 2024 to 56.3% in the three months ended March 31, 2025. While the shift in revenue composition has temporarily impacted gross profit margins, we expect these margins to improve in future periods. This improvement is anticipated to result from efficiencies associated with the scaling of our individual product and service lines. However, the continued diversification of our offerings may partially offset these gains, moderating the expansion of gross profit margins.

Selling, general and administrative expense

Selling, general and administrative expenses as a percentage of revenue improved to 48.1% for the three months ended March 31, 2025 compared to 49.0% for the three months ended March 31, 2024. Selling, general and administrative expenses totaled $28.4 million for the three months ended March 31, 2025, an increase of $3.6 million (or 14.6%) from the comparable period in 2024. The improvement in selling, general, and administrative expenses as a percentage of revenue is attributable to economies of scale and improvements in operational efficiencies. The overall increase in selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses to accommodate the overall growth of the Company, including the acquisition of HomeMed on April 1, 2024. Our full-time employee count increased from 1,030 on March 31, 2024 to 1,222 on March 31, 2025, an increase of 19%. Employee compensation expenses increased $2.2 million (or 12%) as a result of the increase in our employee headcount. We expect that selling, general and administrative expenses as a percentage of revenue will continue to improve through the end of 2025 due to increased efficiencies and cost optimization efforts.

Research and development

For the three months ended March 31, 2024 and March 31, 2025, research and development expense totaled $0.8 million. As we continue to invest in research and development related projects to support our technology initiatives, we expect that the associated costs will remain consistent in 2025 relative to 2024.

Stock-based compensation

For the three months ended March 31, 2025, stock-based compensation totaled $2.3 million, an increase of 61.4% from the comparable period in 2024, primarily driven by the transition from phantom stock liability awards to equity awards as a percentage of employee compensation. We anticipate that as we expand our workforce, incorporating stock-based awards as a component of employee compensation, stock-based compensation expense will correspondingly rise. We expect stock-based compensation expense to remain relatively consistent throughout the remainder of 2025.

Loss (gain) on disposal of property and equipment

For the three months ended March 31, 2025, gain on disposal of property and equipment totaled $2.4 million compared to loss on disposal of property and equipment of $0.2 million for the three months ended March 31, 2024. The gain primarily resulted from proceeds related to the sale of recalled ventilators back to the manufacturer. We anticipate additional future gains from the disposal of eligible devices, as the proceeds from these disposals are expected to exceed their net book value.

Provision for income taxes

For the three months ended March 31, 2025, the provision for income taxes was a $1.0 million expense, compared to a $0.5 million expense during the 2024 period. Our annual estimated effective tax rate for 2025 is 29.7%.

Net income

For the three months ended March 31, 2025, net income was $2.7 million, an increase of $1.1 million (or 69.1%) from the comparable period in 2024. Net income as a percentage of net revenue increased from 3.2% for the three months ended March 31, 2024 to 4.6% for the three months ended March 31, 2025.

Non-GAAP Financial Measures

The Company uses Adjusted EBITDA, which is a financial measure that is not prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Management believes Adjusted EBITDA provides helpful information with respect to the Company’s operating performance as viewed by management, including a view of the Company’s business that is not dependent on the impact of the Company’s capitalization structure and items that are not part of the Company’s day-to-day operations. Management uses Adjusted EBITDA (i) to compare the Company’s operating performance on a consistent basis, (ii) to calculate incentive compensation for the Company’s employees, (iii) for planning purposes, including the preparation of the Company’s internal annual operating budget, and (iv) to evaluate the performance and effectiveness of the Company’s operational strategies. Accordingly, management believes that Adjusted EBITDA provides useful information in understanding and evaluating the Company’s operating performance in the same manner as management. It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to revenue or net income, as applicable, or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of the Company's liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. In calculating Adjusted EBITDA, certain items (mostly non-cash) are excluded from net income attributable to Viemed Healthcare, Inc. including depreciation and amortization of capitalized assets, net interest expense (income), stock based compensation, transaction costs, impairment of assets, and taxes.

The following table is a reconciliation of net income attributable to Viemed Healthcare, Inc., the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Net Income attributable to Viemed Healthcare, Inc.	$2,625	$4,316	$3,878	$1,468	$1,603	$3,477	$2,919	$2,330
Add back:
Depreciation & amortization	6,613	6,366	6,408	6,309	6,285	5,918	5,975	5,207
Interest expense (income)	179	147	225	254	150	256	237	(20)
Stock-based compensation(a)	2,311	1,521	1,712	1,620	1,432	1,534	1,453	1,471
Transaction costs(b)	85	11	12	221	110	61	177	94
Impairment of assets(c)	—	—	125	2,173	—	—	—	—
Income tax expense	952	1,881	1,594	768	518	1,599	1,320	728
Adjusted EBITDA	$12,765	$14,242	$13,954	$12,813	$10,098	$12,845	$12,081	$9,810

(a) Represents non-cash, equity-based compensation expense associated with option and RSU awards.
(b) Represents transaction costs and expenses related to acquisition and integration efforts associated with recently announced or completed acquisitions.
(c) Represents impairments of the fair value of investment and litigation-related assets.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2025 was $10.2 million, compared to $17.5 million at December 31, 2024. Typically, our principal source of liquidity is the collection of our patient accounts receivable. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness. Based on our current plan of operations, we believe cash and cash equivalents, when combined with expected cash flows from operations and amounts available under our 2022 Senior Credit Facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company has also historically utilized short term financing arrangements with suppliers that could be extended over a longer term if there was a need for additional liquidity.

The Company had historically utilized Change Healthcare, a subsidiary of UnitedHealth Group, to submit patient claims to certain non-Medicare payors for reimbursement. UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. Although this incident did not impact our day-to-day operations or patient care delivery, it did cause delays in submitting patient claims to certain payors. By the end of the second quarter of 2024, the Company had replaced Change Healthcare as its clearinghouse and resumed claims submissions using alternative platforms for all claims. Although claim submission activity has normalized, the prior delays temporarily reduced operating cash flow and, in some cases, continue to impact the timing of cash collections and resolution of affected claims.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net Cash provided by (used in):
Operating activities	$2,854	$1,175
Investing activities	(8,530)	(5,365)
Financing activities	(1,704)	(1,340)
Net decrease in cash and cash equivalents	$(7,380)	$(5,530)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2025 was $2.9 million, resulting from net income of $2.7 million, increased by net income adjustments of $6.6 million and offset by an increase in non-cash working capital of $6.4 million. The net income adjustments primarily consisted of $6.6 million of depreciation and amortization and $2.3 million of stock-based compensation, partially offset by a $2.4 million gain on disposal of property and equipment. The primary changes in non-cash working capital were an increase in net accounts receivable of $1.9 million, a decrease in accrued liabilities of $3.1 million, and a decrease in income tax payable of $2.0 million, partially offset by an increase in trade payables of $1.2 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 was $8.5 million, consisting of $15.5 million of purchases of property and equipment, partially offset by $7.0 million of sales proceeds from the disposal of property and equipment. Net cash used for capital expenditures represents an increase of $3.2 million, or 59%, year over year. Purchases of property and equipment were primarily related to medical equipment rented to our patients.

Net cash used in investing activities during the three months ended March 31, 2024 was $5.4 million, consisting of $6.0 million of purchases of property and equipment, partially offset by $0.6 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2025 was $1.7 million. During the three months ended March 31, 2025, principal payments on the 2022 Senior Credit Facilities (as defined below) were $0.1 million. The Company acquired and cancelled 193,173 common shares at a cost of $1.6 million to satisfy employee income tax withholding associated with RSUs vesting during the three months ended March 31, 2025.

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

Senior Credit Facilities

On November 29, 2022, the Company refinanced its existing borrowings under the prior Commercial Business Loan Agreement with Hancock Whitney Bank and entered into a new credit agreement (the "2022 Senior Credit Facilities") with the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, that provides for an up to $30.0 million revolving credit facility (the "2022 Revolving Credit Facility") and an up to $30.0 million delayed draw term loan facility (the "2022 Term Loan Facility"), both maturing in November 2027. On May 28, 2024, the Company entered into a First Amendment to the 2022 Senior Credit Facilities that (a) extended the delayed draw term loan commitment expiration date to November 29, 2025, from its initial expiration date of May 29, 2024, and (b) provided for other technical amendments.

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility were $4.5 million as of March 31, 2025. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of March 31, 2025.

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at March 31, 2025.

Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, the repayment of debt, funding of acquisitions, operations, and other working capital requirements. Our contractual obligations primarily relate to the repayment of existing debt and contractual obligations for operating and finance leases. The following table presents our material contractual obligations and commitments to make future payments as of March 31, 2025:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$731	$4,544
Lease Obligations	1,125	2,091
Total	$1,856	$6,635

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after March 31, 2025. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $566,000 and $535,000 for the three months ended March 31, 2025 and 2024, respectively.

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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 2 to our consolidated financial statements included in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting estimate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to fluctuations in interest rates from borrowings under the 2022 Senior Credit Facilities. The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%. Outstanding borrowings subject to interest rate fluctuations under the 2022 Term Loan Facility were $4.5 million as of March 31, 2025. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of March 31, 2025. Based on our outstanding borrowings, an immediate 100 basis point change in interest rates would not have a material effect on our net income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 10, 2025, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our risk factors from those disclosed in that Annual Report.

A reduction or elimination of coverage or reimbursement of our products by third-party payors, including Medicare, in the future could adversely affect our business and results of operations.

A substantial portion of our revenues are derived from reimbursement by Medicare and other third-party payors for our ventilator products and services. Currently, ventilators are covered under the National Coverage Determination ("NCD") for the DME Reference List, effective since April 1, 2003, for the treatment of neuromuscular diseases, thoracic restrictive diseases, and chronic respiratory failure resulting from chronic obstructive pulmonary disease ("COPD"). While the DME Reference List has been updated, no standalone NCD has been issued for ventilators. On September 11, 2024, CMS initiated a national coverage analysis ("NCA") for noninvasive positive pressure ventilation ("NIPPV") in the home for treating chronic respiratory failure due to COPD. A proposed decision memo was published on March 11, 2025, with a final decision expected by June 9, 2025, although this date may be subject to change. We have actively participated in the analysis process, including the submission of formal comments, and continue to engage with CMS, the Department of Health and Human Services, and members of Congress on matters related to ventilator coverage.

A new NCD that clearly defines the medical necessity criteria for ventilator devices could significantly affect patient access, reimbursement, and utilization of ventilator therapies, and may have a material impact on our business. Because Medicare coverage criteria often influence commercial payors, including Medicare Advantage plans, changes to Medicare policy may have broader implications for coverage and reimbursement across our payer base. If coverage or reimbursement by Medicare or other third-party payors is reduced or eliminated, or if we are unable to expand or maintain coverage with additional commercial payors, our business, financial condition, and results of operations could be materially and adversely affected.

Adverse global macroeconomic conditions, including supply chain disruptions, tariffs, and fluctuations in foreign currency exchange rates, could negatively impact our operations, costs, and profitability.

Our business may be affected by a range of global macroeconomic conditions, including newly imposed tariffs, disruptions to the supply chain, and fluctuations in foreign currency exchange rates. While nearly all of our revenues are generated within the United States and denominated in U.S. dollars, we rely on both domestic and international suppliers for the medical equipment and supplies we rent and sell to patients. As a result, our cost structure and operational efficiency are subject to global market dynamics that may influence the availability and pricing of key products.

In the first quarter of 2025, the United States government implemented new tariffs on a wide range of imported goods from several countries. These actions led to reciprocal measures by impacted trade partners. Although medical equipment has typically been excluded from prior tariff rounds, the breadth of the new measures and the potential for further expansion have introduced uncertainty regarding future equipment costs and sourcing stability. Alternative sourcing arrangements, engagement with domestic manufacturers where feasible, and optimization of inventory and supply chain planning may help mitigate potential disruptions and support margin stability.

Additionally, global supply chain constraints continue to pose risks to our ability to acquire essential equipment and components in a timely and efficient manner. Factors such as raw material shortages, longer lead times from suppliers, and increased transportation expenses may limit our responsiveness to patient needs and may affect our ability to scale the business effectively.

Although our operations are primarily domestic, we are indirectly exposed to foreign currency exchange rate fluctuations through our international sourcing activities. Changes in the value of the U.S. dollar relative to other currencies, including the Canadian dollar and Chinese yuan, may impact the prices we pay to suppliers, which could increase our cost of goods sold and reduce our gross margins.

If these macroeconomic pressures persist or worsen, our ability to manage supply continuity, control costs, and meet patient demand could be adversely affected. As a result, our financial condition, operating results, and long-term strategic objectives may be negatively impacted.

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

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Exhibit Title

#2.1
Stock Purchase Agreement dated April 18, 2023 by and among Viemed, Inc., the Stockholders and Home Medical Products, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 19, 2023.

3.1	Notice of Articles of Business Corporation Act of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

3.2	Amended and Restated Business Corporation Act Articles of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.

*10.1	Executive Employment Agreement dated effective June 3, 2019 by and between Trae Fitzgerald and Sleep Management, LLC.

*10.2	Executive Employment Agreement dated effective August 1, 2022 by and between Jeremy Trahan and Sleep Management, LLC.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Date: May 7, 2025

Page 37