Form 10-Q
period 2025-06-30
VIEMED HEALTHCARE, INC.
filed 2025-08-06
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 38,785,759 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
June 30, 2025 and 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At June 30, 2025	At December 31, 2024
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2	$20,016	$17,540
Accounts receivable, net	2	26,549	24,911
Inventory	2	4,324	4,320
Prepaid expenses and other assets		4,402	6,109
Total current assets		$55,291	$52,880
Long-term assets
Property and equipment, net	4	79,735	76,279
Finance lease right-of-use assets		13	50
Operating lease right-of-use assets		2,639	2,831
Equity investments	2	2,794	2,794
Deferred tax asset	10	10,359	8,398
Identifiable intangibles, net		783	848
Goodwill	3	32,989	32,989
Total long-term assets		$129,312	$124,189
TOTAL ASSETS		$184,603	$177,069

LIABILITIES
Current liabilities
Trade payables		$8,253	$5,322
Deferred revenue		7,193	6,694
Income taxes payable		1,450	3,883
Accrued liabilities	5	18,644	20,157
Finance lease liabilities, current portion		15	50
Operating lease liabilities, current portion	6	895	811
Current portion of long-term debt	6	820	409
Total current liabilities		$37,270	$37,326
Long-term liabilities
Accrued liabilities	8	549	846
Operating lease liabilities, less current portion	6	1,695	2,007
Long-term debt	6	3,465	3,589
Total long-term liabilities		$5,709	$6,442
TOTAL LIABILITIES		$42,979	$43,768
Commitments and Contingencies		—	—
SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 39,605,005 and 39,132,897 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8	$27,787	$23,365
Additional paid-in capital		18,102	18,337
Retained earnings		93,842	89,691
TOTAL VIEMED HEALTHCARE, INC.'S SHAREHOLDERS' EQUITY		$139,731	$131,393
Noncontrolling interest in subsidiary	3	1,893	1,908
TOTAL SHAREHOLDERS' EQUITY		141,624	133,301
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$184,603	$177,069

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2025	2024	2025	2024
Revenue	2	$63,056	$54,965	$122,185	$105,558

Cost of revenue		26,325	22,073	52,175	42,864

Gross profit		$36,731	$32,892	$70,010	$62,694

Operating expenses
Selling, general and administrative		28,803	26,503	57,228	51,317
Research and development		847	758	1,644	1,508
Stock-based compensation	8	2,341	1,620	4,652	3,052
Depreciation and amortization		353	377	701	792
Gain on disposal of property and equipment		(636)	(545)	(3,004)	(332)
Other expense (income), net		(72)	563	(147)	537
Income from operations		$5,095	$3,616	$8,936	$5,820

Non-operating income and expenses
Loss on investments		—	(1,117)	—	(1,050)
Interest expense, net	6	(132)	(254)	(311)	(404)

Net income before taxes		4,963	2,245	8,625	4,366
Provision for income taxes	10	1,713	768	2,665	1,286
Net income		$3,250	$1,477	$5,960	$3,080
Net income attributable to noncontrolling interest		93	9	178	9
Net income attributable to Viemed Healthcare, Inc.		$3,157	$1,468	$5,782	$3,071

Net income per share
Basic	11	$0.08	$0.04	$0.15	$0.08
Diluted	11	$0.08	$0.04	$0.14	$0.08

Weighted average number of common shares outstanding:
Basic	11	39,515,247	38,822,980	39,471,244	38,558,479
Diluted	11	41,083,760	40,553,449	41,393,523	40,313,042

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2023	38,506,161	$18,702	$15,698	$79,495	$—	$113,895
Stock-based compensation - options	—	—	111	—	—	111
Stock-based compensation - restricted stock	—	—	1,321	—	—	1,321
Exercise of options	60,130	304	—	—	—	304
Shares issued for vesting of restricted stock units	378,837	2,836	(2,836)	—	—	—
Shares redeemed to pay income tax	(128,362)	—	—	(961)	—	(961)
Net income	—	—	—	1,603	—	1,603
Shareholders' equity, March 31, 2024	38,816,766	$21,842	$14,294	$80,137	$—	$116,273

Stock-based compensation - options	—	—	59	—	—	59
Stock-based compensation - restricted stock	—	—	1,561	—	—	1,561
Exercise of options	4,000	21	—	—	—	21
Shares issued for vesting of restricted stock units	6,654	47	(47)	—	—	—
Shares redeemed to pay income tax	(1,621)	—	—	(11)	—	(11)
Acquired noncontrolling interest	—	—	—	—	1,800	1,800
Net income	—	—	—	1,468	9	1,477
Shareholders' equity, June 30, 2024	38,825,799	$21,910	$15,867	$81,594	$1,809	$121,180

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2024	39,132,897	$23,365	$18,337	$89,691	$1,908	$133,301
Stock-based compensation - options	—	—	16	—	—	16
Stock-based compensation - restricted stock	—	—	2,295	—	—	2,295
Exercise of options	2,225	11	—	—	—	11
Shares issued for vesting of restricted stock units	581,838	4,775	(4,775)	—	—	—
Shares redeemed to pay income tax	(193,173)	—	—	(1,584)	—	(1,584)
Net income	—	—	—	2,625	85	2,710
Shareholders' equity, March 31, 2025	39,523,787	$28,151	$15,873	$90,732	$1,993	$136,749

Stock-based compensation - options	—	—	6	—	—	6
Stock-based compensation - restricted stock	—	—	2,335	—	—	2,335
Exercise of options	336,633	1,357	—	—	—	1,357
Shares issued for vesting of restricted stock units	21,293	145	(145)	—	—	—
Shares redeemed to pay income tax	(6,647)	—	—	(47)	—	(47)
Distribution to non-controlling interest	—	—	—	—	(193)	(193)
Shares repurchased under the share repurchase program	(270,061)	(1,866)	33	—	—	(1,833)
Net income	—	—	—	3,157	93	3,250
Shareholders' equity, June 30, 2025	39,605,005	$27,787	$18,102	$93,842	$1,893	$141,624

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Six Months Ended June 30,
	Note	2025	2024
Cash flows from operating activities
Net income		$5,960	$3,080
Adjustments for:
Depreciation and amortization		13,504	12,594
Stock-based compensation expense	8	4,652	3,052
Distributions of earnings received from equity method investments		—	147
Income from equity method investments		—	(261)
Loss from debt investment		—	1,219
Gain on disposal of property and equipment		(3,004)	(332)
Amortization of deferred financing costs		64	85
Deferred income tax benefit		(1,961)	—
Changes in working capital:
Accounts receivable, net		(1,638)	(8,225)
Inventory		(4)	470
Prepaid expenses and other assets		(150)	1,523
Trade payables		1,598	1,114
Deferred revenue		499	394
Accrued liabilities		(1,979)	(904)
Income tax payable/receivable		(2,433)	(2,599)
Net cash provided by operating activities		$15,108	$11,357
Cash flows from investing activities
Purchase of property and equipment		(23,612)	(14,940)
Cash paid for acquisitions, net of cash acquired	3	—	(2,999)
Proceeds from sale of property and equipment	4	13,355	1,407
Net cash used in investing activities		$(10,257)	$(16,532)
Cash flows from financing activities
Proceeds from exercise of options	8	1,368	325
Principal payments on term notes	6	(220)	(810)
Proceeds from revolving credit facilities	6	—	3,000
Payments for debt issuance costs		—	(151)
Shares redeemed to pay income tax	8	(1,631)	(972)
Shares repurchased under the share repurchase program		(1,664)	—
Repayments of finance lease liabilities		(35)	(249)
Distributions to non-controlling interest		(193)	—
Net cash provided by (used in) financing activities		$(2,375)	$1,143
Net increase (decrease) in cash and cash equivalents		2,476	(4,032)
Cash and cash equivalents at beginning of year		17,540	12,839
Cash and cash equivalents at end of period		$20,016	$8,807
Supplemental disclosures of cash flow information
Cash paid during the period for interest		$212	$515
Cash paid during the period for income taxes, net of refunds		$7,059	$3,841
Supplemental disclosures of non-cash transactions
Equipment and other fixed asset purchases payable at end of period		$3,955	$2,725
Equipment sales receivable at end of period		$986	$2,187
Repurchases of shares not yet settled		$169	$—

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

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements are unaudited, but reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. The Company's fiscal year ends on December 31. The Condensed Consolidated Balance Sheet as of June 30, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto and the report of the Company's independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Included in accounts receivable at June 30, 2025 are amounts due from Medicare representing 28% of total outstanding net receivables. As of December 31, 2024, 27% of total outstanding net receivables were amounts due from Medicare.

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

Equity Investments

Equity investments on the Condensed Consolidated Balance Sheets are primarily comprised of equity investments without readily determinable fair values accounted for under the measurement alternative described in ASC 321-10-35-2. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The balance of the Company’s equity investments was $2.8 million as of June 30, 2025 and December 31, 2024. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of June 30, 2025 on its investments in equity securities without a readily determinable fair value.

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

The revenues from each major source are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$33,819	$30,445	$65,979	$59,632
Other home medical equipment rentals	13,823	12,211	26,798	23,145
Revenue from sales and services
Equipment and supply sales	9,514	7,378	17,020	13,516
Service revenues	5,900	4,931	12,388	9,265
Total revenues	$63,056	$54,965	$122,185	$105,558
Revenues from Medicare as a percentage of the Company's total revenue for the six months ended June 30, 2025 and 2024 were 40% and 43%, respectively.

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

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale, they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the six months ended June 30, 2025 and June 30, 2024.

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

3.     Business Combinations

East Alabama HomeMed, LLC

On April 1, 2024, the Company acquired a controlling 60% equity interest in East Alabama HomeMed, LLC ("HomeMed"). The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. As a result of the acquisition, goodwill of $3.2 million and a trade name of $0.4 million were recognized. The Company determined that its portion of the goodwill is fully tax-deductible. Additionally, a noncontrolling interest of $1.8 million was recorded at the acquisition date. The accompanying financial statements include the results of HomeMed's operations from the acquisition date. Changes in the noncontrolling interests after the acquisition date are accounted for pursuant to ASC 810, Consolidation.

4.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	June 30, 2025	December 31, 2024
Medical equipment	$116,058	$116,938
Furniture and equipment	4,845	4,523
Land	2,566	2,566
Buildings	8,429	8,307
Leasehold improvements	648	660
Vehicles	1,279	1,288
Less: Accumulated depreciation	(54,090)	(58,003)
Property and equipment, net of accumulated depreciation	$79,735	$76,279

Depreciation in the amount of $6.5 million and $5.9 million is included in cost of revenue for the three months ended June 30, 2025 and 2024, respectively, and in the amount of $12.8 million and $11.8 million for the six months ended June 30, 2025 and 2024, respectively.

5.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	June 30, 2025	December 31, 2024
Accrued trade payables	$4,343	$4,016
Accrued commissions payable	1,085	1,027
Accrued bonuses payable	4,474	6,589
Accrued vacation and payroll	3,488	3,402
Current portion of phantom share liability	1,092	1,701
Accrued other liabilities	4,162	3,422
Total accrued liabilities	$18,644	$20,157

6.     Debt and Lease Liabilities

Debt

The following table summarizes the Company’s debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
2022 Senior Credit Facilities	$4,375	$4,563
Medical equipment financing	445	34
Financing costs and commitment fees	(535)	(599)
Current portion	(820)	(409)
Long-term portion	$3,465	$3,589

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at June 30, 2025.

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

On May 28, 2024, the Company entered into a First Amendment to the 2022 Senior Credit Facilities that (a) extended the delayed draw term loan commitment expiration date to November 29, 2025, from its initial expiration date of May 29, 2024, and (b) provided for other technical amendments. On June 6, 2025, the Company entered into a Second Amendment to the 2022 Senior Credit Facilities that (a) increased the permitted amount of restricted payments that may be made by the Company and its subsidiaries subject to specified conditions, and (b) made other conforming and administrative changes.

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

Leases

The Company has recognized finance lease liabilities for vehicles and operating leases for land and buildings that have terms greater than twelve months, as follows:

	June 30, 2025	December 31, 2024
Lease liabilities	$2,605	$2,868
Less:
Current portion of lease liabilities	(910)	(861)
Net long-term lease liabilities	$1,695	$2,007

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. These lease liabilities are recorded at present value based on a discount rate ranging from 5.5% to 7.87%, based on the Company's incremental borrowing rate at the time of assessment. At June 30, 2025, the weighted average lease term was approximately 3.02 years.

Future maturities of the Company's operating lease liabilities as of June 30, 2025 are summarized as follows:

Lease Liability
2025	$514
2026	1,022
2027	791
2028	583
2029	3
Thereafter	3
Total lease payments	$2,916
Less: imputed interest	326
Present value of lease liabilities	$2,590

Operating rental expenses were $0.8 million and $0.7 million during the six months ended June 30, 2025 and June 30, 2024, respectively.

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

Assets Measured at Fair Value on a Recurring Basis

The Company measures certain assets at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The following tables summarize the Company's assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	At June 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$4,277	$—	$—	$4,277
Total	$4,277	$—	$—	$4,277

	At December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements:
Money market mutual funds	$10,582	$—	$—	$10,582
Total	$10,582	$—	$—	$10,582

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

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 39,605,005 and 39,132,897 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

For the six months ended June 30, 2025, the Company repurchased and canceled 270,061 common shares at a cost of $1.8 million pursuant to the Share Repurchase Program authorized by the Board of Directors on June 6, 2025 (the "2025 Share Repurchase Program"). The Company also acquired and cancelled 199,820 common shares at a cost of $1.6 million to satisfy employee income tax withholding associated with RSUs vesting during the six months ended June 30, 2025. The Company’s equity accounts were reduced by the amount paid for the shares repurchased and cancelled.

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

On June 5, 2025, the Company's shareholders approved the first amendment to the 2024 Omnibus Plan, increasing the aggregate number of common shares authorized for issuance. Following this amendment, the maximum number of common shares that will be available for awards and issuance under the 2024 Omnibus Plan and that may be reserved for issuance at any time, including under previous plans such as the 2020 Long Term Incentive Plan (effective June 11, 2020), the Amended and Restated Stock Option Plan (effective as of July 17, 2018), the Amended and Restated Restricted Share Unit Plan (effective as of July 17, 2018), and the Deferred Share Unit Plan (effective July 17, 2018), is 7,904,769 shares. The maximum amount of common shares that may be awarded under the 2024 Omnibus Plan as “incentive stock options” is 1,000,000 common shares. As of June 30, 2025, the Company had outstanding options of 3,552,000 and RSUs of 2,187,000 associated with common shares under the existing plans.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation - options	$6	$59	$22	$170
Stock-based compensation - restricted stock units	2,335	1,561	4,630	2,882
Total	$2,341	$1,620	$4,652	$3,052

At June 30, 2025, there was approximately $3,000 of total unrecognized pre-tax stock option expense under the Company's equity compensation plans, which is expected to be recognized over a weighted-average period of 0.15 years. As of June 30, 2025, there was approximately $9,991,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.56 years.

Options

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2024	3,917	$5.36	5.0 years	$10,984
Issued	—	—
Exercised	(339)	4.04
Expired / Forfeited	(26)	10.44
Balance June 30, 2025	3,552	$5.45	4.7 years	$6,570
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing price of the Company's common shares on the last trading day of the period ($6.91 and $8.02 on June 30, 2025 and December 31, 2024, respectively).

The aggregate intrinsic value of options outstanding was $6,570,000 and options exercisable was $6,560,000 at June 30, 2025. For the six months ended June 30, 2025, 338,858 common shares were issued pursuant to the exercise of stock options.

At June 30, 2025, the Company had 3,535,000 exercisable stock options outstanding with a weighted average exercise price of $5.45 and a weighted average remaining contractual life of 4.6 years. At December 31, 2024, the Company had 3,691,000 exercisable stock options outstanding with a weighted average exercise price of $5.37 and a weighted average remaining contractual life of 4.9 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the six months ended June 30, 2025.

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

The following table summarizes RSU activity for the six months ended June 30, 2025:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2024	1,514	$7.80	1.38 years	$12,141
Issued	1,292	8.15
Vested	(603)	7.46
Forfeited	(16)	7.31
Balance June 30, 2025	2,187	$8.10	1.56 years	$15,109
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the closing price of the Company's common shares on the last trading day of the period ($6.91 and $8.02 on June 30, 2025 and December 31, 2024, respectively).

During the six months ended June 30, 2025, the Company issued 1,291,631 RSUs with vestings over a three year period and a fair value of $8.15 per share.

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

The following table summarizes PSU activity for the six months ended June 30, 2025:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2024	441	$3,537
Issued	261	2,164
Vested	(207)	1,641
Forfeited	(1)	(9)
Balance June 30, 2025	494	$3,414
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s common shares at that time, the value of issued share equivalents is based on the market price of the Company’s common shares at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, and the values of forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's common shares at the end of the period. The market price of the Company's common shares was $6.91 and $8.02 on June 30, 2025 and December 31, 2024, respectively.

The change in fair value of the PSUs has been charged to the Condensed Consolidated Statements of Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with PSUs at June 30, 2025 is $1.6 million, with $1.1 million of this amount included in current accrued liabilities and the remaining portion of $0.5 million included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of PSUs is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income. The following table summarizes expense (benefit) associated with the PSUs for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general, and administrative	$370	$(287)	$781	$553

The Company paid cash settlements of $1.6 million during each of the six months ended June 30, 2025 and 2024 pertaining to vestings of cash-settled PSUs.

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

10.     Income Taxes

For the six months ended June 30, 2025, the Company recorded income tax expense of $2.7 million, which includes a discrete tax benefit of less than $0.1 million associated with stock-based compensation arrangements. Excluding the impact of the discrete taxes, the effective rate for the six months ended June 30, 2025 is 31.7%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year.

At June 30, 2025 and 2024, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2021.

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator - basic and diluted:
Net income attributable to Viemed Healthcare, Inc.	$3,157	$1,468	$5,782	$3,071

Denominator:
Basic weighted-average number of common shares	39,515,247	38,822,980	39,471,244	38,558,479
Diluted weighted-average number of shares	41,083,760	40,553,449	41,393,523	40,313,042

Basic earnings per share	$0.08	$0.04	$0.15	$0.08
Diluted earnings per share	$0.08	$0.04	$0.14	$0.08

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	39,515,247	38,822,980	39,471,244	38,558,479
Stock options and other dilutive securities	1,568,513	1,730,469	1,922,279	1,754,563
Diluted weighted-average number of shares	41,083,760	40,553,449	41,393,523	40,313,042

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

12.     Subsequent Events

On July 1, 2025, the Company completed the acquisition of Lehan’s Medical Equipment, a privately held provider of home medical equipment headquartered in DeKalb, Illinois. The acquisition consideration includes a base purchase price of $26 million, subject to customary adjustments, and estimated contingent consideration of approximately $2.2 million.

The transaction was funded using $9.0 million from the Company’s 2022 Revolving Credit Facility, $9.0 million from the 2022 Term Loan Facility, and the remainder with cash on hand.

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

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 or "forward-looking information" as such term is defined in applicable Canadian securities legislation (collectively, "forward-looking statements"). Any statements other than statements of historical information, including those that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance, including the Company’s expectations about its acquisition of Lehan’s Medical Equipment, such as contingent payments and anticipated benefits, are not historical facts and may be forward-looking and may involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. These forward-looking statements are made as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

We derive the majority of our revenue through the rental of non-invasive and invasive ventilators which represented 53.6% and 55.4% of our revenue for the three months ended June 30, 2025 and 2024, respectively, and 54.0% and 56.5% for the six months ended June 30, 2025 and 2024, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We anticipate expanding our workforce of RTs to support our growth and ensure our high service model is maintained in the home. As of June 30, 2025, we employed 414 licensed RTs, representing approximately 33% of our company-wide employee count. Beyond fulfilling our internal staffing needs, we also provide healthcare staffing and recruitment services, offering tailored workforce solutions to external healthcare institutions and partners seeking qualified clinical professionals.

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

Regulatory uncertainty remains a key risk. Future changes in federal spending priorities, program eligibility, and administrative policies may materially affect the HME industry. Notably, the recent finalization of the “One Big Beautiful Bill Act” (OBBBA) has introduced significant healthcare reforms that could impact reimbursement structures, coverage policies, and provider obligations. Additionally, the implementation of Pay-As-You-Go (PAYGO) budgeting rules may result in further adjustments to Medicare and Medicaid spending, potentially leading to additional cost containment measures or payment reductions that could affect HME providers. As the industry adjusts to these developments, providers must continue to monitor and adapt to the evolving regulatory environment.

In addition, ventilator coverage remains a key area of regulatory focus. Although ventilators have historically been included under the National Coverage Determination (“NCD”) for the Durable Medical Equipment Reference List, which has been in effect since April 1, 2003, there is currently no dedicated coverage policy that specifically addresses ventilator use. On September 11, 2024, the CMS initiated a national coverage analysis (NCA) to evaluate the use of noninvasive positive pressure ventilation in the home for the treatment of chronic respiratory failure related to chronic obstructive pulmonary disease. CMS released a proposed decision memo on March 11, 2025, and issued the final NCD on June 9, 2025. We have actively participated in the NCD process through formal comments and ongoing engagement with CMS, the Department of Health and Human Services, and members of Congress. The final NCD establishes clear medical necessity criteria for ventilator use that are expected to impact patient access, reimbursement, and utilization of ventilator therapies. This development may have a material effect on our business.

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

As discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, we are exposed to risks related to our reliance on third-party suppliers, including those associated with evolving trade policies and tariff regimes. In early 2025, the U.S. government announced new tariffs on a broad range of imported goods from multiple countries, prompting reciprocal tariffs from affected trade partners. While medical equipment has traditionally been excluded from such tariffs, the expanded scope of recent trade measures and the possibility of further escalation create significant uncertainty around equipment pricing and supply availability. The timing, scope, and final implementation of these tariffs remain unpredictable. The Company is actively monitoring these developments and continuously assessing their potential operational and financial impacts.

Future volatility in general price inflation and its impact on material availability, shipping, warehousing, and operational overhead could further impact financial results. Viemed attempts to address these pressures through its inflation-linked reimbursement contracts, negotiation, leveraging its purchasing power and embracing technology, such as its proprietary clinical management platform.

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Financial Information:
Revenue	$63,056	$59,129	$60,695	$58,004	$54,965	$50,593	$50,739	$49,402
Gross Profit	$36,731	$33,279	$36,138	$34,371	$32,892	$29,802	$32,111	$30,562
Gross Profit %	58%	56%	60%	59%	60%	59%	63%	62%
Net Income attributable to Viemed Healthcare, Inc.	$3,157	$2,625	$4,316	$3,878	$1,468	$1,603	$3,477	$2,919
Cash and Cash Equivalents (As of)	$20,016	$10,160	$17,540	$11,347	$8,807	$7,309	$12,839	$10,078
Total Assets (As of)	$184,603	$178,079	$177,069	$169,526	$163,947	$154,875	$154,895	$149,400
Adjusted EBITDA(1)	$14,287	$12,765	$14,242	$13,954	$12,813	$10,098	$12,845	$12,081
Operational Information:
Vent Patients(2)	12,152	11,809	11,795	11,374	10,905	10,450	10,327	10,244
PAP Therapy Patients(3)	26,260	22,899	21,338	19,478	17,349	15,726	14,900	14,788
Sleep Resupply Patients(4)	25,246	22,941	24,478	22,143	20,185	18,904	18,902	18,544
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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024:

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	% of Total Revenue	2024	% of Total Revenue	$ Change	% Change
Revenue	$63,056	100.0%	$54,965	100.0%	$8,091	14.7%
Cost of revenue	26,325	41.7%	22,073	40.2%	4,252	19.3%
Gross profit	36,731	58.3%	32,892	59.8%	3,839	11.7%
Selling, general and administrative	28,803	45.7%	26,503	48.2%	2,300	8.7%
Research and development	847	1.3%	758	1.4%	89	11.7%
Stock-based compensation	2,341	3.7%	1,620	2.9%	721	44.5%
Depreciation and amortization	353	0.6%	377	0.7%	(24)	(6.4)%
Gain on disposal of property and equipment	(636)	(1.0)%	(545)	(1.0)%	(91)	16.7%
Other expense (income), net	(72)	(0.1)%	563	1.0%	(635)	(112.8)%
Income from operations	5,095	8.1%	3,616	6.6%	1,479	40.9%
Non-operating income and expenses
Loss on investments	—	—%	(1,117)	(2.0)%	1,117	(100.0)%
Interest expense, net	(132)	(0.2)%	(254)	(0.5)%	122	(48.0)%
Net income before taxes	4,963	7.9%	2,245	4.1%	2,718	121.1%
Provision for income taxes	1,713	2.7%	768	1.4%	945	123.0%
Net income	3,250	5.2%	1,477	2.7%	1,773	120.0%
Net income attributable to noncontrolling interest	93	0.2%	9	—%	84	933.3%
Net income attributable to Viemed Healthcare, Inc.	$3,157	5.0%	$1,468	2.7%	$1,689	115.1%

Revenue

The following table summarizes our revenue for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	% of Total Revenue	2024	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$33,819	53.6%	$30,445	55.4%	$3,374	11.1%
Other home medical equipment rentals	13,823	21.9%	12,211	22.2%	1,612	13.2%
Revenue from sales and services
Equipment and supply sales	9,514	15.1%	7,378	13.4%	2,136	29.0%
Service revenues	5,900	9.4%	4,931	9.0%	969	19.7%
Total revenue	$63,056	100.0%	$54,965	100.0%	$8,091	14.7%

For the three months ended June 30, 2025, revenue totaled $63.1 million, an increase of $8.1 million (or 14.7%) from the comparable period in 2024. The primary driver of this growth was our ventilator rental revenue, which increased by $3.4 million (or 11.1%) due to higher patient volumes associated with strong demand for ventilation services. Additionally, rental revenue from other home medical equipment increased by $1.6 million (or 13.2%) due to an expanding patient base, robust demand for Positive Airway Pressure (PAP) therapy, oxygen therapy, and percussion vest services. Equipment and supply sales grew by $2.1 million (or 29.0%) largely attributable to the success of our sleep resupply program. Furthermore, services revenue experienced an increase of $1.0 million (or 19.7%) primarily due to the growth of healthcare staffing offerings.

While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales, as well as our healthcare staffing offerings, is contributing to the diversity of our overall revenue mix. As we broaden our geographic footprint and deepen our presence in existing markets, we expect further growth in our ventilator patient base. Additionally, the continued expansion of existing home medical equipment offerings, together with the introduction of new and complementary products, is expected to serve as an additional driver of revenue growth in future periods.

Cost of revenue and gross profit

Cost of revenue for the three months ended June 30, 2025 was $26.3 million, an increase of $4.3 million (or 19.3%) compared to the same period in 2024. This increase was primarily driven by higher patient volumes and the expansion of our service offerings, which contributed to overall revenue growth.

Gross profit margin declined modestly to 58.3% in the three months ended June 30, 2025, down from 59.8% in the prior-year comparable period. The decrease in gross margin was largely driven by changes in our revenue mix associated with the diversification of our products and services.

We expect that continued growth and scaling of our operations may lead to improved cost efficiency over time. However, the margin impact of an evolving revenue mix could partially offset these benefits. As a result, gross margins may fluctuate in future periods depending on the composition of revenue sources and the degree to which we are able to capture economies of scale.

Selling, general and administrative expense

Selling, general, and administrative expenses as a percentage of revenue improved to 45.7% for the three months ended June 30, 2025 compared to 48.2% for the three months ended June 30, 2024. Selling, general and administrative expenses totaled $28.8 million for the three months ended June 30, 2025, an increase of $2.3 million (or 8.7%) from the comparable period in 2024.

The improvement in selling, general, and administrative expenses as a percentage of revenue reflects the benefits of operating leverage and continued gains in operational efficiency. The overall increase in selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses to accommodate the overall growth of the Company. Employee compensation expenses increased $1.8 million (or 9.9%) as a result of the increase in our employee headcount. We expect that selling, general and administrative expenses as a percentage of revenue will continue to improve through the end of 2025 supported by ongoing efficiency initiatives and disciplined cost management.

Research and development

For the three months ended June 30, 2025, research and development expense totaled $0.8 million, an increase of $0.1 million from the comparable period in 2024. As we continue to invest in research and development related projects to support our technology initiatives, we expect that the associated costs will remain consistent in 2025 relative to 2024.

Stock-based compensation

For the three months ended June 30, 2025, stock-based compensation totaled $2.3 million, an increase of 44.5% from the comparable period in 2024. The increase reflects our continued investment in employee retention and long-term incentive programs, including the broader integration of equity-based awards into our compensation structure.

As we expand our workforce and align employee incentives with long-term shareholder value, we expect stock-based compensation to remain a consistent component of our cost structure throughout the remainder of 2025.

Gain on disposal of property and equipment

For the three months ended June 30, 2025, gain on disposal of property and equipment totaled $0.6 million compared to gain on disposal of property and equipment of $0.5 million for the three months ended June 30, 2024. In both periods, the gains were primarily attributable to proceeds from the sale of recalled ventilators back to the manufacturer.

As our participation in the ventilator buyback program has substantially concluded, we do not expect further material gains from these transactions in future periods.

Other expense (income), net

For the three months ended June 30, 2025, other income totaled $0.1 million, compared to other expense of $0.6 million for the three months ended June 30, 2024. Other expense during the prior period is primarily due to an impairment of a litigation receivable of $0.9 million determined to be unrealizable as a result of the counterparty's bankruptcy proceedings.

Loss on investments

The $1.1 million loss on investments in the prior year period ended June 30, 2024 primarily reflects a loss recognized on a debt investment during the period. No investment related loss was recorded in the current period.

Interest expense, net

Net interest expense was not significant for the three months ended June 30, 2025 or the comparable period in 2024. However, we expect net interest expense to increase over the remainder of 2025 following the issuance of debt to finance the acquisition of Lehan’s Medical Equipment.

Provision for income taxes

For the three months ended June 30, 2025, the provision for income taxes was a $1.7 million expense, compared to a $0.8 million expense during the 2024 period. Our annual estimated effective tax rate for 2025 is 31.7%.

Net income

For the three months ended June 30, 2025, net income was $3.3 million, an increase of $1.8 million (or 120.0%) from the comparable period in 2024. Net income as a percentage of revenue increased from 2.7% for the three months ended June 30, 2024 to 5.2% for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024:

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	% of Total Revenue	2024	% of Total Revenue	$ Change	% Change
Revenue	$122,185	100.0%	$105,558	100.0%	$16,627	15.8%
Cost of revenue	52,175	42.7%	42,864	40.6%	9,311	21.7%
Gross profit	70,010	57.3%	62,694	59.4%	7,316	11.7%
Selling, general and administrative	57,228	46.8%	51,317	48.6%	5,911	11.5%
Research and development	1,644	1.3%	1,508	1.4%	136	9.0%
Stock-based compensation	4,652	3.8%	3,052	2.9%	1,600	52.4%
Depreciation and amortization	701	0.7%	792	0.8%	(91)	(11.5)%
Gain on disposal of property and equipment	(3,004)	(2.5)%	(332)	(0.3)%	(2,672)	804.8%
Other expense (income), net	(147)	(0.1)%	537	0.5%	(684)	(127.4)%
Income from operations	8,936	7.3%	5,820	5.5%	3,116	53.5%
Non-operating income and expenses
Loss on investments	—	—%	(1,050)	(1.0)%	1,050	(100.0)%
Interest expense, net	(311)	(0.2)%	(404)	(0.4)%	93	(23.0)%
Net income before taxes	8,625	7.1%	4,366	4.1%	4,259	97.5%
Provision for income taxes	2,665	2.2%	1,286	1.2%	1,379	107.2%
Net income	5,960	4.9%	3,080	2.9%	2,880	93.5%
Net income attributable to noncontrolling interest	178	0.2%	9	—%	169	1877.8%
Net income attributable to Viemed Healthcare, Inc.	$5,782	4.7%	$3,071	2.9%	$2,711	88.3%

Revenue

The following table summarizes our revenue for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	% of Total Revenue	2024	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$65,979	54.0%	$59,632	56.5%	$6,347	10.6%
Other home medical equipment rentals	26,798	21.9%	23,145	21.9%	3,653	15.8%
Revenue from sales and services
Equipment and supply sales	17,020	13.9%	13,516	12.8%	3,504	25.9%
Service revenues	12,388	10.2%	9,265	8.8%	3,123	33.7%
Total revenue	$122,185	100.0%	$105,558	100.0%	$16,627	15.8%

For the six months ended June 30, 2025, revenue totaled $122.2 million, an increase of $16.6 million (or 15.8%) from the comparable period in 2024. The primary driver of this growth was our ventilator rental revenue, which increased by $6.3 million (or 10.6%) due to higher patient volumes associated with strong demand for ventilation services. Additionally, rental revenue from other home medical equipment increased by $3.7 million (or 15.8%) due to an expanding patient base, robust demand for Positive Airway Pressure (PAP) therapy, oxygen therapy, and percussion vest services. Equipment and supply sales grew by $3.5 million (or 25.9%) largely attributable to the success of our sleep resupply program. Furthermore, services revenue experienced an increase of $3.1 million (or 33.7%), primarily due to the growth of healthcare staffing offerings.

While ventilator rentals continue to make up the majority of our revenue, the growth of PAP and oxygen related sales, as well as our healthcare staffing offerings, is contributing to the diversity of our overall revenue mix. As we broaden our geographic footprint and deepen our presence in existing markets, we expect further growth in our ventilator patient base. Additionally, the continued expansion of existing home medical equipment offerings, together with the introduction of new and complementary products, is expected to serve as an additional driver of revenue growth in future periods.

Cost of revenue and gross profit

Cost of revenue for the six months ended June 30, 2025 was $52.2 million, an increase of $9.3 million (or 21.7%) compared to the same period in 2024. This increase was primarily driven by higher patient volumes and the expansion of our service offerings, which contributed to overall revenue growth.

Gross profit margin declined to 57.3% in the six months ended June 30, 2025, down from 59.4% in the prior-year comparable period. The decrease in gross margin was largely driven by changes in our revenue mix associated with the diversification of our products and services.

We expect that continued growth and scaling of our operations may lead to improved cost efficiency over time. However, the margin impact of an evolving revenue mix could partially offset these benefits. As a result, gross margins may fluctuate in future periods depending on the composition of revenue sources and the degree to which we are able to capture economies of scale.

Selling, general and administrative expense

Selling, general, and administrative expenses as a percentage of revenue improved to 46.8% for the six months ended June 30, 2025 compared to 48.6% for the six months ended June 30, 2024. Selling, general and administrative expenses totaled $57.2 million for the six months ended June 30, 2025, an increase of $5.9 million (or 11.5%) from the comparable period in 2024.

The improvement in selling, general, and administrative expenses as a percentage of revenue reflects the benefits of operating leverage and continued gains in operational efficiency. The overall increase in selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee related expenses to accommodate the overall growth of the Company, including the acquisition of HomeMed on April 1, 2024. Our full time employee count increased from 1,121 on June 30, 2024 to 1,258 on June 30, 2025, an increase of 12.2%. Employee compensation expenses increased $4.1 million (or 11%) as a result of the increase in our employee headcount. We expect that selling, general and administrative expenses as a percentage of revenue will continue to improve through the end of 2025 supported by ongoing efficiency initiatives and disciplined cost management.

Research and development

For the six months ended June 30, 2025, research and development expense totaled $1.6 million, an increase of $0.1 million from the comparable period in 2024. As we continue to invest in research and development related projects to support our technology initiatives, we expect that the associated costs will remain consistent in 2025 relative to 2024.

Stock-based compensation

For the six months ended June 30, 2025, stock-based compensation totaled $4.7 million, an increase of 52.4% from the comparable period in 2024. The increase reflects our continued investment in employee retention and long-term incentive programs, including the broader integration of equity-based awards into our compensation structure.

As we expand our workforce and align employee incentives with long-term shareholder value, we expect stock-based compensation to remain a consistent component of our cost structure throughout the remainder of 2025.

Gain on disposal of property and equipment

For the six months ended June 30, 2025, gain on disposal of property and equipment totaled $3.0 million compared to gain on disposal of property and equipment of $0.3 million for the six months ended June 30, 2024. In both periods, the gains were primarily attributable to proceeds from the sale of recalled ventilators back to the manufacturer.

As our participation in the ventilator buyback program has substantially concluded, we do not expect further material gains from these transactions in future periods.

Other expense (income), net

For the six months ended June 30, 2025, other income totaled $0.1 million, compared to other expense of $0.5 million for the six months ended June 30, 2024. Other expense during the prior period is primarily due to an impairment of a litigation receivable of $0.9 million determined to be unrealizable as a result of the counterparty's bankruptcy proceedings.

Loss on investments

The $1.1 million loss on investments in the prior year period ended June 30, 2024 primarily reflects a loss recognized on a debt investment during the period. No investment related loss was recorded in the current period.

Interest expense, net

Net interest expense was not significant for the six months ended June 30, 2025 or the comparable period in 2024. However, we expect net interest expense to increase over the remainder of 2025 following the issuance of debt to finance the acquisition of Lehan’s Medical Equipment.

Provision for income taxes

For the six months ended June 30, 2025, the provision for income taxes was a $2.7 million expense, compared to a $1.3 million expense during the 2024 period. Our annual estimated effective tax rate for 2025 is 31.7%.

Net income

For the six months ended June 30, 2025, net income was $6.0 million, an increase of $2.9 million (or 93.5%) from the comparable period in 2024. Net income as a percentage of revenue increased from 2.9% for the six months ended June 30, 2024 to 4.9% for the six months ended June 30, 2025.

Non-GAAP Financial Measures

The Company uses Adjusted EBITDA, which is a financial measure that is not prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Management believes Adjusted EBITDA provides helpful information with respect to the Company’s operating performance as viewed by management, including a view of the Company’s business that is not dependent on the impact of the Company’s capitalization structure and items that are not part of the Company’s day-to-day operations. Management uses Adjusted EBITDA (i) to compare the Company’s operating performance on a consistent basis, (ii) to calculate incentive compensation for the Company’s employees, (iii) for planning purposes, including the preparation of the Company’s internal annual operating budget, and (iv) to evaluate the performance and effectiveness of the Company’s operational strategies. Accordingly, management believes that Adjusted EBITDA provides useful information in understanding and evaluating the Company’s operating performance in the same manner as management. It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to revenue or net income, as applicable, or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of the Company's liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. In calculating Adjusted EBITDA, certain items (mostly non-cash) are excluded from net income attributable to Viemed Healthcare, Inc. including depreciation and amortization of capitalized assets, net interest expense, stock based compensation, transaction costs, impairment of assets, and taxes.

The following table is a reconciliation of net income attributable to Viemed Healthcare, Inc., the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Net income attributable to Viemed Healthcare, Inc.	$3,157	$2,625	$4,316	$3,878	$1,468	$1,603	$3,477	$2,919
Add back:
Depreciation & amortization	6,891	6,613	6,366	6,408	6,309	6,285	5,918	5,975
Interest expense, net	132	179	147	225	254	150	256	237
Stock-based compensation(a)	2,341	2,311	1,521	1,712	1,620	1,432	1,534	1,453
Transaction costs(b)	53	85	11	12	221	110	61	177
Impairment of assets(c)	—	—	—	125	2,173	—	—	—
Income tax expense	1,713	952	1,881	1,594	768	518	1,599	1,320
Adjusted EBITDA	$14,287	$12,765	$14,242	$13,954	$12,813	$10,098	$12,845	$12,081

(a) Represents non-cash, equity-based compensation expense associated with option and RSU awards.
(b) Represents transaction costs and expenses related to acquisition and integration efforts associated with recently announced or completed acquisitions.
(c) Represents impairments of the fair value of investment and litigation-related assets.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2025 was $20.0 million, compared to $17.5 million at December 31, 2024. Typically, our principal source of liquidity is the collection of our patient accounts receivable. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness. Based on our current plan of operations, we believe cash and cash equivalents, when combined with expected cash flows from operations and amounts available under our 2022 Senior Credit Facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company has also historically utilized short term financing arrangements with suppliers that could be extended over a longer term if there was a need for additional liquidity.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Net Cash provided by (used in):
Operating activities	$15,108	$11,357
Investing activities	(10,257)	(16,532)
Financing activities	(2,375)	1,143
Net increase (decrease) in cash and cash equivalents	$2,476	$(4,032)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2025 was $15.1 million, resulting from net income of $6.0 million, increased by net income adjustments of $13.3 million and offset by an increase in non-cash working capital of $4.1 million. The net income adjustments primarily consisted of $13.5 million of depreciation and amortization and $4.7 million of stock-based compensation, partially offset by a $3.0 million gain on disposal of property and equipment. The primary changes in non-cash working capital were an increase in net accounts receivable of $1.6 million, a decrease in accrued liabilities of $2.0 million, and a decrease in income tax payable of $2.4 million, partially offset by an increase in trade payables of $1.6 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 was $10.3 million, consisting of $23.6 million of purchases of property and equipment, partially offset by $13.4 million of sales proceeds from the disposal of property and equipment. Net cash used for capital expenditures represents a decrease of $3.3 million, or 24.2%, year over year. Purchases of property and equipment were primarily related to medical equipment rented to our patients.

Net cash used in investing activities during the six months ended June 30, 2024 was $16.5 million, consisting of $14.9 million of purchases of property and equipment, partially offset by $1.4 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Net cash used in investing activities also included $3.0 million of net cash paid for the acquisition of HomeMed.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities during the six months ended June 30, 2025 was $2.4 million, consisting of $1.7 million of cash paid for common shares repurchased and cancelled pursuant to the 2025 Share Repurchase Program, $0.2 million in principal payments under the 2022 Senior Credit Facilities (as defined below), and $1.6 million for common shares repurchased and cancelled to satisfy employee income tax withholding associated with RSUs vested during the period, partially offset by $1.4 million of proceeds from the exercise of stock options.

Net cash provided by financing activities during the six months ended June 30, 2024 was $1.1 million. For the six months ended June 30, 2024, proceeds from the 2022 Revolving Credit Facility (as defined below) were $3.0 million, which was used to fund the HomeMed acquisition. Principal payments on the 2022 Term Loan Facility (as defined below) were $0.1 million. Additionally, principal payments on acquired loans were $0.7 million during the six months ended June 30, 2024. The Company acquired and cancelled 129,983 common shares at a cost of $1.0 million to satisfy employee income tax withholding associated with RSUs vested during the period while proceeds from the exercise of options during the six months ended June 30, 2024 were $0.3 million.

Senior Credit Facilities

On November 29, 2022, the Company refinanced its existing borrowings under the prior Commercial Business Loan Agreement with Hancock Whitney Bank and entered into a new credit agreement (the "2022 Senior Credit Facilities") with the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, that provides for an up to $30.0 million revolving credit facility (the "2022 Revolving Credit Facility") and an up to $30.0 million delayed draw term loan facility (the "2022 Term Loan Facility"), both maturing in November 2027. On May 28, 2024, the Company entered into a First Amendment to the 2022 Senior Credit Facilities that (a) extended the delayed draw term loan commitment expiration date to November 29, 2025, from its initial expiration date of May 29, 2024, and (b) provided for other technical amendments. On June 6, 2025, the Company entered into a Second Amendment to the 2022 Senior Credit Facilities that (a) increased the permitted amount of restricted payments that may be made by the Company and its subsidiaries subject to specified conditions, and (b) made other conforming and administrative changes.

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility were $4.4 million as of June 30, 2025. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of June 30, 2025.

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at June 30, 2025.

Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, the repayment of debt, funding of acquisitions, operations, and other working capital requirements. Our contractual obligations primarily relate to the repayment of existing debt and contractual obligations for operating and finance leases. The following table presents our material contractual obligations and commitments to make future payments as of June 30, 2025:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$1,153	$4,369
Lease Obligations	1,081	1,849
Total	$2,234	$6,218

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after June 30, 2025. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $379,000 and $338,000 for the three months ended June 30, 2025 and 2024, respectively, and $945,000 and $873,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to fluctuations in interest rates from borrowings under the 2022 Senior Credit Facilities. The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%. Outstanding borrowings subject to interest rate fluctuations under the 2022 Term Loan Facility were $4.4 million as of June 30, 2025. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of June 30, 2025. Based on our outstanding borrowings, an immediate 100 basis point change in interest rates would not have a material effect on our net income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On June 9, 2025, CMS finalized a new NCD establishing clear medical necessity criteria for noninvasive positive pressure ventilation ("NIPPV") in the home for treatment of chronic respiratory failure related to COPD. We actively participated in the national coverage analysis process, including submission of formal comments and ongoing engagement with CMS, the Department of Health and Human Services, and members of Congress.

The final NCD may significantly affect patient access, reimbursement, and utilization of ventilator therapies. Because Medicare coverage policies often influence commercial payors, including Medicare Advantage plans, changes to Medicare policy may have broader implications across our payer base. Any reduction or elimination of coverage or reimbursement by Medicare or other third-party payors, or an inability to maintain or expand coverage with additional commercial payors, could materially and adversely impact our business, financial condition, and results of operations.

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

In early 2025, the U.S. government announced new tariffs on a broad range of imported goods from multiple countries, prompting reciprocal tariffs from affected trade partners. While medical equipment has traditionally been excluded from such tariffs, the expanded scope of recent trade measures and the possibility of further escalation create significant uncertainty around equipment pricing and supply availability. The timing, scope, and final implementation of these tariffs remain unpredictable. The Company is actively monitoring these developments and continuously assessing their potential operational and financial impacts.

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

On June 6, 2025, the Company's Board of Directors authorized and approved a share repurchase program, effective through June 2026. Under the terms of the program, we may repurchase up to 1,976,441 of our common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule 10b-18 of the Exchange Act. The timing and amount of repurchases of our common shares, if any, will depend upon several factors, such as the market price of the common shares, corporate requirements, general market economic conditions and applicable legal requirements. The Company is not obligated to repurchase any specific number or amount of common shares pursuant to the program, and it may modify, suspend or discontinue the program at any time. Repurchases of our common shares pursuant to the program could affect our share price and increase its volatility. The existence of the program could cause our share price to be higher than it would be in the absence of such a program and, if shares are repurchased in the program, it will reduce the market liquidity for our common shares. Additionally, the program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any share repurchases will enhance long-term shareholder value, and the market price of our common shares may decline below the levels at which we repurchased common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Company Repurchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common shares during the three months ended June 30, 2025:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs
Apr 1- Apr 30, 2025	—	$—	—	—
May 1- May 31, 2025	6,647	$7.07	—	—
Jun 1- Jun 30, 2025	270,061	$6.79	270,061	1,706,380
Total	276,708	$6.79	270,061	1,706,380

(1)This amount includes 6,647 common shares acquired at a cost of $47,000 to satisfy employee income tax withholding associated with RSUs vesting.

(2)Average price paid per share includes broker commissions.

(3)On June 6, 2025, the Company's Board of Directors authorized and approved a share repurchase program. Under the terms of the 2025 Share Repurchase Program, the Company may repurchase up to 1,976,441 of its common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule 10b-18 of the Exchange Act. The 2025 Share Repurchase Program is set to expire in June 2026, unless earlier suspended or terminated.

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

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Exhibit Title
#2.1
Stock Purchase Agreement dated April 18, 2023 by and among Viemed, Inc., the Stockholders and Home Medical Products, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 19, 2023.

3.1	Notice of Articles of Business Corporation Act of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

3.2	Amended and Restated Business Corporation Act Articles of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.

10.1	Amendment to the 2024 Long Term Incentive Plan, effective June 5, 2025. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025.

10.2
Second Amendment to Credit Agreement dated November 29, 2022, among Viemed Inc. as borrower, certain subsidiaries of Viemed, Inc., as guarantors, the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, effective June 6, 2025. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2025.

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
Date: August 6, 2025

Page 43