Form 10-Q
period 2025-09-30
VIEMED HEALTHCARE, INC.
filed 2025-11-05
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 38,017,907 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
September 30, 2025 and 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At September 30, 2025	At December 31, 2024
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2	$11,123	$17,540
Accounts receivable, net	2	27,414	24,911
Inventory	2	5,269	4,320
Income tax receivable		1,913	—
Prepaid expenses and other assets		4,265	6,109
Total current assets		$49,984	$52,880
Long-term assets
Property and equipment, net	4	80,512	76,279
Finance lease right-of-use assets		—	50
Operating lease right-of-use assets		3,589	2,831
Equity investments	2	2,794	2,794
Deferred tax asset	10	5,669	8,398
Identifiable intangibles, net		1,348	848
Goodwill	3	58,464	32,989
Total long-term assets		$152,376	$124,189
TOTAL ASSETS		$202,360	$177,069

LIABILITIES
Current liabilities
Trade payables		$8,670	$5,322
Deferred revenue		7,810	6,694
Income taxes payable		—	3,883
Accrued liabilities	5	25,007	20,157
Finance lease liabilities, current portion	6	—	50
Operating lease liabilities, current portion	6	1,149	811
Current portion of long-term debt	6	1,554	409
Total current liabilities		$44,190	$37,326
Long-term liabilities
Accrued liabilities	8	680	846
Operating lease liabilities, less current portion	6	2,410	2,007
Long-term debt	6	19,585	3,589
Total long-term liabilities		$22,675	$6,442
TOTAL LIABILITIES		$66,865	$43,768
Commitments and Contingencies		—	—
SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,017,907 and 39,132,897 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8	$16,901	$23,365
Additional paid-in capital		19,453	18,337
Retained earnings		97,254	89,691
TOTAL VIEMED HEALTHCARE, INC.'S SHAREHOLDERS' EQUITY		$133,608	$131,393
Noncontrolling interest in subsidiary	3	1,887	1,908
TOTAL SHAREHOLDERS' EQUITY		135,495	133,301
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$202,360	$177,069

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2025	2024	2025	2024
Revenue	2	$71,914	$58,004	$194,099	$163,562

Cost of revenue		30,569	23,633	82,744	66,497

Gross profit		$41,345	$34,371	$111,355	$97,065

Operating expenses
Selling, general and administrative		31,919	26,671	89,147	77,988
Research and development		775	757	2,419	2,265
Stock-based compensation	8	2,180	1,712	6,832	4,764
Depreciation and amortization		397	348	1,098	1,140
Loss (gain) on disposal of property and equipment		476	(469)	(2,528)	(801)
Other expense (income), net		(44)	(276)	(191)	261
Income from operations		$5,642	$5,628	$14,578	$11,448

Non-operating income and expenses
Income (loss) from investments		—	96	—	(954)
Interest expense, net	6	(507)	(225)	(818)	(629)

Net income before taxes		5,135	5,499	13,760	9,865
Provision for income taxes	10	1,535	1,594	4,200	2,880
Net income		$3,600	$3,905	$9,560	$6,985
Net income attributable to noncontrolling interest		87	27	265	36
Net income attributable to Viemed Healthcare, Inc.		$3,513	$3,878	$9,295	$6,949

Net income per share
Basic	11	$0.09	$0.10	$0.24	$0.18
Diluted	11	$0.09	$0.10	$0.23	$0.17

Weighted average number of common shares outstanding:
Basic	11	38,638,660	38,870,823	39,190,666	38,803,887
Diluted	11	40,495,761	40,779,414	41,086,178	40,702,001

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2023	38,506,161	$18,702	$15,698	$79,495	$—	$113,895
Stock-based compensation - options	—	—	111	—	—	111
Stock-based compensation - restricted stock	—	—	1,321	—	—	1,321
Exercise of options	60,130	304	—	—	—	304
Shares issued for vesting of restricted stock units	378,837	2,836	(2,836)	—	—	—
Shares redeemed to pay income tax	(128,362)	—	—	(961)	—	(961)
Net income	—	—	—	1,603	—	1,603
Shareholders' equity, March 31, 2024	38,816,766	$21,842	$14,294	$80,137	$—	$116,273

Stock-based compensation - options	—	—	59	—	—	59
Stock-based compensation - restricted stock	—	—	1,561	—	—	1,561
Exercise of options	4,000	21	—	—	—	21
Shares issued for vesting of restricted stock units	6,654	47	(47)	—	—	—
Shares redeemed to pay income tax	(1,621)	—	—	(11)	—	(11)
Acquired noncontrolling interest	—	—	—	—	1,800	1,800
Net income	—	—	—	1,468	9	1,477
Shareholders' equity, June 30, 2024	38,825,799	$21,910	$15,867	$81,594	$1,809	$121,180

Stock-based compensation - options	—	—	61	—	—	61
Stock-based compensation - restricted stock	—	—	1,651	—	—	1,651
Exercise of options	17,516	91	—	—	—	91
Shares issued for vesting of restricted stock units	101,438	748	(748)	—	—	—
Shares redeemed to pay income tax	(12,506)	—	—	(93)	—	(93)
Net income	—	—	—	3,878	27	3,905
Shareholders' equity, September 30, 2024	38,932,247	$22,749	$16,831	$85,379	$1,836	$126,795

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2024	39,132,897	$23,365	$18,337	$89,691	$1,908	$133,301
Stock-based compensation - options	—	—	16	—	—	16
Stock-based compensation - restricted stock	—	—	2,295	—	—	2,295
Exercise of options	2,225	11	—	—	—	11
Shares issued for vesting of restricted stock units	581,838	4,775	(4,775)	—	—	—
Shares redeemed to pay income tax	(193,173)	—	—	(1,584)	—	(1,584)
Net income	—	—	—	2,625	85	2,710
Shareholders' equity, March 31, 2025	39,523,787	$28,151	$15,873	$90,732	$1,993	$136,749

Stock-based compensation - options	—	—	6	—	—	6
Stock-based compensation - restricted stock	—	—	2,335	—	—	2,335
Exercise of options	336,633	1,357	—	—	—	1,357
Shares issued for vesting of restricted stock units	21,293	145	(145)	—	—	—
Shares redeemed to pay income tax	(6,647)	—	—	(47)	—	(47)
Distribution to non-controlling interest	—	—	—	—	(193)	(193)
Shares repurchased under the share repurchase program	(270,061)	(1,866)	33	—	—	(1,833)
Net income	—	—	—	3,157	93	3,250
Shareholders' equity, June 30, 2025	39,605,005	$27,787	$18,102	$93,842	$1,893	$141,624

Stock-based compensation - options	—	—	3	—	—	3
Stock-based compensation - restricted stock	—	—	2,177	—	—	2,177
Exercise of options	13,965	71	—	—	—	71
Shares issued for vesting of restricted stock units	119,569	834	(834)	—	—	—
Shares redeemed to pay income tax	(14,252)	—	—	(101)	—	(101)
Distribution to non-controlling interest	—	—	—	—	(93)	(93)
Shares repurchased under the share repurchase program	(1,706,380)	(11,791)	5	—	—	(11,786)
Net income	—	—	—	3,513	87	3,600
Shareholders' equity, September 30, 2025	38,017,907	$16,901	$19,453	$97,254	$1,887	$135,495

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Nine Months Ended September 30,
	Note	2025	2024
Cash flows from operating activities
Net income		$9,560	$6,985
Adjustments for:
Depreciation and amortization		21,043	19,002
Stock-based compensation expense	8	6,832	4,764
Distributions of earnings received from equity method investments		—	147
Income from equity method investments		—	(261)
Loss from debt investment		—	1,344
Gain on disposal of property and equipment		(2,528)	(801)
Amortization of deferred financing costs		121	135
Deferred income tax expense (benefit)		2,729	(3,507)
Changes in working capital:
Accounts receivable, net		(670)	(8,213)
Inventory		(163)	583
Prepaid expenses and other assets		(626)	340
Trade payables		767	747
Deferred revenue		622	489
Accrued liabilities		1,584	2,424
Income tax payable/receivable		(5,796)	(76)
Net cash provided by operating activities		$33,475	$24,102
Cash flows from investing activities
Purchase of property and equipment		(31,248)	(25,942)
Cash paid for acquisitions, net of cash acquired	3	(26,332)	(2,999)
Proceeds from sale of property and equipment	4	15,026	7,440
Net cash used in investing activities		$(42,554)	$(21,501)
Cash flows from financing activities
Proceeds from exercise of options	8	1,439	416
Proceeds from term notes	6	9,000	—
Principal payments on term notes	6	(484)	(954)
Proceeds from revolving credit facilities	6	13,000	3,000
Payments on revolving credit facilities	6	(5,000)	(5,000)
Payments for debt issuance costs		—	(171)
Shares redeemed to pay income tax	8	(1,732)	(1,065)
Shares repurchased under the share repurchase program	8	(13,225)	—
Repayments of finance lease liabilities		(50)	(319)
Distributions to non-controlling interest		(286)	—
Net cash provided by (used in) financing activities		$2,662	$(4,093)
Net decrease in cash and cash equivalents		(6,417)	(1,492)
Cash and cash equivalents at beginning of year		17,540	12,839
Cash and cash equivalents at end of period		$11,123	$11,347
Supplemental disclosures of cash flow information
Cash paid during the period for interest		$587	$745
Cash paid during the period for income taxes, net of refunds		$7,267	$6,416
Supplemental disclosures of non-cash transactions
Equipment and other fixed asset purchases payable at end of period		$4,774	$2,854
Equipment sales receivable at end of period		$—	$1,683

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

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements are unaudited, but reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. The Company's fiscal year ends on December 31. The Condensed Consolidated Balance Sheet as of September 30, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto and the report of the Company's independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Included in accounts receivable at September 30, 2025 are amounts due from Medicare representing 27% of total outstanding net receivables. As of December 31, 2024, 27% of total outstanding net receivables were amounts due from Medicare.

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

Equity Investments

Equity investments on the Condensed Consolidated Balance Sheets are primarily comprised of equity investments without readily determinable fair values accounted for under the measurement alternative described in ASC 321-10-35-2. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The balance of the Company’s equity investments was $2.8 million as of September 30, 2025 and December 31, 2024. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of September 30, 2025 on its investments in equity securities without a readily determinable fair value.

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

The revenues from each major source are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$34,883	$31,772	$100,862	$91,404
Other home medical equipment rentals	15,401	12,459	42,199	35,604
Revenue from sales and services
Equipment and supply sales	15,700	8,440	32,720	21,956
Service revenues	5,930	5,333	18,318	14,598
Total revenues	$71,914	$58,004	$194,099	$163,562
Revenues from Medicare as a percentage of the Company's total revenue for the nine months ended September 30, 2025 and 2024 were 39% and 44%, respectively.

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

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale, they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the nine months ended September 30, 2025 and September 30, 2024.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40), which amends certain aspects of the accounting and disclosure requirements for internal-use software costs. The amendments remove references to software project development stages and provide updated guidance for assessing whether the probable-to-complete threshold for capitalization has been met. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The amendments may be applied prospectively, retrospectively, or using a modified prospective approach. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements and related disclosures.

3.     Business Combinations

Lehan Drugs, Inc

On July 1, 2025, the Company completed the acquisition of 100% of the outstanding equity interests of Lehan Drugs, Inc. (“Lehan”), an Illinois-based provider of home medical equipment. The acquisition met the definition of a business and was accounted for under the acquisition method of accounting in accordance with ASC 805. The fair value of the consideration totaled approximately $28.7 million.

The following table summarizes the estimated fair values of the consideration paid or payable, assets acquired, and liabilities assumed at the acquisition date (in thousands):

Purchase Price
Cash paid or payable	$26,921
Contingent consideration	1,750
TOTAL CONSIDERATION	28,671

Identifiable Assets
Cash and cash equivalents	383
Accounts receivable	1,833
Inventory	786
Prepaid expenses and other assets	176
Property and equipment, net	959
Lease assets	60
Identifiable intangibles	628
TOTAL ASSETS	4,825
Identifiable Liabilities
Trade payables	490
Deferred revenue	494
Accrued liabilities	586
Current portion of lease liabilities	41
Long-term lease liabilities	18
TOTAL LIABILITIES	1,629

Net assets acquired	3,196
Resulting goodwill	$25,475

The purchase price allocation remains preliminary as the Company is in the process of finalizing third-party valuations of certain tangible and intangible assets, as well as determining the final net working capital adjustment. Accordingly, the amounts reported above are subject to change during the measurement period, which will not exceed 12 months from the acquisition date.

The results of Lehan’s operations have been included in the Company’s condensed consolidated financial statements since the acquisition date. The Company incurred approximately $1.0 million of acquisition-related costs during the nine months ended September 30, 2025, which are included in selling, general and administrative expenses.

Goodwill recognized in this transaction primarily represents the expected realization of operational synergies, the integration of Lehan’s maternal health services within Viemed’s broader clinical platform, and the strategic expansion of the Company’s geographic presence across the Midwest. All goodwill is expected to be deductible for income tax purposes.

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

The following table details the Company’s fixed assets:

	September 30, 2025	December 31, 2024
Medical equipment	$120,240	$116,938
Furniture and equipment	5,176	4,523
Land	2,566	2,566
Buildings	8,483	8,307
Leasehold improvements	717	660
Vehicles	1,423	1,288
Less: Accumulated depreciation	(58,093)	(58,003)
Property and equipment, net of accumulated depreciation	$80,512	$76,279

Depreciation in the amount of $7.1 million and $6.1 million is included in cost of revenue for the three months ended September 30, 2025 and 2024, respectively, and in the amount of $19.9 million and $17.9 million for the nine months ended September 30, 2025 and 2024, respectively.

5.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	September 30, 2025	December 31, 2024
Accrued trade payables	$5,747	$4,016
Accrued commissions payable	1,035	1,027
Accrued bonuses payable	4,594	6,589
Accrued vacation and payroll	5,617	3,402
Current portion of phantom share liability	1,253	1,701
Acquisition-related contingent consideration	1,750	—
Accrued other liabilities	5,011	3,422
Total accrued liabilities	$25,007	$20,157

6.     Debt and Lease Liabilities

Debt

The following table summarizes the Company’s debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
2022 Senior Credit Facilities	$21,113	$4,563
Medical equipment financing	504	34
Financing costs and commitment fees	(478)	(599)
Current portion	(1,554)	(409)
Long-term portion	$19,585	$3,589

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at September 30, 2025.

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

Leases

The Company has recognized finance lease liabilities for vehicles and operating leases for land and buildings that have terms greater than twelve months, as follows:

	September 30, 2025	December 31, 2024
Lease liabilities	$3,559	$2,868
Less:
Current portion of lease liabilities	(1,149)	(861)
Net long-term lease liabilities	$2,410	$2,007

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. These lease liabilities are recorded at present value based on a discount rate ranging from 5.5% to 7.87%, based on the Company's incremental borrowing rate at the time of assessment. At September 30, 2025, the weighted average lease term was approximately 3.30 years.

Future maturities of the Company's operating lease liabilities as of September 30, 2025 are summarized as follows:

Lease Liability
2025	$344
2026	1,360
2027	1,096
2028	861
2029	238
Thereafter	167
Total lease payments	$4,066
Less: imputed interest	507
Present value of lease liabilities	$3,559

Operating rental expenses were $1.3 million and $1.1 million during the nine months ended September 30, 2025 and 2024, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	At September 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$289	$—	$—	$289
Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,750	$1,750

	At December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$10,582	$—	$—	$10,582

Acquisition-Related Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration liabilities using the income approach, based on a probability-weighted discounted cash flow model. Because this valuation relies on significant inputs that are not observable in active markets, it is classified as a Level 3 fair value measurement. Level 3 instruments are valued using unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company reassesses the fair value of acquisition-related contingent consideration each reporting period, and any changes in estimated fair value are recognized in Other expense (income) in the Condensed Consolidated Statements of Income. At September 30, 2025, contingent consideration liabilities of $1.8 million were included in accrued liabilities in the Condensed Consolidated Balance Sheets. There were no changes in fair value or payments related to contingent consideration during the nine months ended September 30, 2025. At December 31, 2024, the Company had no contingent consideration liabilities.

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

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,017,907 and 39,132,897 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

For the nine months ended September 30, 2025, the Company repurchased and canceled 1,976,441 common shares at a cost of $13.6 million pursuant to the Share Repurchase Program authorized by the Board of Directors on June 6, 2025 (the "2025 Share Repurchase Program"). The Company also acquired and cancelled 214,072 common shares at a cost of $1.7 million to satisfy employee income tax withholding associated with RSUs vesting during the nine months ended September 30, 2025. The Company’s equity accounts were reduced by the amount paid for the shares repurchased and cancelled.

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

On June 5, 2025, the Company's shareholders approved the first amendment to the 2024 Omnibus Plan, increasing the aggregate number of common shares authorized for issuance. Following this amendment, the maximum number of common shares that will be available for awards and issuance under the 2024 Omnibus Plan and that may be reserved for issuance at any time, including under previous plans such as the 2020 Long Term Incentive Plan (effective June 11, 2020), the Amended and Restated Stock Option Plan (effective as of July 17, 2018), the Amended and Restated Restricted Share Unit Plan (effective as of July 17, 2018), and the Deferred Share Unit Plan (effective July 17, 2018), is 7,904,769 shares. The maximum amount of common shares that may be awarded under the 2024 Omnibus Plan as “incentive stock options” is 1,000,000 common shares. As of September 30, 2025, the Company had outstanding options of 3,538,000 and RSUs of 2,128,000 associated with common shares under the existing plans.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation - options	$3	$61	$25	$231
Stock-based compensation - restricted stock units	2,177	1,651	6,807	4,533
Total	$2,180	$1,712	$6,832	$4,764

At September 30, 2025, there was no remaining unrecognized pre-tax stock option expense under the Company’s equity compensation plans. As of September 30, 2025, there was approximately $8,150,000 of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.45 years.

Options

The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2024	3,917	$5.36	5.0 years	$10,984
Issued	—	—
Exercised	(353)	4.08
Expired / Forfeited	(26)	10.44
Balance September 30, 2025	3,538	$5.45	4.4 years	$6,219
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing price of the Company's common shares on the last trading day of the period ($6.79 and $8.02 on September 30, 2025 and December 31, 2024, respectively).

The aggregate intrinsic value of options outstanding and options exercisable was $6,219,000 at September 30, 2025. For the nine months ended September 30, 2025, 352,823 common shares were issued pursuant to the exercise of stock options.

At September 30, 2025, the Company had 3,538,000 exercisable stock options outstanding with a weighted average exercise price of $5.45 and a weighted average remaining contractual life of 4.4 years. At December 31, 2024, the Company had 3,691,000 exercisable stock options outstanding with a weighted average exercise price of $5.37 and a weighted average remaining contractual life of 4.9 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the nine months ended September 30, 2025.

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

The following table summarizes RSU activity for the nine months ended September 30, 2025:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2024	1,514	$7.80	1.38 years	$12,141
Issued	1,404	8.05
Vested	(723)	7.44
Forfeited	(67)	7.98
Balance September 30, 2025	2,128	$8.08	1.45 years	$14,449
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the closing price of the Company's common shares on the last trading day of the period ($6.79 and $8.02 on September 30, 2025 and December 31, 2024, respectively).

During the nine months ended September 30, 2025, the Company issued 1,404,210 RSUs with a vesting term of one or three years and a weighted-average fair value of $8.05 per share.

Phantom Share Units

The Company has a phantom share unit plan, which it uses for grants to directors, officers, and employees. PSUs granted under the plan are non-assignable and are settled in cash at vesting based on the fair value of the Company's common stock on the vesting date. PSUs vest generally over a one or three-year period. The cash-settled PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with accrued liability and related expense being recognized over the requisite service period.

The following table summarizes PSU activity for the nine months ended September 30, 2025:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2024	441	$3,537
Issued	272	2,244
Vested	(215)	1,758
Forfeited	(15)	(105)
Balance September 30, 2025	483	$3,280
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s common shares at that time, the value of issued share equivalents is based on the market price of the Company’s common shares at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, and the values of forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's common shares at the end of the period. The market price of the Company's common shares was $6.79 and $8.02 on September 30, 2025 and December 31, 2024, respectively.

The change in fair value of the PSUs has been charged to the Condensed Consolidated Statements of Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with PSUs at September 30, 2025 is $1.9 million, with $1.3 million of this amount included in current accrued liabilities and the remaining portion of $0.6 million included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of PSUs is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income. The following table summarizes expense associated with the PSUs for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative	$353	$619	$1,134	$1,172

The Company paid cash settlements of $1.8 million and $1.6 million during the nine months ended September 30, 2025 and 2024, respectively, pertaining to vestings of cash-settled PSUs.

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

10.     Income Taxes

For the nine months ended September 30, 2025, the Company recorded income tax expense of $4.2 million, which includes a discrete tax benefit of less than $0.1 million associated with stock-based compensation arrangements. Excluding the impact of the discrete taxes, the effective rate for the nine months ended September 30, 2025 is 31.6%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year.

At September 30, 2025 and 2024, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2021.

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator - basic and diluted:
Net income attributable to Viemed Healthcare, Inc.	$3,513	$3,878	$9,295	$6,949

Denominator:
Basic weighted-average number of common shares	38,638,660	38,870,823	39,190,666	38,803,887
Diluted weighted-average number of shares	40,495,761	40,779,414	41,086,178	40,702,001

Basic earnings per share	$0.09	$0.10	$0.24	$0.18
Diluted earnings per share	$0.09	$0.10	$0.23	$0.17

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	38,638,660	38,870,823	39,190,666	38,803,887
Stock options and other dilutive securities	1,857,101	1,908,591	1,895,512	1,898,114
Diluted weighted-average number of shares	40,495,761	40,779,414	41,086,178	40,702,001

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

12.     Subsequent Events

On October 29, 2025, the Company repaid $5.0 million of its 2022 Revolving Credit Facility, reducing the outstanding balance from $8.0 million to $3.0 million.

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

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 or "forward-looking information" as such term is defined in applicable Canadian securities legislation (collectively, "forward-looking statements"). Any statements other than statements of historical information, including those that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance, including the Company’s expectations about its acquisition of Lehan’s Medical Equipment, such as contingent payments and the anticipated synergies and other benefits related thereto, are not historical facts and may be forward-looking and may involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. These forward-looking statements are made as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which we operate; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; the state of the capital markets; the availability of funds and resources to pursue operations; inflation; reductions in reimbursement rates and audits of reimbursement claims by various governmental and private payor entities; dependence on few payors; possible new drug discoveries; dependence on key suppliers; granting of permits and licenses in a highly regulated business; competition; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, and claims resulting from such events or concerns, as well as other general economic, market and business conditions; and other factors beyond our control.

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

Overview

We provide an array of home medical equipment, services and supplies, specializing in post-acute respiratory care services in the United States. Our primary objective is to focus on the organic growth of the business and thereby solidify our position as one of the United States’ largest providers of in-home therapy for patients suffering from respiratory diseases. Our respiratory care programs are designed specifically for payors to have the ability to treat patients in the home for less total cost and with a superior quality of care. Our services include respiratory disease management (through the rental of various HME devices), neuromuscular care, in-home sleep testing and sleep apnea treatment, maternal health, oxygen therapy, the sale of associated supplies, and healthcare staffing services.

We derive a significant portion of our revenue through the rental of non-invasive and invasive ventilators which represented 48.5% and 54.8% of our revenue for the three months ended September 30, 2025 and 2024, respectively, and 52.0% and 55.9% for the nine months ended September 30, 2025 and 2024, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We anticipate expanding our workforce of RTs to support our growth and ensure our high service model is maintained in the home. As of September 30, 2025, we employed 414 licensed RTs, representing approximately 30% of our company-wide employee count. Beyond fulfilling our internal staffing needs, we also provide healthcare staffing and recruitment services, offering tailored workforce solutions to external healthcare institutions and partners seeking qualified clinical professionals.

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

Demographic and Market Trends

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

Regulatory and Policy Developments

Regulatory and policy developments remain a key area of focus. In particular, ventilator coverage has received renewed attention from the Centers for Medicare & Medicaid Services (“CMS”). Although ventilators have historically been included under the National Coverage Determination (“NCD”) for the Durable Medical Equipment Reference List, there was previously no dedicated policy specifically addressing ventilator use. On September 11, 2024, CMS initiated a national coverage analysis to evaluate noninvasive positive pressure ventilation in the home for the treatment of chronic respiratory failure associated with chronic obstructive pulmonary disease. CMS issued a proposed decision memorandum on March 11, 2025, followed by a final NCD on June 9, 2025. We actively participated in this process through formal comments and engagement with CMS, the U.S. Department of Health and Human Services (“HHS”), and members of Congress. The final NCD establishes specific medical necessity criteria for ventilator use that are expected to influence patient access, reimbursement, and utilization patterns. In addition to affecting traditional Medicare, the NCD may also influence coverage determinations and reimbursement policies under commercial insurance and Medicare Advantage plans that reference or align with CMS coverage criteria. These changes may have a material impact on our business.

In addition, CMS has proposed comprehensive reforms to the Medicare Competitive Bidding Program (“CBP”) for Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”), along with related updates to supplier accreditation standards and Medicare provider enrollment requirements. The proposals are intended to modernize the program by refining payment methodologies, contract award processes, and supplier oversight. Although the final scope and timing of these reforms remain subject to CMS rulemaking, providers with greater scale, infrastructure, and compliance capabilities are generally positioned to compete more effectively under a restructured CBP. Larger operators may benefit from economies of scale that support service obligations, enable pricing flexibility, and enhance administrative efficiency relative to smaller suppliers.

The federal budget reconciliation legislation, known as the One Big Beautiful Bill Act (“OBBBA”), signed into law on July 4, 2025, introduces a broad set of statutory and policy changes that may affect the healthcare industry and our operations. Key provisions include revisions to Medicaid renewal and eligibility rules, adjustments to Medicaid state-directed payments and provider tax frameworks, new cost-sharing requirements, reduced home equity thresholds for long-term care eligibility, expanded telehealth coverage, and state waivers to support home and community-based services. The OBBBA also establishes a Rural Health Transformation program aimed at improving access and care coordination in underserved communities. Implementation of Pay-As-You-Go (“PAYGO”) rules could result in future adjustments to Medicare and Medicaid spending, including cost containment measures or payment reductions that may impact providers. Most provisions are scheduled to take effect in 2027 and 2028, although some states may elect to implement certain measures as early as 2026. We continue to monitor these regulatory developments closely.

Cost Pressures

Viemed operates in an environment of ongoing cost pressures from general cost increases, supply chain dynamics, and government policy. Manufacturing and distribution expenses are influenced by factors such as rising material, labor, and transportation costs, including fuel.

As discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, we are primarily exposed to trade policy and tariff developments indirectly, through supplier pricing and component sourcing rather than direct import activity. In early 2025, the U.S. government announced new tariffs on a broad range of imported goods from multiple countries, prompting reciprocal tariffs from affected trade partners. While medical equipment has traditionally been excluded from such tariffs, the expanded scope of recent trade measures and the possibility of further escalation create significant uncertainty around equipment pricing and supply availability. To date, we have not experienced a significant impact on our operating costs or supply availability as a result of these tariff actions, but the timing, scope, and duration of future measures remain unpredictable. The Company is actively monitoring these developments and continuously assessing their potential operational and financial impacts.

Future volatility in general price inflation and its impact on material availability, shipping, warehousing, and operational overhead could further impact financial results. Viemed attempts to manage these pressures through its inflation-linked reimbursement contracts, negotiation, leveraging its purchasing power, and embracing technology, such as its proprietary clinical management platform.

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Financial Information:
Revenue	$71,914	$63,056	$59,129	$60,695	$58,004	$54,965	$50,593	$50,739
Gross Profit	$41,345	$36,731	$33,279	$36,138	$34,371	$32,892	$29,802	$32,111
Gross Profit %	57%	58%	56%	60%	59%	60%	59%	63%
Net Income attributable to Viemed Healthcare, Inc.	$3,513	$3,157	$2,625	$4,316	$3,878	$1,468	$1,603	$3,477
Cash and Cash Equivalents (As of)	$11,123	$20,016	$10,160	$17,540	$11,347	$8,807	$7,309	$12,839
Total Assets (As of)	$202,360	$184,603	$178,079	$177,069	$169,526	$163,947	$154,875	$154,895
Adjusted EBITDA(1)	$16,121	$14,287	$12,765	$14,242	$13,954	$12,813	$10,098	$12,845
Operational Information:
Vent Patients(2)	12,372	12,152	11,809	11,795	11,374	10,905	10,450	10,327
PAP Therapy Patients(3)	31,891	26,260	22,899	21,338	19,478	17,349	15,726	14,900
Sleep Resupply Patients(4)	33,518	25,246	22,941	24,478	22,143	20,185	18,904	18,902
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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024:

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	% of Total Revenue	2024	% of Total Revenue	$ Change	% Change
Revenue	$71,914	100.0%	$58,004	100.0%	$13,910	24.0%
Cost of revenue	30,569	42.5%	23,633	40.7%	6,936	29.3%
Gross profit	41,345	57.5%	34,371	59.3%	6,974	20.3%
Selling, general and administrative	31,919	44.4%	26,671	46.0%	5,248	19.7%
Research and development	775	1.1%	757	1.3%	18	2.4%
Stock-based compensation	2,180	3.0%	1,712	3.0%	468	27.3%
Depreciation and amortization	397	0.6%	348	0.6%	49	14.1%
Loss (gain) on disposal of property and equipment	476	0.7%	(469)	(0.8)%	945	(201.5)%
Other expense (income), net	(44)	(0.1)%	(276)	(0.5)%	232	(84.1)%
Income from operations	5,642	7.8%	5,628	9.7%	14	0.2%
Non-operating income and expenses
Income (loss) from investments	—	—%	96	0.2%	(96)	(100.0)%
Interest expense, net	(507)	(0.7)%	(225)	(0.4)%	(282)	125.3%
Net income before taxes	5,135	7.1%	5,499	9.5%	(364)	(6.6)%
Provision for income taxes	1,535	2.1%	1,594	2.7%	(59)	(3.7)%
Net income	3,600	5.0%	3,905	6.7%	(305)	(7.8)%
Net income attributable to noncontrolling interest	87	0.1%	27	—%	60	222.2%
Net income attributable to Viemed Healthcare, Inc.	$3,513	4.9%	$3,878	6.7%	$(365)	(9.4)%

Revenue

The following table summarizes our revenue for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	% of Total Revenue	2024	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$34,883	48.5%	$31,772	54.8%	$3,111	9.8%
Other home medical equipment rentals	15,401	21.4%	12,459	21.5%	2,942	23.6%
Revenue from sales and services
Equipment and supply sales	15,700	21.8%	8,440	14.6%	7,260	86.0%
Service revenues	5,930	8.3%	5,333	9.2%	597	11.2%
Total revenue	$71,914	100.0%	$58,004	100.0%	$13,910	24.0%

For the three months ended September 30, 2025, revenue totaled $71.9 million, an increase of $13.9 million (or 24.0%) from the comparable period in 2024. The primary driver of this growth was equipment and supply sales revenue, which increased by $7.3 million (or 86.0%) largely due to the success of our sleep resupply program and the addition of maternal health offerings in connection with the Lehan acquisition. Ventilator rental revenue increased by $3.1 million (or 9.8%) primarily as a result of higher patient volumes and sustained demand for ventilation services. Rental revenue from other home medical equipment increased by $2.9 million (or 23.6%) reflecting an expanding patient base and continued demand for Positive Airway Pressure (PAP) therapy, oxygen therapy, and percussion vest services. Services revenue increased by $0.6 million (or 11.2%) due to the growth of healthcare staffing offerings.

While ventilator rentals continue to represent a significant portion of our total revenue, the growth in equipment and supply sales, as well as our healthcare staffing offerings, is contributing to the diversity of our overall revenue mix. As we broaden our geographic footprint and deepen our presence in existing markets, we expect further growth in our ventilator patient base. Additionally, the continued expansion of existing home medical equipment offerings, together with the introduction of new and complementary products, is expected to serve as an additional driver of revenue growth in future periods.
Cost of revenue and gross profit

Cost of revenue for the three months ended September 30, 2025 was $30.6 million, an increase of $6.9 million (or 29.3%) compared to the same period in 2024. This increase was primarily driven by higher patient volumes and the expansion of our service offerings, which contributed to overall revenue growth.

Gross profit margin decreased modestly to 57.5% in the three months ended September 30, 2025, compared to 59.3% for the same period in 2024. The decline in gross margin was primarily attributable to changes in the revenue mix associated with the diversification of our products and services.

We expect continued growth and scale to support improved cost efficiencies over time. However, the evolving revenue mix may partially offset these benefits. As a result, gross margins may fluctuate in future periods depending on the composition of revenue sources and the degree to which economies of scale are realized.

Selling, general and administrative expense

Selling, general and administrative expenses as a percentage of revenue improved to 44.4% for the three months ended September 30, 2025 compared to 46.0% for the three months ended September 30, 2024. Selling, general and administrative expenses totaled $31.9 million for the three months ended September 30, 2025, an increase of $5.2 million (or 19.7%) from the comparable period in 2024.

The improvement in selling, general and administrative expenses as a percentage of revenue reflects continued operating leverage and efficiency gains. The overall increase in selling, general and administrative expense compared to the prior period is primarily attributable to additional employee-related expenses to accommodate the overall growth of the Company and the impact of the Lehan acquisition completed on July 1, 2025. Employee compensation expenses increased $2.7 million (or 13.8%) as a result of the increase in our employee headcount from both organic expansion and the acquired operations. We expect that selling, general and administrative expenses as a percentage of revenue will continue to improve through the end of 2025 supported by ongoing efficiency initiatives and disciplined cost management.

Research and development

For both the three months ended September 30, 2025 and September 30, 2024, research and development expense totaled $0.8 million. As we continue to invest in research and development related projects to support our technology initiatives, we expect that the associated costs will remain consistent in 2025 relative to 2024.

Stock-based compensation

Stock-based compensation totaled $2.2 million for the three months ended September 30, 2025, an increase of 27.3% compared to the same period in 2024. The increase reflects our continued investment in employee retention and long-term incentive programs, including the broader integration of equity-based awards into our compensation structure.

As we continue to expand our workforce and align employee incentives with long-term shareholder value, stock-based compensation is expected to remain a consistent component of our cost structure throughout the remainder of 2025.

Loss (gain) on disposal of property and equipment

For the three months ended September 30, 2025, the Company recognized a $0.5 million loss on the disposal of property and equipment, compared to a $0.5 million gain in the same period of 2024. The current period loss was primarily related to patient equipment that was damaged or destroyed and subsequently written off. The prior-year gain was primarily attributable to proceeds from the sale of recalled ventilators back to the manufacturer.

As our participation in the ventilator buyback program has substantially concluded, no material gains from these transactions are expected in future periods. However, the Company expects that certain losses associated with the disposal of damaged or destroyed equipment may continue to occur in future periods.

Interest expense, net

For the three months ended September 30, 2025, net interest expense totaled $0.5 million, an increase of $0.3 million from the comparable period in 2024. The increase in net interest expense is primarily due to outstanding borrowings as a result of debt issued to fund the Lehan acquisition. However, with anticipated debt repayments, we expect a reduction in quarterly net interest expense for the remainder of 2025.

Provision for income taxes

For the three months ended September 30, 2025, the provision for income taxes was a $1.5 million expense, compared to a $1.6 million expense during the 2024 period. Our annual estimated effective tax rate for 2025 is 31.6%.

Net income

For the three months ended September 30, 2025, net income was $3.6 million, a decrease of $0.3 million (or 7.8%) from the comparable period in 2024. Net income as a percentage of revenue decreased from 6.7% for the three months ended September 30, 2024 to 5.0% for the three months ended September 30, 2025, primarily due to the gains recognized in 2024 from our participation in the ventilator buyback program.

Comparison of the Nine Months Ended September 30, 2025 and 2024:

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	% of Total Revenue	2024	% of Total Revenue	$ Change	% Change
Revenue	$194,099	100.0%	$163,562	100.0%	$30,537	18.7%
Cost of revenue	82,744	42.6%	66,497	40.7%	16,247	24.4%
Gross profit	111,355	57.4%	97,065	59.3%	14,290	14.7%
Selling, general and administrative	89,147	45.9%	77,988	47.7%	11,159	14.3%
Research and development	2,419	1.2%	2,265	1.4%	154	6.8%
Stock-based compensation	6,832	3.5%	4,764	2.9%	2,068	43.4%
Depreciation and amortization	1,098	0.7%	1,140	0.7%	(42)	(3.7)%
Loss (gain) on disposal of property and equipment	(2,528)	(1.3)%	(801)	(0.5)%	(1,727)	215.6%
Other expense (income), net	(191)	(0.1)%	261	0.2%	(452)	(173.2)%
Income from operations	14,578	7.5%	11,448	7.0%	3,130	27.3%
Non-operating income and expenses
Income (loss) from investments	—	—%	(954)	(0.6)%	954	(100.0)%
Interest expense, net	(818)	(0.3)%	(629)	(0.4)%	(189)	30.0%
Net income before taxes	13,760	7.1%	9,865	6.0%	3,895	39.5%
Provision for income taxes	4,200	2.2%	2,880	1.8%	1,320	45.8%
Net income	9,560	4.9%	6,985	4.3%	2,575	36.9%
Net income attributable to noncontrolling interest	265	0.2%	36	—%	229	636.1%
Net income attributable to Viemed Healthcare, Inc.	$9,295	4.8%	$6,949	4.2%	$2,346	33.8%

Revenue

The following table summarizes our revenue for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	% of Total Revenue	2024	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$100,862	52.0%	$91,404	55.9%	$9,458	10.3%
Other home medical equipment rentals	42,199	21.7%	35,604	21.8%	6,595	18.5%
Revenue from sales and services
Equipment and supply sales	32,720	16.9%	21,956	13.4%	10,764	49.0%
Service revenues	18,318	9.4%	14,598	8.9%	3,720	25.5%
Total revenue	$194,099	100.0%	$163,562	100.0%	$30,537	18.7%

For the nine months ended September 30, 2025, revenue totaled $194.1 million, an increase of $30.5 million (or 18.7%) from the comparable period in 2024. The primary driver of this growth was our equipment and supply sales revenue, which increased by $10.8 million (or 49.0%), largely due to the success of our sleep resupply program and the addition of maternal health offerings in connection with the Lehan acquisition. Ventilator rental revenue increased by $9.5 million (or 10.3%), primarily as a result of higher patient volumes and sustained demand for ventilation services. Rental revenue from other home medical equipment increased by $6.6 million (or 18.5%), reflecting an expanding patient base and strong demand for Positive Airway Pressure (PAP) therapy, oxygen therapy, and percussion vest services. Services revenue increased by $3.7 million (or 25.5%) primarily due to the growth of healthcare staffing offerings.

While ventilator rentals continue to represent a significant portion of our total revenue, the growth in equipment and supply sales, as well as our healthcare staffing offerings, is contributing to the diversity of our overall revenue mix. As we broaden our geographic footprint and deepen our presence in existing markets, we expect further growth in our ventilator patient base. Additionally, the continued expansion of existing home medical equipment offerings, together with the introduction of new and complementary products, is expected to serve as an additional driver of revenue growth in future periods.

Cost of revenue and gross profit

Cost of revenue for the nine months ended September 30, 2025 was $82.7 million, an increase of $16.2 million (or 24.4%) compared to the same period in 2024. This increase was primarily driven by higher patient volumes and the expansion of our service offerings, which contributed to overall revenue growth.

Gross profit margin decreased to 57.4% for the nine months ended September 30, 2025, compared to 59.3% for the same period in 2024. The decline in gross margin was primarily attributable to changes in the revenue mix associated with the diversification of our products and services.

We expect continued growth and scale to support improved cost efficiencies over time. However, the evolving revenue mix may partially offset these benefits. As a result, gross margins may fluctuate in future periods depending on the composition of revenue sources and the degree to which economies of scale are realized.

Selling, general and administrative expense

Selling, general and administrative expenses as a percentage of revenue improved to 45.9% for the nine months ended September 30, 2025, compared to 47.7% for the same period in 2024. Selling, general and administrative expenses totaled $89.1 million for the nine months ended September 30, 2025, an increase of $11.2 million (or 14.3%) from the comparable period in 2024.

The improvement in selling, general and administrative expenses as a percentage of revenue reflects continued operating leverage and efficiency gains. The overall increase in selling, general and administrative expenses compared to the prior period is primarily attributable to additional employee-related expenses to support the Company’s overall growth and the impact of the Lehan acquisition completed on July 1, 2025. Employee compensation expenses increased $6.7 million (or 12.0%) as a result of the increase in our employee headcount from both organic expansion and the acquired operations. We expect that selling, general and administrative expenses as a percentage of revenue will continue to improve through the end of 2025, supported by ongoing efficiency initiatives and disciplined cost management.

Research and development

For the nine months ended September 30, 2025, research and development expense totaled $2.4 million, an increase of $0.2 million from the comparable period in 2024. As we continue to invest in research and development related projects to support our technology initiatives, we expect that the associated costs will remain consistent in 2025 relative to 2024.

Stock-based compensation

For the nine months ended September 30, 2025, stock-based compensation totaled $6.8 million, an increase of 43.4% from the comparable period in 2024. The increase reflects our continued investment in employee retention and long-term incentive programs, including the broader integration of equity-based awards into our compensation structure.

As we expand our workforce and align employee incentives with long-term shareholder value, we expect stock-based compensation to remain a consistent component of our cost structure throughout the remainder of 2025.

Gain on disposal of property and equipment

For the nine months ended September 30, 2025, gain on disposal of property and equipment totaled $2.5 million compared to gain on disposal of property and equipment of $0.8 million for the nine months ended September 30, 2024. In both periods, the gains were primarily attributable to proceeds from the sale of recalled ventilators back to the manufacturer.

As our participation in the ventilator buyback program has substantially concluded, we do not expect further material gains from these transactions in future periods. However, the Company expects that certain losses associated with the disposal of damaged or destroyed equipment may continue to occur in future periods.

Income (loss) from investments

The $1.0 million loss from investments in the prior year period ended September 30, 2024 primarily reflects a loss recognized on a debt investment during the period. No investment-related loss was recorded in the current period.

Interest expense, net

For the nine months ended September 30, 2025, net interest expense totaled $0.8 million, an increase of $0.2 million from the comparable period in 2024. The increase in net interest expense is primarily due to outstanding borrowings as a result of debt issued to fund the Lehan acquisition. However, with anticipated debt repayments, we expect a reduction in quarterly net interest expense for the remainder of 2025.

Provision for income taxes

For the nine months ended September 30, 2025, the provision for income taxes was a $4.2 million expense, compared to a $2.9 million expense during the 2024 period. Our annual estimated effective tax rate for 2025 is 31.6%.

Net income

For the nine months ended September 30, 2025, net income was $9.6 million, an increase of $2.6 million (or 36.9%) from the comparable period in 2024. Net income as a percentage of revenue increased from 4.3% for the nine months ended September 30, 2024 to 4.9% for the nine months ended September 30, 2025.

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

The following table is a reconciliation of net income attributable to Viemed Healthcare, Inc., the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Net income attributable to Viemed Healthcare, Inc.	$3,513	$3,157	$2,625	$4,316	$3,878	$1,468	$1,603	$3,477
Add back:
Depreciation & amortization	7,539	6,891	6,613	6,366	6,408	6,309	6,285	5,918
Interest expense, net	507	132	179	147	225	254	150	256
Stock-based compensation(a)	2,180	2,341	2,311	1,521	1,712	1,620	1,432	1,534
Transaction costs(b)	847	53	85	11	12	221	110	61
Impairment of assets(c)	—	—	—	—	125	2,173	—	—
Income tax expense	1,535	1,713	952	1,881	1,594	768	518	1,599
Adjusted EBITDA	$16,121	$14,287	$12,765	$14,242	$13,954	$12,813	$10,098	$12,845

(a) Represents non-cash, equity-based compensation expense associated with option and RSU awards.
(b) Represents transaction costs and expenses related to acquisition and integration efforts associated with recently announced or completed acquisitions.
(c) Represents impairments of the fair value of investment and litigation-related assets.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2025 was $11.1 million, compared to $17.5 million at December 31, 2024. Typically, our principal source of liquidity is the collection of our patient accounts receivable. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness. Based on our current plan of operations, we believe cash and cash equivalents, when combined with expected cash flows from operations and amounts available under our 2022 Senior Credit Facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company has also historically utilized short term financing arrangements with suppliers that could be extended over a longer term if there was a need for additional liquidity.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Net Cash provided by (used in):
Operating activities	$33,475	$24,102
Investing activities	(42,554)	(21,501)
Financing activities	2,662	(4,093)
Net decrease in cash and cash equivalents	$(6,417)	$(1,492)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2025 was $33.5 million, resulting from net income of $9.6 million, increased by net income adjustments of $28.2 million and offset by an increase in non-cash working capital of $4.3 million. The net income adjustments primarily consisted of $21.0 million of depreciation and amortization, $6.8 million of stock-based compensation, and a $2.7 million deferred income tax expense, partially offset by a $2.5 million gain on disposal of property and equipment. The primary changes in non-cash working capital were an increase in accrued liabilities of $1.6 million and trade payables of $0.8 million, partially offset by a change in income tax payable/receivable of $5.8 million and an increase in net accounts receivable of $0.7 million.

Net cash provided by operating activities during the nine months ended September 30, 2024 was $24.1 million, resulting from net income of $7.0 million, increased by net income adjustments of $20.8 million and offset by an increase in non-cash working capital of $3.7 million. The net income adjustments primarily consisted of $19.0 million of depreciation and amortization, $4.8 million of stock-based compensation, a $3.5 million change in deferred tax asset, and an impairment loss on debt investment of $1.3 million. The primary change in non-cash working capital was an increase in net accounts receivable of $8.2 million partially offset by an increase in accrued liabilities of $2.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 was $42.6 million, primarily due to the net cash paid for the acquisition of Lehan of $26.3 million. Net cash used for capital expenditures during the period was $16.2 million, consisting of $31.2 million of purchases of property and equipment, partially offset by $15.0 million of sales proceeds from the disposal of property and equipment. Net cash used for capital expenditures represents a decrease of $2.3 million, or 12.3%, year over year. Purchases of property and equipment were primarily related to medical equipment rented to our patients.

Net cash used in investing activities during the nine months ended September 30, 2024 was $21.5 million. Net cash used for capital expenditures during the period was $18.5 million and consisted of $25.9 million of purchases of property and equipment, partially offset by $7.4 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Net cash used in investing activities also included $3.0 million of net cash paid for the acquisition of HomeMed.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $2.7 million. During the period, proceeds from the 2022 Term Loan Facility (as defined below) were $9.0 million and proceeds from the 2022 Revolving Credit Facility (as defined below) were $13.0 million, which were used to partially fund the cash acquisition of Lehan. Subsequent to the Lehan acquisition, the Company made $5.0 million of principal payments on the 2022 Revolving Credit Facility. In addition, the Company repurchased and cancelled common shares totaling $13.2 million under the 2025 Share Repurchase Program and $1.7 million to satisfy employee income tax withholding obligations associated with the vesting of RSUs, while proceeds from the exercise of stock options were $1.4 million during the period.

Net cash used in financing activities during the nine months ended September 30, 2024 was $4.1 million. During the period, proceeds from the 2022 Revolving Credit Facility were $3.0 million, which were used to fund the HomeMed acquisition. Subsequent to the HomeMed acquisition, principal payments on the 2022 Revolving Credit Facility were $5.0 million. Principal payments on the 2022 Term Loan Facility were $0.2 million. Additionally, principal payments on acquired loans were $0.8 million during the nine months ended September 30, 2024. The Company acquired and cancelled 142,489 common shares at a cost of $1.1 million to satisfy employee income tax withholding obligations associated with the vesting of RSUs during the period while proceeds from the exercise of stock options during the nine months ended September 30, 2024 were $0.4 million.

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

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility and 2022 Revolving Credit Facility were $13.1 million and $8.0 million, respectively, as of September 30, 2025.

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at September 30, 2025.

Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, the repayment of debt, funding of acquisitions, operations, and other working capital requirements. Our contractual obligations primarily relate to the repayment of existing debt and contractual obligations for operating and finance leases. The following table presents our material contractual obligations and commitments to make future payments as of September 30, 2025:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$3,187	$21,602
Lease Obligations	1,388	2,677
Total	$4,575	$24,279

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after September 30, 2025. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $455,000 and $358,000 for the three months ended September 30, 2025 and 2024, respectively, and $1,400,000 and $1,230,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to fluctuations in interest rates from borrowings under the 2022 Senior Credit Facilities. The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%. Outstanding borrowings subject to interest rate fluctuations under the 2022 Term Loan Facility and 2022 Revolving Credit Facility were $13.1 million and $8.0 million, respectively, as of September 30, 2025. Based on our outstanding borrowings, an immediate 100 basis point change in interest rates would not have a material effect on our net income.

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

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We are primarily exposed to trade policy and tariff developments indirectly, through supplier pricing and component sourcing rather than direct import activity. In early 2025, the U.S. government announced new tariffs on a broad range of imported goods from multiple countries, prompting reciprocal tariffs from affected trade partners. While medical equipment has traditionally been excluded from such tariffs, the expanded scope of recent trade measures and the possibility of further escalation create significant uncertainty around equipment pricing and supply availability. To date, we have not experienced a significant impact on our operating costs or supply availability as a result of these tariff actions, but the timing, scope, and duration of future measures remain unpredictable. The Company is actively monitoring these developments and continuously assessing their potential operational and financial impacts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Company Repurchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common shares during the three months ended September 30, 2025:

Period	Total number of shares (or units) purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs
Jul 1- Jul 30, 2025	819,246	$6.56	819,246	887,134
Aug 1- Aug 31, 2025	592,131	$6.78	592,131	295,003
Sep 1- Sep 30, 2025	295,003	$6.80	295,003	—
Total	1,706,380	$6.68	1,706,380	—

(1)Average price paid per share includes broker commissions but excludes taxes payable.

(2)On June 6, 2025, the Company's Board of Directors authorized and approved a share repurchase program. Under the terms of the 2025 Share Repurchase Program, the Company may repurchase up to 1,976,441 of its common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule 10b-18 of the Exchange Act. The 2025 Share Repurchase Program was completed and terminated during the three months ended September 30, 2025, upon the repurchase of all shares authorized under the program.

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

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEMED HEALTHCARE, INC.
(Registrant)

By:	/s/ Casey Hoyt
Casey Hoyt
Chief Executive Officer

By:	/s/ Trae Fitzgerald
Trae Fitzgerald
Chief Financial Officer
Date: November 5, 2025

Page 45