Form 10-K
period 2025-12-31
VIEMED HEALTHCARE, INC.
filed 2026-03-04
CIK 1729149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant computed as of June 30, 2025 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the common shares on the Nasdaq Stock Market LLC was $238,786,569.

As of February 20, 2026, there were 38,602,631 common shares of the registrant outstanding.

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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and the other documents we file with the Securities and Exchange Commission (the “SEC”) and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which we operate; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; the state of the capital markets; the availability of funds and resources to pursue operations; inflation; reductions in reimbursement rates and audits of reimbursement claims by various governmental and private payor entities; dependence on few payors; possible new drug discoveries; dependence on key suppliers; changes in U.S. trade policies and retaliatory responses from other countries, including tariffs; granting of permits and licenses in a highly regulated business; competition; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; and the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, and claims resulting from such events or concerns; the use of artificial intelligence technologies; as well as other general economic, market and business conditions; and other factors beyond our control.

CURRENCY

References in this Annual Report on Form 10-K to “$”, “US$” or “U.S. dollars” are to United States dollars. All dollar amounts herein are in United States dollars.

PART I

Item 1. Business

Company Overview

Viemed Healthcare, Inc. (the "Company" or "Viemed"), through its subsidiaries, is a provider of home medical equipment ("HME") and post-acute healthcare services in the United States, with a focus on respiratory, chronic care, and women’s health products and services. The Company’s primary service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology.

Viemed’s primary objective is to drive growth by increasing the number of patients served and the level of care provided through its technology-enabled, home-based clinical care and chronic disease management model. Viemed's care programs are designed specifically to treat patients in the home for less total cost and with a superior quality of care. Viemed's services include respiratory disease management (through the rental of various HME devices), neuromuscular care, in-home sleep testing and sleep apnea treatment, oxygen therapy, the sale of associated supplies, women’s health products and services, and healthcare staffing services.

Viemed seeks to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. The Company currently serves patients in all 50 states of the United States. Viemed anticipates expanding its workforce of licensed clinical practitioners, including respiratory therapists ("RTs") to support the Company's growth and ensure the high service model is maintained in the home. As of December 31, 2025, the Company employed 401 licensed RTs, representing approximately 29% of the Company-wide employee count. Beyond fulfilling its internal staffing needs, Viemed also provides healthcare staffing and recruitment services, offering tailored workforce solutions to external healthcare institutions and partners seeking qualified clinical professionals.

By focusing overhead costs on personnel that service the patient rather than physical location costs, Viemed anticipates continuing to efficiently scale its business in territories that are currently not being effectively serviced. The continued trend of servicing patients in the home rather than in hospitals is aligned with Viemed’s business objectives and management anticipates that this trend will continue to offer growth opportunities for the Company. Viemed expects to continue to be a solution to the rising health costs in the United States by offering more cost-effective, home-based solutions while increasing the quality of life for patients managing chronic and complex health conditions.

Corporate Information

Viemed Healthcare, Inc. is a holding company incorporated in British Columbia under the Business Corporations Act in December 2016. The common shares of Viemed trade on the Nasdaq Stock Market LLC ("NASDAQ") under the trading symbol "VMD". Viemed’s registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 Canada and its principal executive office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

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

Products and Services

Viemed’s services include the following:

•Home Medical Equipment: Viemed provides respiratory and other home medical equipment solutions (primarily through monthly rental arrangements), including home ventilation (invasive and non-invasive), BiPAP (bi-level positive airway pressure) and CPAP (continuous positive airway pressure) devices, percussion vests, oxygen concentrators, and other medical equipment. Viemed provides home medical equipment through the following service programs:

◦Respiratory disease management, including treatment of Chronic Obstructive Pulmonary Disease (“COPD”), is designed to improve quality of life and reduce hospital readmissions by using proven methodology and leading technologies, such as non-invasive ventilation (“NIV”), percussion vests, and other therapies. Viemed provides ventilation (both invasive and non-invasive) and related equipment and supplies to patients suffering from COPD through a high-touch model.

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

◦Women’s health provides breast pumps and related lactation equipment and supplies, including fulfillment and support services, to eligible patients as part of its home medical equipment offerings.

•Healthcare staffing: Viemed provides healthcare staffing and recruitment services to supplement the workforce needs of third-party healthcare facilities by utilizing its network of healthcare professionals.

While Viemed continues to evaluate and introduce new complementary products and services and expand existing offerings, respiratory care services, including home ventilation, are expected to continue to represent a significant portion of Viemed’s revenue, alongside contributions from other product and service offerings.

Patients with neuromuscular conditions or chronic respiratory diseases may experience severe difficulty breathing and require ventilatory support to assist with effective air exchange. Ventilatory support may be delivered invasively, through a tube inserted into the airway, or non-invasively, through a sealed mask placed over the nose and/or mouth.

Medicare coverage for ventilators is addressed under National Coverage Determination (“NCD”) 280.1, Durable Medical Equipment Reference List, which provides for coverage of ventilators for the treatment of neuromuscular diseases, thoracic restrictive diseases, and chronic respiratory failure consequent to COPD. In addition, the Centers for Medicare & Medicaid Services (“CMS”) has issued a separate NCD establishing specific national coverage criteria for non-invasive positive pressure ventilation (“NIPPV”), respiratory assist devices (“RADs”), and home mechanical ventilators (“HMVs”) used in the home for the treatment of chronic respiratory failure related to COPD. The COPD-specific NCD includes defined clinical criteria for initial and continued coverage, including documentation of medical necessity and ongoing patient use. Coverage for ventilator use outside the scope of the COPD-specific NCD continues to be governed by NCD 280.1 and applicable Medicare policies, including determinations by Medicare Administrative Contractors.

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

Viemed sources respiratory equipment from vendors and pairs them with industry leading respiratory therapy. Viemed has historically funded patient related capital expenditures through cash generated from operations or financing through an affiliate of its primary vendors. Additionally, Viemed patient related capital expenditures can be financed through its existing commercial credit facilities comprised of a revolving credit facility of up to $30.0 million, a delayed draw term loan facility of up to $30.0 million, and an accordion feature allowing the Company to increase the size of such facilities by up to an additional $30.0 million, subject to certain conditions, for a total borrowing capacity of up to $90.0 million.

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

Centers for Medicare and Medicaid Services

CMS requires providers of products or services to attain and maintain accreditation in order to participate in federally funded healthcare programs. To attain and maintain accreditation, companies are required to institute policies and procedures that, among other things, formalize the interaction of the company with patients. Accrediting bodies that are approved by CMS historically performed audits of these policies and procedures every three years. Should a company fall out of compliance with the requirements of the accrediting body, expulsion from the Medicare program could follow. In December 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies ("DMEPOS") accredited Medicare supplier by the Accreditation Commission for Health Care for our solutions. Historically, our Medicare accreditation had to be renewed every three years through passage of an on-site inspection. We last renewed our accreditation with Medicare in August 2024, meaning our next renewal is scheduled for August 2027. Once our current term of accreditation expires, we will become subject to updated accreditation requirements promulgated via federal rulemaking in December of 2025. Beginning in 2027, Viemed’s business locations will be subject to new, unannounced accreditation surveys and reaccreditation processes every 12 months. Additionally, any new business locations Viemed opens will be subject to immediate survey (as opposed to 30 days after beginning operations). Maintaining our accreditation and Medicare enrollment requires that we comply with numerous business and customer support standards. If we are found to be out of compliance with accreditation standards during an annual site visit, our enrollment status in the Medicare program could be jeopardized, up to and including termination.

CMS also requires that all durable medical equipment ("DME") providers who bill the Medicare program maintain a surety bond of $50,000 per National Provider Identifier (“NPI”) number which Medicare has approved for billing privileges. We obtained surety bonds before the October 2009 deadline, and such bonds automatically renew annually.

Additionally, CMS has implemented additional requirements for Medicare-enrolled DMEPOS suppliers involved in certain transactions. If a DMEPOS supplier undergoes a change in majority ownership within 36 months of its initial Medicare enrollment or its most recent change in majority ownership, the Medicare enrollment will not transfer to the new owner. A change in majority ownership is any direct transfer of 50% or more of a DMEPOS supplier’s ownership interest. In such cases, the prospective majority owner must obtain a new Medicare enrollment and undergo a new accreditation process. This new rule could impact our strategic growth plan, which involves the acquisition of other businesses, as these hurdles in securing a new Medicare enrollment or completing a new accreditation process could delay successful post-closing operations for certain acquisition transactions. In those circumstances, these additional administrative steps could hinder the purchased entity’s ability to commence operations and seek reimbursement for services provided to Medicare beneficiaries. Accordingly, Viemed’s overall financial performance could be negatively impacted in those circumstances.

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

Page	7

CMS has modified the scope and timing of the competitive bidding program over time. Non-invasive ventilators were previously included as a product category in Round 2021; however, prior to implementation, CMS removed non-invasive ventilators from the program. CMS subsequently removed a substantial number of additional product categories from Round 2021, including oxygen equipment and PAP devices, after determining that the program did not achieve expected savings. As a result, Viemed has continued to furnish non-invasive ventilators, oxygen equipment, and PAP devices in its Medicare-accredited service areas without being subject to competitive bidding contract limitations for those products.

The Round 2021 competitive bidding contracts expired on December 31, 2023. CMS has since issued updated guidance regarding the next round of the DMEPOS Competitive Bidding Program, indicating that the upcoming round will be limited to product categories within the Nationwide Remote Item Delivery (“RID”) program. CMS has identified the next round RID categories to include certain Class II continuous glucose monitors and insulin pumps, urological supplies, ostomy supplies, hydrophilic urinary catheters, and select off-the-shelf braces. Viemed does not furnish products within these categories and, based on currently available information, does not expect the next round of competitive bidding to apply to, or have a material impact on, its products or services.

The timing, scope, and structure of future competitive bidding rounds beyond the announced RID-focused program remain subject to change. CMS may modify product categories, geographic coverage, or program requirements in future rounds, and we cannot predict whether respiratory-related products may be included in subsequent competitive bidding programs or the potential impact of any such inclusion on reimbursement rates, supplier participation, or our results of operations.

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

Accreditation

Many payors require accreditation under payor contracts. Additionally, it is possible that state Medicaid programs, commercial payors, and Medicare Advantage Organizations could follow the Medicare Program’s lead and implement more stringent accreditation requirements with increased oversight. If we lose accreditation at any location, it could have an adverse impact on our reimbursement under payor contracts.

General Regulatory Compliance and Health Care Reform

The evolving regulatory and compliance environment and the need to build and maintain robust systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the health regulatory laws described below or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business, financial condition and our results of operations.

Reimbursement levels and coverage criteria under Medicare, Medicaid, and other government healthcare programs are governed by a statutory and regulatory framework shaped by multiple federal healthcare and budget laws, including the Patient Protection and Affordable Care Act, as amended (“ACA”), the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Deficit Reduction Act of 2005 (“DRA”), and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”). These statutes, together with subsequent legislative, regulatory, and administrative actions, have influenced reimbursement methodologies, coverage standards, and program administration, including an increased emphasis on medical necessity criteria, utilization controls, and value- and outcomes-based reimbursement models.

CMS and other federal agencies continue to implement and refine coverage policies, reimbursement frameworks, and supplier participation requirements through rulemaking, guidance, and coverage determinations, which may affect utilization patterns, coverage criteria, and reimbursement levels for home-based healthcare services. Legislative and regulatory actions at the federal and state levels may be undertaken from time to time to contain or reduce healthcare spending, including through changes to reimbursement methodologies, coverage criteria, program funding, or supplier requirements, which could reduce reimbursement levels or otherwise limit coverage for certain products and services.

Page	8

In addition, in 2025, Congress enacted the federal budget reconciliation legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which includes a range of statutory and policy changes affecting federal healthcare programs. Certain provisions of the OBBBA address Medicaid eligibility and renewal requirements, payment structures, and program funding, and provide states with additional flexibility in administering home- and community-based services. While many of these provisions are scheduled to be implemented over multiple years, including beginning in 2027 and 2028, the legislation, together with future legislative or administrative actions, may result in changes to reimbursement levels, coverage criteria, program funding, or compliance requirements that could adversely affect providers of home-based healthcare services.

Adverse coverage or reimbursement determinations by government programs, or by commercial payors and Medicare Advantage plans that reference or align with federal healthcare policies, could further impact demand for our products and services and adversely affect our financial condition and results of operations.

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

Page	9

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

Page	10

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

CMS, which is the agency within the HHS that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not “reasonable and necessary” for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a NCD or at the local level through a Local Coverage Determination (“LCD”) by a regional DME MAC. CMS could issue new NCDs or the regional DME MACs could issue LCDs related to a full range of respiratory DME products. If such NCDs or LCDs are issued or revised, they could significantly alter the coverage under Medicare and materially impact our business.

With respect to ventilators, NCD 280.1, Durable Medical Equipment Reference List, which has been effective since April 1, 2003, provides for Medicare coverage of ventilators for the treatment of neuromuscular diseases, thoracic restrictive diseases, and chronic respiratory failure consequent to COPD. In addition, on September 11, 2024, CMS initiated a national coverage analysis to evaluate noninvasive positive pressure ventilation in the home for the treatment of chronic respiratory failure associated with COPD. CMS issued a proposed decision memorandum on March 11, 2025, followed by a final NCD on June 9, 2025. We actively participated in this process through formal comments and engagement with CMS, HHS, and members of Congress. The final NCD establishes specific medical necessity criteria for ventilator use that are expected to influence patient access, reimbursement, and utilization patterns. In addition to affecting traditional Medicare, the NCD may also influence coverage determinations and reimbursement policies under commercial insurance and Medicare Advantage plans that reference or align with CMS coverage criteria. These changes may have a material impact on our business.

Monthly rental revenue from ventilators represented approximately 51% and 56%, respectively, of revenue for 2025 and 2024. Revenues from Medicare and Medicaid accounted for 40% and 43%, respectively, of revenue for the years ended December 31, 2025 and 2024.

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

Significant Customers

For the years ended December 31, 2025 and 2024, Viemed had no customers that accounted for 10% or more of its consolidated revenue streams.

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

Employees

At December 31, 2025, Viemed had 1,382 permanent employees, in addition to temporary employees and independent contractors engaged through the Company's healthcare staffing and recruitment services to supplement the workforce needs of third-party healthcare facilities.

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

A substantial portion of our revenues are derived from reimbursement by Medicare and other third-party payors for our ventilator products and services. Currently, ventilators are covered under the NCD for the DME Reference List, effective since April 1, 2003, for the treatment of neuromuscular diseases, thoracic restrictive diseases, and chronic respiratory failure resulting from COPD.

On June 9, 2025, CMS finalized a new NCD establishing clear medical necessity criteria for NIPPV in the home for treatment of chronic respiratory failure related to COPD. We actively participated in the national coverage analysis process, including submission of formal comments and ongoing engagement with CMS, the Department of Health and Human Services, and members of Congress.

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

Page	14

Our dependence on key suppliers puts us at risk of interruptions in the availability of the equipment we need for our services, which could reduce our revenue and adversely affect our results of operations.

We require the timely delivery of a sufficient supply of equipment we use to perform our home treatment of patients. Our dependence on third-party suppliers involves several additional risks, including limited control over pricing, availability, quality and delivery schedules. While certain medical equipment and components have historically been excluded from tariff regimes or subject to exemptions, trade measures may be expanded, reclassified, or implemented with limited notice, and suppliers may increase prices to reflect higher input costs, compliance requirements, or logistics constraints. These developments could increase our equipment and supply costs and reduce product availability. To date, we have not experienced a material adverse impact on operating costs or supply availability attributable to tariffs. To the extent tariffs create challenges on sourcing medical equipment from foreign manufacturers, we can attempt to source equipment from domestic manufacturers when practicable. Dependence on only a few manufacturers presents risks that suppliers may not be able to provide or adequately provide sufficient equipment to satisfy demand. Demand may also outstrip supply, leading to equipment shortages that could adversely affect our operations. Inadequate supply could also impair our ability to attract new business and could create upward pricing pressure on equipment and supplies, adversely affecting our margins. Conversely, incorrect demand forecasting could lead to excess inventory, which we may not be able to sell. If we fail to achieve certain volume of sales, prices of medical equipment may increase, leading to reduced revenue and profitability. The industry is subject to a high level of regulatory scrutiny, and government or manufacturer recalls could adversely affect our ability to provide products and services and achieve revenue targets. Additionally, the market for financing ventilators and other supplies we need could be more difficult in the future.

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

Page	15

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

Page	16

We may face increased competition for attractive acquisition candidates, which may limit the number of acquisition opportunities available to us or lead to the payment of higher prices for acquisitions. Without successful acquisitions, our future growth rate could decline. In addition, we cannot guarantee that any future acquisitions, if consummated, will result in further growth.

The integration of acquisitions requires significant attention from management, may impose substantial demands on our operations or other projects and may impose challenges on us including, but not limited to, consistencies in business standards, procedures, policies and business cultures. We cannot assure you that any future acquisitions, if consummated, will result in further growth. Specific integration risks relating to our acquisition of other businesses may include: difficulties related to combining previously separate businesses into a single unit, including patient transitions, product and service offerings, distribution and operational capabilities and business cultures; availability of financing to the extent needed to fund acquisitions; customer loss and other general business disruption; managing the integration process while completing other independent acquisitions or dispositions; diversion of management’s attention from day-to-day operations; delaying post-closing operations due to being required to obtain a new Medicare enrollment and undergo a new accreditation process with respect to certain acquisition candidates that are Medicare-enrolled DMEPOS suppliers; assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; potentially substantial costs and expenses associated with acquisitions and dispositions; and failure to retain and motivate key employees difficulties in establishing and applying our internal control over financial reporting and disclosure controls and procedures to an acquired business.

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

We are exposed to trade policy and tariff developments primarily through the pricing actions and sourcing decisions of our suppliers rather than through direct import activity. While certain medical equipment and components have historically been excluded from tariff regimes or subject to exemptions, trade measures may be expanded, reclassified, or implemented with limited notice, and suppliers may increase prices to reflect higher input costs, compliance requirements, or logistics constraints. These developments could increase our equipment and supply costs and reduce product availability. To date, we have not experienced a material adverse impact on operating costs or supply availability attributable to tariffs. However, the timing, scope, and duration of future actions remain uncertain, and we continue to monitor these developments and evaluate their potential operational and financial effects.

Additionally, global supply chain constraints continue to pose risks to our ability to acquire essential equipment and components in a timely and efficient manner. Factors such as raw material shortages, longer lead times from suppliers, and increased transportation expenses may limit our responsiveness to patient needs and may affect our ability to scale our business effectively.

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

Page	17

Risks Relating to Government Regulation

Healthcare reform legislation and/or executive action may affect our business.

Healthcare reform laws significantly affect the U.S. healthcare services industry. In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare and Medicaid programs. See “Business–Government Regulation” in Item 1 for more information. The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible, to predict. In addition, the current Presidential administration has, since taking office, pursued executive actions and policy initiatives intended to change the structure, priorities, and funding of various federal agencies and programs. Changes in agency funding levels, staffing capacity, rulemaking priorities, enforcement practices, or administrative processes could influence reimbursement policy, audit activity, prior authorization requirements, claims adjudication timelines, and the interpretation or implementation of applicable laws and regulations. It is difficult to predict the extent to which these actions may be implemented, modified, or delayed, including as a result of litigation or changes in political priorities, or the ultimate impact on healthcare providers.

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

As a result of post-payment reviews of claims we submit to Medicare and Medicaid for our services, we may incur additional costs and may be required to repay amounts already paid to us.

We are subject to regular post-payment inquiries, investigations and audits of claims we submit to Medicare and Medicaid for payment for our services. These post-payment reviews may increase as a result of government cost-containment initiatives, may require us to incur costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare or Medicaid that are determined to have been overpaid.

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

Page	19

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

A substantial portion of our revenues are derived from private and governmental third-party payors. In 2025, approximately 50% of our revenue was associated with managed care plans, commercial health insurers, workers’ compensation payors, and other third-party payor arrangements while approximately 40% of our revenues were derived from Medicare and Medicaid. The remaining portion of our patient revenue was generated from patient private pay and other sources. Initiatives undertaken by industry and government to contain healthcare costs affect our profitability. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. Additionally, from time to time our contracts with payors are terminated, amended or renegotiated, sometime unilaterally through policies. If insurers or managed care companies from whom we receive substantial payments were to terminate, amend or renegotiate contracts or reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

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

The HIPAA privacy and security regulations also require healthcare providers like us to notify affected individuals, the HHS Secretary, and in some cases, the media, when PHI has been “breached,” as defined by HIPAA. Many states have similar breach notification laws. We have established policies and procedures in an effort to ensure compliance with the HIPAA privacy and security regulations and similar state laws. However, if there is a breach, we may be required to incur costs to mitigate and remediate the impact of the breach on affected individuals, and therefore could incur substantial operational and financial costs related to such mitigation and remediation. Additionally, HIPAA, and its implementing regulations provide for significant civil fines, criminal penalties, and other sanctions for failure to comply with the privacy, security, and breach notification rules, including for wrongful or impermissible use or disclosure of PHI. Although HIPAA regulations do not expressly provide for a private right of action for damages, we could incur damages under state laws to private parties for the wrongful or impermissible use or disclosure of confidential health information or other private personal information. Additionally, HIPAA allows state Attorneys General to bring an action against a covered entity, such as us, for a violation of HIPAA. We insure some of our risk with respect to HIPAA security breaches, but operational costs and penalties associated with HIPAA breaches easily could exceed our insured limits.

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

CMS has modified the scope and timing of the competitive bidding program over time. Non-invasive ventilators were previously included in Round 2021. However, prior to implementation, CMS removed that product category from the program. CMS subsequently removed a substantial number of additional product categories from Round 2021, including oxygen equipment and PAP devices, after determining that the program did not achieve expected savings. As a result, Viemed has continued to furnish non-invasive ventilators, oxygen equipment, and PAP devices in its Medicare-accredited service areas without being subject to competitive bidding contract limitations for those products.

The Round 2021 competitive bidding contracts expired on December 31, 2023. CMS has since issued updated guidance regarding the next round of the DMEPOS Competitive Bidding Program, indicating that the upcoming round will be limited to product categories within the Nationwide Remote Item Delivery (“RID”) program. CMS has identified the next round RID categories to include certain Class II continuous glucose monitors and insulin pumps, urological supplies, ostomy supplies, hydrophilic urinary catheters, and select off-the-shelf braces. Viemed does not furnish products within these categories and, based on currently available information, does not expect the next round of competitive bidding to apply to, or have a material impact on, its products or services.

Page	21

However, the timing, scope, and structure of future competitive bidding rounds beyond the announced RID-focused program remain uncertain and subject to change. CMS retains authority to expand or modify the program, including by adding product categories, adjusting geographic coverage, or revising program requirements. We cannot predict whether respiratory-related products or other items that we furnish may be included in future competitive bidding programs or the potential impact of any such inclusion on reimbursement rates, supplier participation, market competition, or our results of operations. Any future expansion of the competitive bidding program to include our products could materially adversely affect our business, financial condition, and results of operations.

CMS actions to impose temporary enrollment moratoria and heightened screening for certain DMEPOS supplier types could limit our ability to expand, pursue acquisitions, or maintain expected operational flexibility and could increase our compliance costs.

In February 2026, CMS announced the imposition of a 6-month nationwide temporary moratorium on the Medicare enrollment of certain DMEPOS “medical supply company” supplier types, with the stated objective of combating fraud, waste, and abuse. The moratorium generally applies to new enrollments and new practice locations for the specified supplier types, may be extended in additional 6-month increments, and CMS indicated it will closely scrutinize enrollment applications during the moratorium period, including through site visits and other verification activities. Although the moratorium is generally directed at newly enrolling suppliers, it could adversely affect our business to the extent we seek to (i) open new locations or otherwise undertake expansion initiatives that require new supplier enrollments or specialty classifications, (ii) acquire, restructure, or integrate DME operations in a manner that triggers a new enrollment requirement, or (iii) consummate or finance transactions involving supplier entities that are required to re-enroll as a result of ownership changes. In particular, CMS highlighted that certain non-exempt changes in majority ownership within a defined period may require termination of existing billing privileges and re-enrollment as a new supplier, and CMS stated that the moratorium would prohibit re-enrollment in such circumstances for covered supplier types. More broadly, the announcement reflects an enhanced program integrity posture toward portions of the DMEPOS supplier sector, and similar CMS actions in the future, including extensions, expansions to additional supplier categories, or other enrollment and screening initiatives, could increase administrative burden, delay growth initiatives, heighten audit and investigation risk, and result in enrollment denials or other adverse actions. Any of these developments could materially and adversely affect our business, financial condition, results of operations, and cash flows.

If CMS requires prior authorization for our products, our revenue and cash flow could be negatively impacted.

CMS maintains a Master List of Items Frequently Subject to Unnecessary Utilization (the “Master List”) that identifies certain DMEPOS items that CMS has determined may warrant additional utilization controls, including prior authorization, as a condition of Medicare payment. CMS also historically required face-to-face practitioner encounters and written orders for certain categories of DMEPOS items, and in 2019 combined and harmonized these requirements into the Master List framework. Inclusion of an item on the Master List does not, by itself, require prior authorization. However, CMS may select items from the Master List for inclusion on a Required Prior Authorization List or otherwise impose prior authorization or additional documentation requirements through rulemaking or sub-regulatory guidance.

Certain items within our product offerings are included in the Master List. If CMS were to implement prior authorization or additional documentation requirements applicable to products we furnish, including non-invasive home ventilation, we could experience delays in initiating therapy, increased administrative and compliance costs, higher claim denial or deferral rates, longer billing and collection cycles, and greater variability in reimbursement. Any of these outcomes could reduce revenue, adversely affect cash flows, and negatively impact our results of operations.

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

Page	22

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

Page	23

not be able to gain access into certain ACOs. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we could experience an adverse effect on our operations and financial condition.

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under the managed Medicare program, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits. Insurers may choose to offer supplemental benefits and impose higher plan costs on beneficiaries. More than one half of Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2025; a figure that continues to grow. Similarly, enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources.

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

Each of our subsidiaries that employ an average of at least 50 full-time employees in a calendar year are required to offer a minimum level of health coverage for 95% of our full-time employees in 2025 or be subject to an annual penalty.

Risks Related to our Common Shares

If we fail to establish and maintain proper disclosure controls and procedures or internal control over financial reporting, our ability to produce accurate financial statements and supplemental information, or comply with applicable regulations could be impaired.

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

Page	24

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

Our common shares are listed and posted for trading on the NASDAQ. Securities of small-cap and healthcare companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally, and market perceptions of the attractiveness of particular industries. The price of our common shares is also likely to be significantly affected by short-term changes in the cost of goods, or in financial condition or results of our operations. Other factors unrelated to our performance that may have an effect on the price of our common shares include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of our common shares; the size of our public float may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of our common shares that persists for a significant period of time could cause our securities, if listed on an exchange, to be delisted from such exchange, further reducing market liquidity.

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

Although our common shares are quoted on the NASDAQ, the volume of trades on any given day has historically been limited. As a result, shareholders might not have been able to sell or purchase our common shares at the volume, price or time desired. If our common shares are removed from various stock indices, the volume of trading in our shares may decrease materially as well as the prices at which our shares trade.

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

On March 4, 2026, the Company's Board of Directors authorized and approved a share repurchase program, effective through March 2027. Under the terms of the program, we may repurchase up to 1,930,131 of our common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule 10b-18 of the Exchange Act. The timing and amount of repurchases of our common shares, if any, will depend upon several factors, such as the market price of the common shares, corporate requirements, general market economic conditions and applicable legal requirements. The Company is not obligated to repurchase any specific number or amount of common shares pursuant to the program, and it may modify, suspend or discontinue the program at any time. Repurchases of our common shares pursuant to the program could affect our share price and increase its volatility. The existence of the program could cause our share price to be higher than it would be in the absence of such a program and, if shares are repurchased in the program, it will reduce the market liquidity for our common shares. Additionally, the program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any share repurchases will enhance long-term shareholder value, and the market price of our common shares may decline below the levels at which we repurchased common shares.

Page	26

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented robust processes and policies designed to assess, identify, and effectively manage material risks associated with cybersecurity threats. Our cybersecurity program is designed and evaluated based on recognized frameworks such as the National Institute of Standards and Technology (NIST) and the Center for Internet Security (CIS). These frameworks guide our focus on: (i) cultivating organizational understanding to manage cybersecurity risks, (ii) implementing safeguards to protect our systems, (iii) promptly detecting cybersecurity incidents, (iv) responding effectively to incidents, and (v) ensuring a swift recovery from any cybersecurity event. Where appropriate, these processes and policies are seamlessly integrated into our overarching risk management systems.

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

Identification of critical third-party relationships that may present heightened cybersecurity risk is an integral part of our risk management program. Upon identification, we conduct thorough due diligence to manage these relationships. Our comprehensive insurance portfolio includes cybersecurity insurance to provide an additional layer of protection.

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

Our information systems management team, comprising the Chief Information Officer (CIO) and Chief Information Security Officer (CISO), collectively possesses over 50 years of extensive experience in information technology and cybersecurity. Prior to joining the Company, our CIO held information technology leadership roles, including at a publicly traded company, and our CISO held information technology and cybersecurity roles in healthcare services and healthcare technology organizations. They have collectively obtained various industry-recognized certifications, including the Certified Security Compliance Specialist, Certified Cyber Security Architect, and Certified HIPAA Professional designations. The CISO holds the position of the Information Security Officer and directs cybersecurity operations. To enhance governance and oversight, we have established a Security Oversight Committee, chaired by the Information Security Officer and joined by key stakeholders such as our CIO and General Counsel. This committee convenes regularly, typically on a semi-monthly basis, to foster alignment and cooperation on security-related issues.

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

Item 2. Properties

We own our headquarters, consisting of approximately 77,000 square feet, located on an approximately 8.2-acre parcel in Lafayette, Louisiana. We also own and occupy a 16,000 square foot office building and a 16,000 square foot climate-controlled warehouse also located in Lafayette, Louisiana. We believe that our facilities are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased on commercially reasonable terms to accommodate any future growth.

Item 3. Legal Proceedings

From time to time, we may be subject to legal actions and other proceedings, including those that arise in the ordinary course of business, which may include employment matters, breach of contract disputes, as well as governmental and regulatory matters. Please read Note 9 to the Financial Statements, included in Part II, Item 8, of this Annual Report on Form 10-K for more information. Such matters are subject to uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time. In the opinion of management, the outcome of such matters is not expected to have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Page	28

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common shares of Viemed are listed for trading on the Nasdaq Stock Market LLC under the symbol "VMD".

Shareholders

We had thirteen shareholders of record as of January 27, 2026. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

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

The following graph compares the total cumulative return on funds invested in common shares of the Company with the total cumulative return of (i) the Russell 2000 Index and (ii) the S&P Healthcare Services Select Industry Index, in each case, for the period from December 31, 2020 to December 31, 2025:

	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023	Dec 31, 2024	Dec 31, 2025
Viemed Healthcare, Inc.	$100	$67	$97	$101	$103	$96
Russell 2000 Index	$100	$114	$89	$103	$118	$126
S&P Healthcare Services Select Industry Index	$100	$109	$87	$92	$93	$110

Page	29

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

Discussion in this Form 10-K includes results of operations and financial condition for 2025 and 2024 and year-over-year comparisons between 2025 and 2024. For discussion on results of operations and financial condition pertaining to 2023 and year-over-year comparisons between 2024 and 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

General Matters

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "Company," "we," "us" and "our" refer to Viemed Healthcare, Inc. and subsidiaries in which it has a controlling financial interest.

We were incorporated on December 14, 2016 pursuant to the Business Corporations Act (British Columbia). As of June 30, 2020, we determined that we no longer qualify as a "foreign private issuer," as defined in Rule 3b-4 of the Exchange Act, for the purposes of the informational requirements of the Exchange Act. As a result, effective January 1, 2021, we became subject to the proxy solicitation rules under Section 14 of the Exchange Act and Regulation FD, and our officers, directors, and principal shareholders became subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. We will continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC and with the relevant Canadian securities regulatory authorities on the System for Electronic Document Analysis and Retrieval (SEDAR+).

Overview

We provide an array of home medical equipment, services and supplies, specializing in post-acute respiratory care services in the United States. Viemed’s primary objective is to drive growth by increasing the number of patients served and the level of care provided through its technology-enabled, home-based clinical care and chronic disease management model. Viemed's care programs are designed specifically to treat patients in the home for less total cost and with a superior quality of care. Viemed's services include respiratory disease management (through the rental of various HME devices), neuromuscular care, in-home sleep testing and sleep apnea treatment, oxygen therapy, the sale of associated supplies, women’s health products and services, and healthcare staffing services.

We derive a significant portion of our revenue through the rental of non-invasive and invasive ventilators which represented 50.6% and 55.6% of our revenue for the years ended December 31, 2025 and 2024, respectively. We combine the benefits of home ventilation support with licensed RTs to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. Viemed expects to expand its workforce of licensed clinical practitioners, including RTs, to support the Company's growth and ensure the high service model is maintained in the home. As of December 31, 2025, we employed 401 licensed RTs, representing approximately 29% of our company-wide employee count. Beyond fulfilling its internal staffing needs, Viemed also provides healthcare staffing and recruitment services, offering tailored workforce solutions to external healthcare institutions and partners seeking qualified clinical professionals.

By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in territories that are currently not being effectively serviced.

The continued trend of servicing patients in the home rather than in hospitals is aligned with our business objective and we anticipate that this trend will continue to offer growth opportunities for us. We expect to continue to be a solution to the rising health care costs in the United States by offering more cost-effective, home-based solutions while increasing the quality of life for patients fighting serious chronic diseases.

For the year ended December 31, 2025, we generated revenues of $270.3 million and had net income of $15.4 million, compared to revenues of $224.3 million and net income of $11.4 million for the year ended December 31, 2024. Net revenue increased $46.0 million (or 20.5%) from the comparable period in 2024. Revenue derived from the rental and sale of home medical equipment represented a combined 90.8% and 91.0%, respectively, of Viemed’s 2025 and 2024 revenue.

Page	31

Our primary sources of capital to date have been from operating cash flows. Our existing commercial credit facilities provide access to additional liquidity through a revolving credit facility of up to $30.0 million and a delayed draw term loan facility of up to $30.0 million. An accordion feature allows the Company to increase the size of such facilities by up to an additional $30.0 million, subject to certain conditions, for a total borrowing capacity of up to $90.0 million.

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

Regulatory and Policy Developments

Regulatory and policy developments remain a key area of focus. In particular, ventilator coverage has received renewed attention from the Centers for Medicare & Medicaid Services (“CMS”). Although ventilators have historically been included under the NCD for the Durable Medical Equipment Reference List, there was previously no dedicated policy specifically addressing ventilator use. On September 11, 2024, CMS initiated a national coverage analysis to evaluate noninvasive positive pressure ventilation in the home for the treatment of chronic respiratory failure associated with chronic obstructive pulmonary disease. CMS issued a proposed decision memorandum on March 11, 2025, followed by a final NCD on June 9, 2025. We actively participated in this process through formal comments and engagement with CMS, the U.S. Department of Health and Human Services (“HHS”), and members of Congress. The final NCD establishes specific medical necessity criteria for ventilator use that are expected to influence patient access, reimbursement, and utilization patterns. In addition to affecting traditional Medicare, the NCD may also influence coverage determinations and reimbursement policies under commercial insurance and Medicare Advantage plans that reference or align with CMS coverage criteria. These changes may have a material impact on our business.

Page	32

In addition, CMS has proposed comprehensive reforms to the Medicare Competitive Bidding Program for DMEPOS, along with related updates to supplier accreditation standards and Medicare provider enrollment requirements. The proposals are intended to modernize the program by refining payment methodologies, contract award processes, and supplier oversight. Although the final scope and timing of these reforms remain subject to CMS rulemaking, providers with greater scale, infrastructure, and compliance capabilities are generally positioned to compete more effectively under a restructured Competitive Bidding Program. Larger operators may benefit from economies of scale that support service obligations, enable pricing flexibility, and enhance administrative efficiency relative to smaller suppliers.

The federal budget reconciliation legislation, known as the One Big Beautiful Bill Act (OBBBA), signed into law on July 4, 2025, introduces a broad set of statutory and policy changes that may affect the healthcare industry and our operations. Key provisions include revisions to Medicaid renewal and eligibility rules, adjustments to Medicaid state-directed payments and provider tax frameworks, new cost-sharing requirements, reduced home equity thresholds for long-term care eligibility, expanded telehealth coverage, and state waivers to support home and community-based services. The OBBBA also establishes a Rural Health Transformation program aimed at improving access and care coordination in underserved communities. Implementation of Pay-As-You-Go (“PAYGO”) rules could result in future adjustments to Medicare and Medicaid spending, including cost containment measures or payment reductions that may impact providers. Most provisions are scheduled to take effect in 2027 and 2028, although some states may elect to implement certain measures as early as 2026. We continue to monitor these regulatory developments closely.

Cost Pressures

Viemed operates in an environment of ongoing cost pressures from general cost increases, supply chain dynamics, and government policy. Manufacturing and distribution expenses are influenced by factors such as rising material, labor, and transportation costs, including fuel.

As discussed in Part I, Item 1A of this Annual Report on Form 10-K, we are primarily exposed to trade policy and tariff developments indirectly, through supplier pricing and component sourcing rather than direct import activity. While certain medical equipment and components have historically been excluded from tariff regimes or subject to exemptions, trade measures may be expanded, reclassified, or implemented with limited notice, and suppliers may increase prices to reflect higher input costs, compliance requirements, or logistics constraints. These developments could increase our equipment and supply costs and reduce product availability. To date, we have not experienced a material adverse impact on operating costs or supply availability attributable to tariffs. However, the timing, scope, and duration of future actions remain uncertain, and we continue to monitor these developments and evaluate their potential operational and financial effects.

Future volatility in general price inflation and its impact on material availability, shipping, warehousing, and operational overhead could further impact financial results. Viemed attempts to manage these pressures through its inflation-linked reimbursement contracts, negotiation, leveraging its purchasing power, and embracing technology, such as its proprietary clinical management platform.

Page	33

The below table highlights summary financial and operational metrics for the last eight quarters (expressed in thousands of U.S. Dollars, except operational information).

For the quarter ended	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Financial Information:
Revenue	$76,181	$71,914	$63,056	$59,129	$60,695	$58,004	$54,965	$50,593
Gross Profit	$44,103	$41,345	$36,731	$33,279	$36,138	$34,371	$32,892	$29,802
Gross Profit %	58%	57%	58%	56%	60%	59%	60%	59%
Net Income attributable to Viemed Healthcare, Inc.	$5,639	$3,513	$3,157	$2,625	$4,316	$3,878	$1,468	$1,603
Cash and Cash Equivalents (As of)	$13,501	$11,123	$20,016	$10,160	$17,540	$11,347	$8,807	$7,309
Total Assets (As of)	$199,154	$202,360	$184,603	$178,079	$177,069	$169,526	$163,947	$154,875
Adjusted EBITDA(1)	$18,203	$16,121	$14,287	$12,765	$14,242	$13,954	$12,813	$10,098
Operational Information:
Vent Patients(2)	12,259	12,372	12,152	11,809	11,795	11,374	10,905	10,450
PAP Therapy Patients(3)	34,528	31,891	26,260	22,899	21,338	19,478	17,349	15,726
Sleep Resupply Patients(4)	36,561	33,518	25,246	22,941	24,478	22,143	20,185	18,904
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

Page	34

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024:

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	% of Total Revenue	2024	% of Total Revenue	$ Change	% Change
Revenue	$270,280	100.0%	$224,257	100.0%	$46,023	20.5%
Cost of revenue	114,822	42.5%	91,054	40.6%	23,768	26.1%
Gross profit	155,458	57.5%	133,203	59.4%	22,255	16.7%
Selling, general and administrative	121,366	44.9%	106,199	47.4%	15,167	14.3%
Research and development	3,017	1.1%	3,068	1.3%	(51)	(1.7)%
Stock-based compensation	9,132	3.4%	6,285	2.8%	2,847	45.3%
Depreciation and amortization	1,485	0.5%	1,483	0.6%	2	0.1%
Gain on disposal of property and equipment	(2,239)	(0.8)%	(1,905)	(0.8)%	(334)	17.5%
Other expense (income), net	(252)	(0.1)%	173	0.1%	(425)	(245.7)%
Income from operations	22,949	8.5%	17,900	8.0%	5,049	28.2%
Non-operating income and expenses
Income (loss) from investments	—	—%	(954)	(0.4)%	954	(100.0)%
Interest expense, net	(1,182)	(0.4)%	(776)	(0.4)%	(406)	52.3%
Net income before taxes	21,767	8.1%	16,170	7.2%	5,597	34.6%
Provision for income taxes	6,391	2.4%	4,761	2.1%	1,630	34.2%
Net income	$15,376	5.7%	$11,409	5.1%	$3,967	34.8%
Net income attributable to noncontrolling interest	442	0.2%	144	0.1%	298	206.9%
Net income attributable to Viemed Healthcare, Inc.	$14,934	5.5%	$11,265	5.0%	$3,669	32.6%

Revenue

The following table summarizes our revenue for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	% of Total Revenue	2024	% of Total Revenue	$ Change	% Change
Net revenue from rentals
Ventilator rentals, non-invasive and invasive	$136,749	50.6%	$124,577	55.6%	$12,172	9.8%
Other home medical equipment rentals	58,386	21.6%	48,651	21.7%	9,735	20.0%
Net revenue from sales and services
Equipment and supply sales	50,254	18.6%	30,896	13.7%	19,358	62.7%
Service revenues	24,891	9.2%	20,133	9.0%	4,758	23.6%
Total net revenue	$270,280	100.0%	$224,257	100.0%	$46,023	20.5%

For the year ended December 31, 2025, revenue totaled $270.3 million, an increase of $46.0 million (or 20.5%) from the comparable period in 2024. The primary driver of this growth was our equipment and supply sales revenue, which increased by $19.4 million (or 62.7%), largely due to the success of our sleep resupply program and the addition of maternal health offerings in connection with the Lehan Drugs, Inc ("Lehan") acquisition (as discussed in Note 3 – Business Combinations of the Notes to Consolidated Financial Statements). Ventilator rental revenue increased by $12.2 million (or 9.8%), primarily as a result of higher patient volumes and sustained demand for ventilation services. Rental revenue from other HME increased by $9.7 million (or 20.0%), reflecting an expanding patient base and strong demand for PAP, oxygen, and airway clearance therapies. Services revenue increased by $4.8 million (or 23.6%) primarily due to the growth of healthcare staffing offerings.

Page	35

Cost of Revenue and Gross Profit

Cost of revenue for the year ended December 31, 2025 was $114.8 million, an increase of $23.8 million (or 26.1%) compared to the same period in 2024. This increase was primarily driven by higher patient volumes and the expansion of our service offerings, including higher personnel and product costs associated with servicing a larger patient base and supporting increased sales activity.

Gross profit margin decreased to approximately 57.5% for the year ended December 31, 2025, compared to 59.4% for the same period in 2024. The change in gross profit margin was primarily attributable to changes in revenue mix, including a higher proportion of revenue from categories that carry higher direct costs relative to ventilator rentals.

We expect continued growth and scale to support improved operating efficiencies over time, including increased fixed cost leverage. However, as revenue continues to shift toward a broader mix of products and services, including categories with different cost profiles, these efficiency gains may be partially offset. Accordingly, gross margin may fluctuate in future periods based on changes in revenue mix and the extent to which additional volume translates into economies of scale.

Selling, General and Administrative Expense

Selling, general and administrative expenses as a percentage of revenue improved to 44.9% for the year ended December 31, 2025 compared to 47.4% for the year ended December 31, 2024. Selling, general and administrative expenses totaled $121.4 million for the year ended December 31, 2025, an increase of $15.2 million (or 14.3%) from the comparable period in 2024.

The decrease in selling, general, and administrative expenses as a percentage of revenue reflects continued operating leverage and efficiency gains. The overall increase in selling, general and administrative expense as compared to the prior period is primarily attributable to additional employee-related expenses to support the Company's overall growth and the inclusion of operating expenses from the Lehan acquisition completed on July 1, 2025. Our full-time employee count increased from 1,179 as of December 31, 2024 to 1,382 as of December 31, 2025, an increase of 17%, reflecting both organic expansion and acquired operations. As a result, employee compensation expense increased by $9.7 million, or 13%, during the year.

Based on our current cost structure and expected revenue growth, we believe selling, general and administrative expenses as a percentage of revenue may continue to trend downward over time as the business scales, although period-to-period results may vary depending on the timing of hiring, the extent of integration activities, and other growth initiatives.

Research and Development Costs

For the year ended December 31, 2025, research and development costs totaled $3.0 million, a decrease of $0.1 million (or 1.7%) from the comparable period in 2024. Based on our current project pipeline and planned investment levels, we expect that the associated costs will remain relatively consistent in 2026.

Stock-Based Compensation

For the year ended December 31, 2025, stock-based compensation totaled $9.1 million, an increase of $2.8 million (or 45.3%) from the comparable period in 2024. The increase reflects our continued investment in employee retention and long-term incentive programs, including the broader integration of equity-based awards into our compensation structure. In recent years, we have increased the use of equity-based awards as part of our overall compensation programs, and the higher expense recognized during the year ended December 31, 2025 reflects the cumulative impact of awards granted in both the current and prior years, as those awards continue to vest over their respective service periods.

Gain on disposal of property and equipment

For the year ended December 31, 2025, gain on disposal of property and equipment totaled $2.2 million compared to $1.9 million for the year ended December 31, 2024. In both periods, the gains were primarily attributable to proceeds from the sale of recalled ventilators back to the manufacturer.

The ventilator buyback program was substantially completed as of December 31, 2025, and accordingly we do not expect additional material gains from these transactions in future periods. We may, however, continue to recognize gains or losses from the disposal of equipment in the ordinary course of business, including losses related to damaged or destroyed equipment.

Page	36

Income (loss) from investments

The $1.0 million loss from investments in the prior year ended December 31, 2024 primarily reflects a loss recognized on a debt investment. No investment-related loss was recorded for the year ended December 31, 2025.

Interest Expense, Net

For the year ended December 31, 2025, net interest expense was $1.2 million, an increase of $0.4 million from the comparable period in 2024. The increase in net interest expense is primarily due to outstanding borrowings as a result of debt issued to fund the Lehan acquisition.

Provision for Income Taxes

For the year ended December 31, 2025, the provision for income taxes was a $6.4 million expense, compared to a $4.8 million expense during the 2024 period. The increase in income tax expense was primarily attributable to higher pre-tax income. Our annual effective tax rate was 29.4% for both 2025 and 2024.

Net Income

For the year ended December 31, 2025, net income was $15.4 million, an increase of $4.0 million (or 34.8%) from the comparable period in 2024. The increase was primarily driven by higher operating income resulting from strong revenue growth across multiple product and service categories and improved operating leverage, partially offset by a lower gross margin driven by changes in revenue mix, higher selling, general and administrative expenses associated with headcount growth and the Lehan acquisition, and increased net interest expense related to acquisition financing. Net income as a percentage of net revenue increased from 5.1% for the year ended December 31, 2024 to 5.7% for the year ended December 31, 2025.

Page	37

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

The following table is a reconciliation of net income attributable to Viemed Healthcare, Inc., the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Net Income attributable to Viemed Healthcare, Inc.	$5,639	$3,513	$3,157	$2,625	$4,316	$3,878	$1,468	$1,603
Add back:
Depreciation & amortization	7,570	7,539	6,891	6,613	6,366	6,408	6,309	6,285
Interest expense, net	364	507	132	179	147	225	254	150
Stock-based compensation(a)	2,300	2,180	2,341	2,311	1,521	1,712	1,620	1,432
Transaction costs(b)	139	847	53	85	11	12	221	110
Impairment of assets(c)	—	—	—	—	—	125	2,173	—
Income tax expense	2,191	1,535	1,713	952	1,881	1,594	768	518
Adjusted EBITDA	$18,203	$16,121	$14,287	$12,765	$14,242	$13,954	$12,813	$10,098

(a) Represents non-cash, equity-based compensation expense associated with option and RSU awards.
(b) Represents transaction costs and expenses related to acquisition and integration efforts associated with recently announced or completed acquisitions.
(c) Represents impairments of the fair value of investment and litigation-related assets.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2025 was $13.5 million, compared to $17.5 million at December 31, 2024. Typically, our principal source of liquidity is the collection of our patient accounts receivable. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity through the incurrence of indebtedness. Based on our current plan of operations, we believe cash and cash equivalents, when combined with expected cash flows from operations and amounts available under our 2022 Senior Credit Facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company has also historically utilized short term financing arrangements with suppliers that could be extended over a longer term if there was a need for additional liquidity.

Page	38

On June 6, 2025, the Company's Board of Directors authorized and approved a share repurchase program. Under the terms of the 2025 Share Repurchase Program, the Company repurchased 1,976,441 of its common shares and the program was completed and terminated during the three months ended September 30, 2025. On March 4, 2026, the Company's Board of Directors authorized and approved a share repurchase program. Under the terms of the 2026 Share Repurchase Program, the Company may repurchase up to 1,930,131 of its common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule 10b-18 of the Exchange Act.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
Net Cash provided by (used in):
Operating activities	$51,916	$39,089
Investing activities	(50,166)	(30,699)
Financing activities	(5,789)	(3,689)
Net increase (decrease) in cash and cash equivalents	$(4,039)	$4,701

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2025 was $51.9 million, resulting from net income of $15.4 million, increased by net income adjustments of $38.8 million and offset by an increase in non-cash working capital of $2.3 million. The net income adjustments primarily consisted of $28.6 million of depreciation and amortization, $9.1 million of stock-based compensation, and a $3.1 million deferred income tax expense, partially offset by a $2.2 million gain on disposal of property and equipment. The primary change in non-cash working capital was a decrease in net income tax payable of $4.1 million, partially offset by an increase in net accounts receivable of $1.2 million.

Net cash provided by operating activities during the year ended December 31, 2024 was $39.1 million, resulting from net income of $11.4 million, increased by net income adjustments of $27.3 million and offset by an increase in non-cash working capital of $0.4 million. The net income adjustments primarily consisted of $25.4 million of depreciation and amortization, $6.3 million of stock-based compensation, and an impairment loss on debt investment of $1.3 million, partially offset by a $3.8 million deferred income tax benefit, and a $1.9 million gain on disposal of property and equipment. The primary change in non-cash working capital was an increase in net accounts receivable of $6.1 million, partially offset by an increase in accrued liabilities of $2.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 was $50.2 million, primarily due to the net cash paid for the acquisition of Lehan of $26.3 million. Net cash used for capital expenditures during the period was $23.8 million and consisted of $40.0 million of purchases of property and equipment, partially offset by $16.2 million of sales proceeds from the disposal of property and equipment. Net cash used for capital expenditures represents a decrease of $3.6 million, or 13%, compared to 2024. Purchases of property and equipment were primarily related to medical equipment placed with patients under our rental arrangements.

Net cash used in investing activities during the year ended December 31, 2024 was $30.7 million. Net cash used for capital expenditures during the period was $27.5 million and consisted of $37.8 million of purchases of property and equipment, partially offset by $10.3 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment placed with patients under our rental arrangements. Net cash used in investing activities also included $3.0 million of net cash paid for the acquisition of East Alabama HomeMed, LLC ("HomeMed") and $1.0 million related to an equity investment.

Page	39

Net Cash Used in Financing Activities

Net cash used in financing activities during the year ended December 31, 2025 was $5.8 million. During the period, proceeds from the 2022 Term Loan Facility (as defined below) were $9.0 million and proceeds from the 2022 Revolving Credit Facility (as defined below) were $13.0 million, which were used to partially fund the cash acquisition of Lehan. Subsequent to the Lehan acquisition, the Company made principal payments totaling $13.0 million on the 2022 Revolving Credit Facility, resulting in no outstanding borrowings under the 2022 Revolving Credit Facility as of December 31, 2025. In addition, the Company repurchased and cancelled common shares totaling $13.2 million pursuant to the Share Repurchase Program authorized by the Board on June 6, 2025 (the "2025 Share Repurchase Program") and paid $1.7 million to satisfy employee income tax withholding obligations associated with the vesting of restricted stock units ("RSUs"), while proceeds from the exercise of options during the year ended December 31, 2025 were $1.4 million.

Net cash used in financing activities during the year ended December 31, 2024 was $3.7 million. During the period, proceeds from the 2022 Revolving Credit Facility (as defined below) were $3.0 million, which were used to fund the HomeMed acquisition. Subsequent to the HomeMed acquisition, principal payments on the 2022 Revolving Credit Facility were $5.0 million. Principal payments on the 2022 Term Loan Facility (as defined below) were $0.3 million. Additionally, principal payments on acquired loans were $0.8 million during the year ended December 31, 2024. The Company acquired and cancelled 142,985 common shares at a cost of $1.1 million to satisfy employee income tax withholding obligations associated with the vesting of RSUs, while proceeds from the exercise of options during the year ended December 31, 2024 were $1.0 million.

Sources of Liquidity

Our principal source of liquidity is our operating cash flow, which is supplemented by extended payment terms from our suppliers and amounts available under the 2022 Senior Credit Facilities.

Senior Credit Facilities

On November 29, 2022, the Company refinanced its existing borrowings under the prior Commercial Business Loan Agreement with Hancock Whitney Bank and entered into a new credit agreement (the "2022 Senior Credit Facilities") with the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, that provides for an up to $30.0 million revolving credit facility (the "2022 Revolving Credit Facility") and an up to $30.0 million delayed draw term loan facility (the "2022 Term Loan Facility"), both maturing in November 2027. On May 28, 2024, the Company entered into a First Amendment to the 2022 Senior Credit Facilities that extends the delayed draw term loan commitment expiration date to November 29, 2025, from its initial expiration date of May 29, 2024, and provides for other technical amendments. On June 6, 2025, the Company entered into a Second Amendment to the 2022 Senior Credit Facilities that, among other things, increased the permitted amount of restricted payments that may be made by the Company and its subsidiaries, subject to specified conditions, and made other conforming and administrative changes. On November 7, 2025, the Company entered into a Third Amendment to the 2022 Senior Credit Facilities that, among other things, further extended the delayed draw term loan commitment expiration date from November 29, 2025 to November 29, 2026 and included other technical amendments.

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility were $12.9 million as of December 31, 2025. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of December 31, 2025.

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

Page	40

•Consolidated Fixed Charge Coverage Ratio (defined generally as (a) adjusted EBITDA minus capital expenditures minus cash taxes to (b) the sum of scheduled principal payments plus cash interest expense plus restricted payments) of not less than 1.25:1.0.

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at December 31, 2025.

Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, the repayment of debt, the repurchase of shares of our common stock, the funding of acquisitions, operations, and other working capital requirements. Our contractual obligations primarily relate to the repayment of existing debt and contractual obligations for operating leases. The following table presents our material contractual obligations and commitments to make future payments as of December 31, 2025:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$2,578	$12,456
Lease Obligations	1,442	2,615
Total	$4,020	$15,071

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after December 31, 2025. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $1.9 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

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

Page	41

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to fluctuations in interest rates from borrowings under the 2022 Senior Credit Facilities. The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%. Outstanding borrowings subject to interest rate fluctuations under the 2022 Term Loan Facility were $12.9 million as of December 31, 2025. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of December 31, 2025. Based on our outstanding borrowings, an immediate 100 basis point change in interest rates would not have a material effect on our net income.

Page	42

VIEMED HEALTHCARE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

Page	F-1

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Viemed Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viemed Healthcare, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2026 expressed an unqualified opinion thereon.

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

Revenue and Accounts Receivable, net

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company records accounts receivable and revenues for rentals and sales based upon contractually agreed-upon rates, reduced by adjustments for estimated probable collectability losses related to rental revenues and variable consideration for implicit price concessions related to sales revenues. The adjustments to revenue and accounts receivables are estimated utilizing historical realization data under a portfolio approach, which is then assessed by management to evaluate whether adjustments should be made based on accounts receivable aging trends, other operating trends, and relevant business conditions such as governmental and managed care payor claims processing procedures. The Company recognized $245.4 million in rental and sales revenues for the year ended December 31, 2025 and recorded $25.6 million in accounts receivable, net at December 31, 2025.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of certain of the Company's controls as applicable over its estimate of adjustments to rental and sales revenues and net accounts receivable, including internal controls over the Company’s process to develop the assumptions used to estimate the net accounts receivable expected to be collected.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
New Orleans, Louisiana
March 4, 2026

Page	F-3

VIEMED HEALTHCARE, INC. CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)

	Note	At December 31, 2025	At December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	2	$13,501	$17,540
Accounts receivable, net	2	25,586	24,911
Inventory	2	5,047	4,320
Income tax receivable		227	—
Prepaid expenses and other assets		4,132	6,109
Total current assets		$48,493	$52,880
Long-term assets
Property and equipment, net	4	78,775	76,279
Finance lease right-of-use assets		—	50
Operating lease right-of-use assets		3,580	2,831
Equity investments	2	2,794	2,794
Deferred tax asset	10	5,289	8,398
Identifiable intangibles, net	2	1,285	848
Goodwill	3	58,938	32,989
Total long-term assets		$150,661	$124,189
TOTAL ASSETS		$199,154	$177,069

LIABILITIES
Current liabilities
Trade payables		$7,333	$5,322
Deferred revenue		7,520	6,694
Income taxes payable		—	3,883
Accrued liabilities	5	23,910	20,157
Finance lease liabilities, current portion	6	—	50
Operating lease liabilities, current portion	6	1,203	811
Current portion of long-term debt	6	1,090	409
Total current liabilities		$41,056	$37,326
Long-term liabilities
Accrued liabilities	8	922	846
Operating lease liabilities, less current portion	6	2,364	2,007
Long-term debt	6	11,291	3,589
Total long-term liabilities		$14,577	$6,442
TOTAL LIABILITIES		$55,633	$43,768

Commitments and Contingencies		—	—

SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,019,082 and 39,132,897 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	8	16,912	23,365
Additional paid-in capital		21,742	18,337
Retained earnings		102,891	89,691
TOTAL VIEMED HEALTHCARE, INC.'S SHAREHOLDERS' EQUITY		$141,545	$131,393
Noncontrolling interest in subsidiary		1,976	1,908
TOTAL SHAREHOLDERS' EQUITY		143,521	133,301
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$199,154	$177,069

See accompanying notes to the consolidated financial statements
Page	F-4

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

		Year Ended December 31,
	Note	2025	2024	2023
Revenue	2	$270,280	$224,257	$183,008

Cost of revenue		114,822	91,054	70,225

Gross profit		$155,458	$133,203	$112,783

Operating expenses
Selling, general and administrative		121,366	106,199	87,884
Research and development		3,017	3,068	2,782
Stock-based compensation	8	9,132	6,285	5,849
Depreciation and amortization		1,485	1,483	1,391
Loss (gain) on disposal of property and equipment		(2,239)	(1,905)	645
Other expense (income), net		(252)	173	(98)
Income from operations		$22,949	$17,900	$14,330

Non-operating income and expenses
Income (loss) from investments		—	(954)	485
Interest expense, net	6	(1,182)	(776)	(424)

Net income before taxes		21,767	16,170	14,391
Provision for income taxes	10	6,391	4,761	4,148
Net income		$15,376	$11,409	$10,243
Net income attributable to noncontrolling interest		442	144	—
Net income attributable to Viemed Healthcare, Inc.		$14,934	$11,265	$10,243

Net income per share
Basic	11	$0.38	$0.29	$0.27
Diluted	11	$0.37	$0.28	$0.25

Weighted average number of common shares outstanding:
Basic	11	38,895,228	38,754,893	38,354,071
Diluted	11	40,823,823	40,805,085	40,378,922

See accompanying notes to the consolidated financial statements
Page	F-5

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity December 31, 2022	38,049,739	$15,123	$12,125	$69,846	$—	$97,094
Stock-based compensation - options	—	—	1,165	—	—	1,165
Stock-based compensation - restricted stock	—	—	4,684	—	—	4,684
Exercise of options	246,022	1,303	—	—	—	1,303
Shares issued for vesting of restricted stock units	285,635	2,276	(2,276)	—	—	—
Shares redeemed to pay income tax	(75,235)	—	—	(594)	—	(594)
Net income	—	—	—	10,243	—	10,243
Shareholders' equity, December 31, 2023	38,506,161	$18,702	$15,698	$79,495	$—	$113,895

Stock-based compensation - options	—	—	269	—	—	269
Stock-based compensation - restricted stock	—	—	6,016	—	—	6,016
Exercise of options	281,121	1,017	—	—	—	1,017
Shares issued for vesting of restricted stock units	488,600	3,646	(3,646)	—	—	—
Shares redeemed to pay income tax	(142,985)	—	—	(1,069)	—	(1,069)
Acquired non-controlling interest	—	—	—	—	1,800	1,800
Distribution to non-controlling interest	—	—	—	—	(36)	(36)
Net income	—	—	—	11,265	144	11,409
Shareholders' equity, December 31, 2024	39,132,897	$23,365	$18,337	$89,691	$1,908	$133,301

Stock-based compensation - options	—	—	25	—	—	25
Stock-based compensation - restricted stock	—	—	9,107	—	—	9,107
Exercise of options	352,823	1,439	—	—	—	1,439
Shares issued for vesting of restricted stock units	724,371	5,765	(5,765)	—	—	—
Shares redeemed to pay income tax	(214,568)	—	—	(1,734)	—	(1,734)
Distribution to non-controlling interest	—	—	—	—	(374)	(374)
Shares repurchased under the share repurchase program	(1,976,441)	(13,657)	38	—	—	(13,619)
Net income	—	—	—	14,934	442	15,376
Shareholders' equity, December 31, 2025	38,019,082	$16,912	$21,742	$102,891	$1,976	$143,521

See accompanying notes to the consolidated financial statements
Page	F-6

VIEMED HEALTHCARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars)

		Year Ended December 31,
	Note	2025	2024	2023
Cash flows from operating activities
Net income		$15,376	$11,409	$10,243
Adjustments for:
Depreciation and amortization		28,613	25,368	21,862
Stock-based compensation expense	8	9,132	6,285	5,849
Distributions of earnings received from equity method investments		—	147	980
Income from equity method investments		—	(261)	(485)
Loss (income) from debt investment		—	1,344	(219)
Loss (gain) on disposal of property and equipment		(2,239)	(1,905)	645
Amortization of deferred financing costs		228	187	—
Deferred income tax expense (benefit)		3,109	(3,840)	(1,439)
Changes in working capital:
Accounts receivable, net		1,158	(6,073)	(1,058)
Inventory		59	574	(472)
Prepaid expenses and other assets		(503)	544	2,176
Trade payables		479	359	(859)
Deferred revenue		359	364	851
Accrued liabilities		255	2,857	4,959
Income tax payable/receivable		(4,110)	1,730	2,179
Net cash provided by operating activities		$51,916	$39,089	$45,212
Cash flows from investing activities
Purchase of property and equipment	4	(39,985)	(37,771)	(26,093)
Investment in equity investments	2	—	(1,000)	(20)
Cash paid for acquisitions, net of cash acquired	3	(26,332)	(2,999)	(28,588)
Proceeds from sale of debt security		—	750	—
Proceeds from sale of property and equipment	4	16,151	10,321	2,588
Net cash used in investing activities		$(50,166)	$(30,699)	$(52,113)
Cash flows from financing activities
Proceeds from exercise of options	8	1,439	1,017	1,303
Proceeds from term notes	6	9,000	—	5,000
Principal payments on term notes	6	(730)	(1,071)	(3,721)
Proceeds from revolving credit facilities	6	13,000	3,000	8,000
Principal payments on revolving credit facilities	6	(13,000)	(5,000)	(7,005)
Payments for debt issuance costs		(115)	(192)	—
Shares redeemed to pay income tax	8	(1,734)	(1,069)	(594)
Shares repurchased under the share repurchase program	8	(13,225)	—	—
Repayments of finance lease liabilities		(50)	(338)	(157)
Distributions to non-controlling interest		(374)	(36)	—
Net cash provided by (used in) financing activities		$(5,789)	$(3,689)	$2,826
Net increase (decrease) in cash and cash equivalents		(4,039)	4,701	(4,075)
Cash and cash equivalents at beginning of year		17,540	12,839	16,914
Cash and cash equivalents at end of period		$13,501	$17,540	$12,839
Supplemental disclosures of cash flow information
Cash paid during the period for interest		$874	$950	$851
Cash paid during the period for income taxes, net of refunds		$7,390	$6,827	$3,566
Supplemental disclosures of non-cash transactions
Non-cash change in debt from the reclassification of debt issuance costs	6	$—	$—	$(594)
Net non-cash changes to operating lease		$—	$—	$(41)
Equipment and other fixed asset purchases payable at end of period		$3,221	$2,179	$1,396
Equipment sales receivable at end of period		$—	$2,844	$—
Non-cash consideration received for sale of debt security		$—	$125	$—

See accompanying notes to the consolidated financial statements
Page	F-7

VIEMED HEALTHCARE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts)

Notes to Consolidated Financial Statements

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of home medical equipment and post-acute respiratory healthcare services in the United States, with a focus on respiratory, chronic care, and women’s health products and services. The Company’s primary service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company serves patients in all 50 states of the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

The Company’s common shares are traded on the Nasdaq Stock Market LLC under the symbol "VMD".

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows have been made.

As of December 31, 2024, the Company no longer qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the Securities Act), as modified by the Jumpstart our Business Startups Act of 2012 (the JOBS Act), and is therefore no longer eligible for the related scaled disclosure and other reporting accommodations, including the exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Reporting Currency

All values are in U.S. dollars ($ or "USD").

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated.

Page	F-8

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, accounts receivable, income tax provisions, business combinations, and goodwill. Actual results could differ from these estimates.

Segment Reporting

The Company’s chief operating decision-makers ("CODMs") are its Chief Executive Officer and Chief Operating Officer, who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. The CODMs’ primary measure of segment profit or loss is consolidated net income, as presented on the Consolidated Statements of Income. The CODMs use this measure, together with other consolidated financial information, to assess performance trends, compare actual results to budgets and prior periods, and to allocate resources, including decisions related to personnel, operating infrastructure, capital expenditures, and acquisitions. In making these decisions, the CODMs review the Company’s results on a consolidated basis and do not evaluate operating results at a lower level.

There are no segment managers who are held accountable by the CODMs, or anyone else, for any planning, strategy, and key decision-making regarding operations. The corporate office is responsible for contract negotiation with vendors and payors, corporate compliance with healthcare laws and regulations, and revenue cycle management, among other corporate supporting functions. Accordingly, the Company has a single reportable segment and operating segment structure. The CODMs do not receive or use additional disaggregated expense information beyond the expense categories presented on the face of the Consolidated Statements of Income for purposes of resource allocation or performance assessment. As a result, all expense categories on the Consolidated Statements of Income are significant, and there are no other significant segment expenses that require disclosure.

The measure of segment assets is total consolidated assets, including goodwill, as presented on the Consolidated Balance Sheets. Assets provided to the CODMs are consistent with those reported on the Consolidated Balance Sheets, with particular emphasis on the Company’s available liquidity, including cash, and cash equivalents. The CODMs do not receive information regarding assets at a lower level, and there are no other significant segment assets that require disclosure.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with an original maturity of three months or less that are readily convertible to known amounts of cash that are subject to insignificant risk or change. At December 31, 2025 and 2024, the Company's cash was held primarily in checking and money market accounts. Cash and cash equivalents consist of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Cash	$7,198	$6,958
Money market accounts	6,303	10,582
Total cash and cash equivalents	$13,501	$17,540

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

Page	F-9

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

Included in accounts receivable at December 31, 2025 are amounts due from Medicare representing 25% of total outstanding net receivables. As of December 31, 2024, 27% of total outstanding net receivables were amounts due from Medicare.

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

Equity Investments

Equity investments on the Consolidated Balance Sheets are primarily comprised of equity investments without readily determinable fair values accounted for under the measurement alternative described in ASC 321-10-35-2. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The balance of the Company’s equity investments was $2.8 million as of December 31, 2025 and December 31, 2024. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of December 31, 2025 on its investments in equity securities without a readily determinable fair value.

Page	F-10

Intangible Assets

Intangible assets consist primarily of trade names and other identifiable intangible assets. Definite lived intangible assets are amortized over their estimated useful lives, and amortization expense is included in depreciation and amortization in the accompanying Consolidated Statements of Income.

During the year ended December 31, 2025, the Company recorded a $0.6 million definite lived trade name with an estimated useful life of five years in connection with the acquisition of Lehan Drugs, Inc. ("Lehan"). During the year ended December 31, 2024, the Company recorded a $0.4 million indefinite lived trade name related to the acquisition of East Alabama HomeMed, LLC ("HomeMed"). During the year ended December 31, 2023, the Company recorded $0.5 million of definite lived trade names with an estimated useful life of five years related to the acquisition of HMP.

Amortization expense related to definite lived intangible assets was $0.2 million and $0.1 million for the years ended December 31, 2025 and December 31, 2024, respectively. The weighted average remaining useful life of definite-lived intangible assets was 3.5 years as of December 31, 2025.

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

Page	F-11

The revenues from each major source are summarized in the following table:

	Year Ended December 31,
	2025	2024	2023
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$136,749	$124,577	$108,258
Other home medical equipment rentals	58,386	48,651	38,315
Revenue from sales and services
Equipment and supply sales	50,254	30,896	25,770
Service revenues	24,891	20,133	10,665
Total revenues	$270,280	$224,257	$183,008

Revenues from Medicare as a percentage of the Company's total revenue for the years ended December 31, 2025, 2024, and 2023 were 38%, 41%, and 44%, respectively.

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

Page	F-12

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

Fair Value Measurements

Fair value is determined based on assumptions that a market participant would use in pricing an asset or liability. GAAP establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques. Inputs are classified in Level 1 when valuation is based on quoted prices in active markets for identical assets or liabilities. Inputs are classified in Level 2 when valuation is based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable, market-corroborated inputs. Inputs are classified in Level 3 when valuation is based on significant unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities. The carrying amounts outstanding under the Company’s credit facilities approximate fair value because the related interest rates are variable and reflective of current market rates. When estimated, the fair value of the Company’s debt is determined using observable market inputs and is classified within Level 2 of the fair value hierarchy.

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

For the year ended December 31, 2025, the Company performed an assessment of qualitative factors and determined that no events or circumstances existed that would lead to a determination that it is more likely than not that the fair value of indefinite-lived assets were less than the carrying amount. As such, a quantitative analysis was not required to be performed and the Company did not record any goodwill impairment charges.

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the years ended December 31, 2025, 2024, and 2023.

Page	F-13

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities' annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard during the year ended December 31, 2025 on a retrospective basis. Refer to Note 10 “Income Taxes” for further information.

Recently Issued Accounting Pronouncements

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

3.     Business Combinations

Lehan Drugs, Inc.

On July 1, 2025, the Company completed the acquisition of 100% of the outstanding equity interests of Lehan, an Illinois-based provider of home medical equipment. The acquisition met the definition of a business and was accounted for under the acquisition method of accounting in accordance with ASC 805. The fair value of the consideration totaled approximately $29.2 million.

The following table summarizes the estimated fair values of the consideration paid or payable, assets acquired, and liabilities assumed at the acquisition date (in thousands):

Purchase Price
Cash paid or payable	$27,451
Contingent consideration	1,750
TOTAL CONSIDERATION	29,201

Identifiable Assets
Cash and cash equivalents	383
Accounts receivable	1,833
Inventory	786
Prepaid expenses and other assets	176
Property and equipment, net	959
Lease assets	60
Identifiable intangibles	628
TOTAL ASSETS	4,825
Identifiable Liabilities
Trade payables	490
Deferred revenue	467
Accrued liabilities	557
Current portion of lease liabilities	41
Long-term lease liabilities	18
TOTAL LIABILITIES	1,573

Net assets acquired	3,252
Resulting goodwill	$25,949

After the Company’s September 30, 2025 financial statements were issued, management identified and recorded immaterial measurement period adjustments to the provisional amounts recognized for acquired accrued liabilities and deferred revenue, and finalized the net working capital adjustment. These adjustments resulted in an increase in goodwill. There was no impact to the Company’s consolidated statements of income for the year ended December 31, 2025.

The results of Lehan’s operations have been included in the Company’s consolidated financial statements since the date of acquisition. The Company incurred approximately $1.1 million of acquisition-related costs during the year ended December 31, 2025, which are included in selling, general and administrative expenses.

Goodwill recognized in this transaction primarily represents the expected realization of operational synergies, the integration of Lehan’s maternal health services within Viemed’s broader clinical platform, and the strategic expansion of the Company’s geographic presence across the Midwest. All goodwill is expected to be deductible for income tax purposes.

Page	F-15

East Alabama HomeMed, LLC

On April 1, 2024, the Company acquired a controlling 60% equity interest in HomeMed. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. As a result of the acquisition, goodwill of $3.2 million and a trade name of $0.4 million were recognized. The Company determined that its portion of the goodwill is fully tax-deductible. Additionally, a noncontrolling interest of $1.8 million was recorded at the acquisition date. The accompanying financial statements include the results of HomeMed's operations from the acquisition date. Changes in the noncontrolling interests after the acquisition date are accounted for pursuant to ASC 810, Consolidation.

Home Medical Products, Inc.

On June 1, 2023, the Company completed the acquisition of Home Medical Products, Inc. (“HMP”), which operates in Tennessee, Alabama, and Mississippi. The Company acquired 100% of the equity ownership of HMP in exchange for approximately $29 million in cash. The following table summarizes the consideration paid and estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

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

Goodwill resulted from a combination of synergies and cost savings, and further expansion into Tennessee, Alabama, and Mississippi. All of the goodwill is deductible for income tax purposes. There were no contingent consideration arrangements included in the transaction. The results of HMP’s operations have been included in the consolidated financial statements since the date of acquisition.

Page	F-16

4.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	December 31, 2025	December 31, 2024
Medical equipment	$121,307	$116,938
Furniture and equipment	5,215	4,523
Land	2,566	2,566
Buildings	8,492	8,307
Leasehold improvements	717	660
Vehicles	1,398	1,288
Less: Accumulated depreciation	(60,920)	(58,003)
Property and equipment, net of accumulated depreciation	$78,775	$76,279

Depreciation in the amount of $27.1 million, $23.9 million, and $20.5 million is included in cost of revenue for the years ended December 31, 2025, 2024, and 2023, respectively.

5.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	December 31, 2025	December 31, 2024
Accrued trade payables	$4,995	$4,016
Accrued commissions payable	977	1,027
Accrued bonuses payable	4,858	6,589
Accrued vacation and payroll	4,646	3,402
Current portion of phantom share liability	1,650	1,701
Acquisition-related contingent consideration	1,750	—
Accrued other liabilities	5,034	3,422
Total accrued liabilities	$23,910	$20,157

6.     Debt and Lease Liabilities

Debt

The following table summarizes the Company’s debt as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
2022 Senior Credit Facilities	$12,867	$4,563
Medical equipment financing	—	34
Financing costs and commitment fees	(486)	(599)
Current portion	(1,090)	(409)
Long-term portion	$11,291	$3,589

Page	F-17

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at December 31, 2025.

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

On May 28, 2024, the Company entered into a First Amendment to the 2022 Senior Credit Facilities that (a) extended the delayed draw term loan commitment expiration date to November 29, 2025, from its initial expiration date of May 29, 2024, and (b) provided for other technical amendments. On June 6, 2025, the Company entered into a Second Amendment to the 2022 Senior Credit Facilities that (a) increased the permitted amount of restricted payments that may be made by the Company and its subsidiaries subject to specified conditions, and (b) made other conforming and administrative changes. On November 7, 2025, the Company entered into a Third Amendment to the 2022 Senior Credit Facilities that, among other things, (a) further extended the delayed draw term loan commitment expiration date from November 29, 2025 to November 29, 2026 and (b) included other technical amendments.

Page	F-18

Medical Equipment Financing

The Company periodically enters into medical equipment financing obligations through supplier finance programs. The financing obligations are primarily short term in nature and are payable in monthly installments.

Leases

The Company has recognized finance lease liabilities for vehicles and operating leases for land and buildings that have terms greater than twelve months, as follows:

	December 31, 2025	December 31, 2024
Lease liabilities	$3,567	$2,868
Less:
Current portion of lease liabilities	(1,203)	(861)
Net long-term lease liabilities	$2,364	$2,007

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. These lease liabilities are recorded at their present value using a discount rate ranging from 5.50% to 7.87%, based on the Company's incremental borrowing rate at the time of assessment. At December 31, 2025, the weighted average lease term was approximately 3.17 years.

Future maturities of the Company's operating lease liabilities as of December 31, 2025 are summarized as follows:

Lease Liability
2026	$1,442
2027	1,194
2028	957
2029	296
2030	167
Total lease payments	$4,056
Less: imputed interest	$489
Present value of lease liabilities	$3,567

Operating rental expenses for the years ended December 31, 2025, 2024, and 2023 amounted to $1.8 million, $1.5 million, and $1.0 million, respectively.

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

Page	F-19

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024:

	At December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$6,303	$—	$—	$6,303
Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,750	$1,750

	At December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$10,582	$—	$—	$10,582

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

The Company reassesses the fair value of acquisition-related contingent consideration each reporting period, and any changes in estimated fair value are recognized in Other expense (income) in the Consolidated Statements of Income. At December 31, 2025, contingent consideration liabilities of $1.8 million were included in accrued liabilities in the Consolidated Balance Sheets. There were no changes in fair value or payments related to contingent consideration during the year ended December 31, 2025. At December 31, 2024, the Company had no contingent consideration liabilities.

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

Page	F-20

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

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,019,082 and 39,132,897 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.

For the year ended December 31, 2025, the Company repurchased and canceled 1,976,441 common shares at a cost of $13.6 million pursuant to the 2025 Share Repurchase Program. The Company also acquired and cancelled 214,568 common shares at a cost of $1.7 million to satisfy employee income tax withholding associated with RSUs vesting during the year ended December 31, 2025. The Company’s retained earnings were reduced by the direct costs of the shares repurchased and cancelled.

Stock-Based Compensation

On June 6, 2024 (the "Effective Date"), the Company’s shareholders approved the Company's 2024 Long Term Incentive Plan (the "2024 Omnibus Plan") to provide an incentive to attract, retain, and reward directors, officers, employees, and consultants who provide services to the Company or any of its subsidiaries. All directors, officers, employees, and consultants of the Company and/or its affiliates are eligible to receive awards under the 2024 Omnibus Plan, subject to its terms. Awards include common share purchase options, restricted stock, stock appreciation rights, performance awards, or other stock-based awards, including RSUs, deferred stock units, and dividends and dividend equivalents.

On June 5, 2025, the Company's shareholders approved the first amendment to the 2024 Omnibus Plan, increasing the aggregate number of common shares authorized for issuance. Following this amendment, the maximum number of common shares that will be available for awards and issuance under the 2024 Omnibus Plan and that may be reserved for issuance at any time, including under previous plans such as the 2020 Long Term Incentive Plan (effective June 11, 2020), the Amended and Restated Stock Option Plan (effective as of July 17, 2018), the Amended and Restated Restricted Share Unit Plan (effective as of July 17, 2018), and the Deferred Share Unit Plan (effective July 17, 2018), is 7,904,769 shares. The maximum amount of common shares that may be awarded under the 2024 Omnibus Plan as “incentive stock options” is 1,000,000 common shares. As of December 31, 2025, the Company had outstanding options of 3,538,000 and RSUs of 2,134,000 associated with common shares under the existing plans.

The following table summarizes stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation - options	$25	$269	$1,165
Stock-based compensation - restricted stock units	9,107	6,016	4,684
Total	$9,132	$6,285	$5,849

At December 31, 2025, there was no remaining unrecognized pre-tax stock option expense under the Company’s equity compensation plans. As of December 31, 2025, there was approximately $5.9 million of total unrecognized pre-tax compensation expense related to outstanding time-based RSUs that is expected to be recognized over a weighted average period of 1.43 years.

Page	F-21

Options

The following table summarizes stock option activity for the years ended December 31, 2025, 2024 and 2023:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2022	4,497	$5.26	6.9 years	$11,356
Issued	—	—
Exercised	(246)	5.42
Expired / Forfeited	(37)	6.33
Balance December 31, 2023	4,214	$5.25	5.9 years	$11,698
Issued	—	—
Exercised	(281)	3.62
Expired / Forfeited	(16)	5.21
Balance December 31, 2024	3,917	$5.36	5.0 years	$10,984
Issued	—	—
Exercised	(353)	4.08
Expired / Forfeited	(26)	10.44
Balance December 31, 2025	3,538	$5.45	4.1 years	$7,968
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing price of the Company's common shares on the last trading day of the period ($7.43, $8.02 and $7.85 on December 31, 2025, 2024 and 2023, respectively).

The aggregate intrinsic value of options outstanding and options exercisable was $8.0 million at December 31, 2025. During the fiscal years ended December 31, 2025, 2024 and 2023, 352,823, 281,121 and 246,022 common shares were issued pursuant to the exercise of stock options, respectively.

At December 31, 2025, the Company had 3,538,000 exercisable stock options outstanding with a weighted average exercise price of $5.45 and a weighted average remaining contractual life of 4.1 years. At December 31, 2024, the Company had 3,691,000 exercisable stock options outstanding with a weighted average exercise price of $5.37 and a weighted average remaining contractual life of 4.9 years.

The fair value of the stock options has been charged to the Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the year ended December 31, 2025.

Page	F-22

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

The following table summarizes RSU activity for the years ended December 31, 2025, 2024 and 2023:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2022	629	$5.62	0.88 years	$4,755
Issued	921	7.88
Vested	(286)	5.82
Forfeited	(38)	6.98
Balance December 31, 2023	1,226	$7.23	0.86 years	$9,624
Issued	915	8.18
Vested	(489)	7.07
Forfeited	(138)	7.84
Balance December 31, 2024	1,514	$7.80	1.38 years	$12,141
Issued	1,423	8.03
Vested	(724)	7.44
Forfeited	(79)	7.95
Balance December 31, 2025	2,134	$8.07	1.43 years	$15,857
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the closing price of the Company's common shares on the last trading day of the period ($7.43, $8.02 and $7.85 on December 31, 2025, 2024 and 2023, respectively).

During the year ended December 31, 2025, the Company issued 1,422,873 RSUs, with a vesting term of one or three years and a weighted-average fair value between $6.37 and $8.15 per share. During the year ended December 31, 2024, the Company issued 915,043 RSUs, with a vesting term of one to three years and a fair value between $7.05 and $8.39 per share. During the year ended December 31, 2023, the Company issued 920,588 RSUs, with a vesting term of one to three years and a fair value between $7.10 and $7.93 per share.

Page	F-23

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

The following table summarizes PSU activity for the years ended December 31, 2025, 2024 and 2023:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2022	513	$3,878
Issued	181	1,444
Vested	(245)	(2,354)
Forfeited	(31)	(241)
Balance December 31, 2023	418	$3,281
Issued	268	2,161
Vested	(218)	(1,607)
Forfeited	(27)	(214)
Balance December 31, 2024	441	$3,537
Issued	277	2,275
Vested	(215)	(1,758)
Forfeited	(19)	(136)
Balance December 31, 2025	484	$3,596
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s common shares at that time; the value of issued share equivalents is based on the market price of the Company’s common shares at issuance; the value of vested share equivalents is based on the cash paid at the time of vesting; and the values of forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's common shares at the end of the period. The market price of the Company's common shares was $7.43, $8.02 and $7.85 on December 31, 2025, 2024 and 2023, respectively.

The change in fair value of the PSUs has been charged to the Consolidated Statements of Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with PSUs at December 31, 2025 is $2.6 million, with $1.7 million of this amount included in current accrued liabilities and the remaining portion of $0.9 million included in long-term accrued liabilities. At December 31, 2024, the total liability associated with PSUs was $2.5 million, with $1.7 million of this amount included in current accrued liabilities and the remaining portion of $0.8 million included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of PSUs is recorded in selling, general and administrative expenses within the Consolidated Statements of Income. The following table summarizes expense associated with the PSUs for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative	$1,773	$1,729	$2,189

The Company paid cash settlements of $1.8 million, $1.6 million and $2.4 million during the years ended December 31, 2025, 2024 and 2023, respectively, pertaining to vestings of cash-settled PSUs.

Page	F-24

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

10.     Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC Topic 740, which requires, among other things, a balance sheet approach to calculating deferred income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in the years in which the differences are expected to reverse.

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

The Company is domiciled in Canada and files income tax returns in Canada, the United States, and various U.S. state jurisdictions. Substantially all of the Company’s operations and taxable income are generated in the United States. In fiscal year 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, which requires enhanced disaggregation and presentation of income tax information, including disclosures based on the Company’s jurisdiction of domicile. The adoption of this standard impacted the presentation and disclosure of income taxes but did not affect the Company’s consolidated results of operations, financial position, or cash flows.

At December 31, 2025 and 2024, the Company had no amounts recorded for unrecognized tax benefits. The Company recognizes interest and penalties related to income tax matters within income tax expense. The Company is generally not subject to examination by taxing authorities for years prior to 2022.

Page	F-25

Effective Tax Rate Reconciliation

A reconciliation of the Canadian federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Canadian federal statutory income tax rate	15.0%	15.0%	15.0%
Provincial and local income taxes (Canada), net of federal tax effect	—%	—%	—%
Foreign tax effects
United States federal statutory rate differential	6.0%	6.0%	6.0%
United States state income taxes	3.4%	2.5%	3.8%
Effect of changes in tax laws or rates enacted in the current period	—%	0.8%	—%
Effect of cross-border tax laws	—%	—%	—%
Tax credits	—%	—%	—%
Changes in valuation allowances	—%	—%	(0.1)%
Nontaxable or nondeductible items
Share-based payment awards	(0.5)%	(1.5)%	(0.6)%
Executive Compensation Limitation	5.1%	4.9%	2.2%
Other	0.4%	1.7%	2.5%
Changes in unrecognized tax benefits	—%	—%	—%
Other adjustments	—%	—%	—%
Effective tax rate	29.4%	29.4%	28.8%

The Canadian federal statutory income tax rate is used as the starting point for the effective tax rate reconciliation because Canada is the Company’s jurisdiction of domicile. Substantially all of the Company’s taxable income is earned in the United States. Accordingly, U.S. federal and state income taxes are presented as foreign tax effects. United States state income taxes exceeded the quantitative threshold for separate disclosure and are therefore presented separately within foreign tax effects.

Page	F-26

Provision for Income Taxes

The significant components of the provision for income taxes for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Current taxes:
Federal (Canada)	$—	$—	$—
Provincial (Canada)	—	—	—
Foreign (United States federal)	2,282	7,310	4,242
Foreign state (United States)	1,000	1,291	1,345
Total current taxes	$3,282	$8,601	$5,587

Deferred taxes:
Federal (Canada)	$—	$—	$—
Provincial (Canada)	—	—	—
Foreign (United States federal)	2,963	(3,408)	(991)
Foreign state (United States)	146	(432)	(448)
Total deferred taxes	$3,109	$(3,840)	$(1,439)

Provision for income taxes	$6,391	$4,761	$4,148

Income (Loss) from Continuing Operations Before Income Taxes

The Company did not generate any income (loss) from continuing operations before income taxes in its jurisdiction of domicile, Canada, for the years ended December 31, 2025, 2024, and 2023. Substantially all income from continuing operations before income taxes was generated in the United States.

Income Taxes Paid

Income taxes paid (net of refunds received) were as follows for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Federal (Canada)	$—	$—	$—
Provincial (Canada)	—	—	—
Foreign (United States federal)	5,885	5,506	3,131
Foreign state (United States)	1,505	1,321	435
Total income taxes paid	$7,390	$6,827	$3,566

Income taxes paid (net of refunds received) exceeded 5 percent of total income taxes paid in the following jurisdictions during the year ended December 31, 2025: United States (federal). No individual U.S. state jurisdiction exceeded the quantitative threshold for separate disclosure, and U.S. state income taxes paid are presented in the aggregate.

Page	F-27

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

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
State fixed asset and net operating losses	$1,249	$824
Goodwill	4,037	6,053
Allowance for doubtful accounts	7,895	5,107
Accrued compensation and other	948	1,394
Accrued phantom stock	643	637
Stock-based compensation	5,182	4,476
Capitalized costs	—	1,514
Lease liability	885	705
Capital loss carryover	—	328
Investments	31	247
Other	218	193
UNICAP	13	13
Total deferred tax assets	$21,101	$21,491

Deferred tax liabilities:
Right-of-use asset	$(888)	$(709)
Property and equipment	(14,901)	(12,368)
Total deferred liabilities	$(15,789)	$(13,077)

Valuation allowance:
Net deferred tax asset before valuation allowance	$5,312	$8,414
Less: valuation allowance	(23)	(16)
Net deferred tax asset	$5,289	$8,398

Page	F-28

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Year Ended December 31,
	2025	2024	2023
Numerator - basic and diluted:
Net income attributable to Viemed Healthcare, Inc.	$14,934	$11,265	$10,243

Denominator:
Basic weighted average number of common shares	38,895,228	38,754,893	38,354,071
Diluted weighted average number of shares	40,823,823	40,805,085	40,378,922

Basic earnings per share	$0.38	$0.29	$0.27
Diluted earnings per share	$0.37	$0.28	$0.25

Denominator calculation from basic to diluted:
Basic weighted average number of common shares	38,895,228	38,754,893	38,354,071
Stock options and other dilutive securities	1,928,595	2,050,192	2,024,851
Diluted weighted average number of shares	40,823,823	40,805,085	40,378,922

Anti-dilutive shares excluded from the calculation consisted of dilutive employee stock options and RSUs that were de minimis in all periods presented.

12.     Subsequent Events

On March 4, 2026, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase shares of its common stock from time to time in open market transactions, privately negotiated transactions, or by other means in accordance with applicable securities laws. The authorization permits the repurchase of up to 1,930,131 shares and is effective through March 2027, unless earlier terminated or modified by the Board of Directors.

The share repurchase program does not obligate the Company to acquire any specific number of shares, and it may be suspended, modified, or discontinued at any time at the Company’s discretion.

No shares had been repurchased under the program as of the date of issuance of these consolidated financial statements.

Page	F-29

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Page	44

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Under guidelines established by the SEC, companies may exclude an acquired business from their assessment of internal control over financial reporting during the first year following an acquisition while integration activities are ongoing. Accordingly, management’s assessment excluded internal control over financial reporting for Lehan, which is included in the 2025 consolidated financial statements of the Company and constituted 2.9% of total assets as of December 31, 2025 and 5.3% of revenues for the year then ended. The Company is in the process of integrating Lehan’s internal control environment into its overall internal control framework.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025.

Page	45

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Viemed Healthcare, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Viemed Healthcare, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Viemed Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lehan Drugs, Inc., which is included in the 2025 consolidated financial statements of the Company and constituted 2.9% of total assets as of December 31, 2025 and 5.3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Lehan Drugs, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 4, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New Orleans, Louisiana
March 4, 2026

Page	46

Item 9B. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Page	47

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. This code is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.viemed.com/investors. We intend to disclose on our website any amendments or waivers to the code that are required to be disclosed by SEC rules.

Additional information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 15. Exhibits and Financial Statement Schedules

a.Documents filed as part of this report.

1.Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2025 and 2024

•Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023

•Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023

•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023

2.Financial Statement Schedules. No financial statement schedule is required to be included in this Annual Report on Form 10-K.

3.Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-38973.

Page	48

Exhibit Number	Exhibit Title

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

Page	49

+10.12	Viemed Healthcare, Inc. 2020 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2020.

10.13
First Amendment to Credit Agreement dated November 29, 2022, among Viemed Inc. as borrower, certain subsidiaries of Viemed, Inc., as guarantors, the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, effective May 28, 2024. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2024.

+10.14	Viemed Healthcare, Inc. 2024 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2024.

10.15
Second Amendment to Credit Agreement dated November 29, 2022, among Viemed Inc. as borrower, certain subsidiaries of Viemed, Inc., as guarantors, the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, effective June 6, 2025. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2025.

10.16
Third Amendment to Credit Agreement dated November 29, 2022, among Viemed Inc. as borrower, certain subsidiaries of Viemed, Inc., as guarantors, the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, effective November 7, 2025. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2025.

+10.17	Amendment to the 2024 Long Term Incentive Plan, effective June 5, 2025. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025.

*+10.18	Form of Restricted Stock Units Agreement (Employees).

*+10.19	Form of Restricted Stock Units Agreement (Non-Employee Directors).

+10.20
Executive Employment Agreement dated effective June 3, 2019 by and between Trae Fitzgerald and Sleep Management, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2025.

+10.21
Executive Employment Agreement dated effective August 1, 2022 by and between Jeremy Trahan and Sleep Management, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2025.

19.1	Viemed Healthcare, Inc. Insider Trading Policy, dated January 21, 2025. Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 10, 2025.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Page	50

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
Date: March 4, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Page	51

Signature	Title	Date

/s/ Casey Hoyt	Chief Executive Officer and Director	March 4, 2026
Casey Hoyt	(Principal Executive Officer)

/s/ Trae Fitzgerald	Chief Financial Officer	March 4, 2026
Trae Fitzgerald	(Principal Financial Officer and Accounting Officer)

/s/ W. Todd Zehnder	Chief Operating Officer and Director	March 4, 2026
W. Todd Zehnder

/s/ Randy Dobbs	Chairman of the Board of Directors	March 4, 2026
Randy Dobbs

/s/ Dr. William Frazier	Director and Chief Medical Officer	March 4, 2026
Dr. William Frazier

/s/ Sabrina Heltz	Director	March 4, 2026
Sabrina Heltz

/s/ Nitin Kaushal	Director	March 4, 2026
Nitin Kaushal

/s/ Timothy Smokoff	Director	March 4, 2026
Timothy Smokoff

Page	52