Form 10-Q
period 2026-03-31
VIEMED HEALTHCARE, INC.
filed 2026-05-05
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of April 29, 2026, there were 38,336,802 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At March 31, 2026	At December 31, 2025
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2	$9,762	$13,501
Accounts receivable, net	2	31,179	25,586
Inventory	2	5,183	5,047
Income tax receivable		—	227
Prepaid expenses and other assets		3,687	4,132
Total current assets		$49,811	$48,493
Long-term assets
Property and equipment, net	4	76,007	78,775
Operating lease right-of-use assets		3,301	3,580
Equity investments	2	2,794	2,794
Deferred tax asset	10	5,289	5,289
Identifiable intangibles, net	2	1,221	1,285
Goodwill	3	58,938	58,938
Total long-term assets		$147,550	$150,661
TOTAL ASSETS		$197,361	$199,154

LIABILITIES
Current liabilities
Trade payables		$8,575	$7,333
Deferred revenue		7,479	7,520
Income taxes payable		1,038	—
Accrued liabilities	5	21,542	23,910
Operating lease liabilities, current portion	6	1,201	1,203
Current portion of long-term debt	6	871	1,090
Total current liabilities		$40,706	$41,056
Long-term liabilities
Accrued liabilities	8	494	922
Operating lease liabilities, less current portion	6	2,031	2,364
Long-term debt	6	8,334	11,291
Total long-term liabilities		$10,859	$14,577
TOTAL LIABILITIES		$51,565	$55,633
Commitments and Contingencies		—	—
SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,533,586 and 38,019,082 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	20,811	16,912
Additional paid-in capital		17,579	21,742
Retained Earnings		105,473	102,891
TOTAL VIEMED HEALTHCARE, INC.'S SHAREHOLDERS' EQUITY		$143,863	$141,545
Noncontrolling interest in subsidiary		1,933	1,976
TOTAL SHAREHOLDERS' EQUITY		$145,796	$143,521
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$197,361	$199,154

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended March 31,
	Note	2026	2025
Revenue	2	$75,414	$59,129

Cost of revenue		32,587	25,850

Gross profit		$42,827	$33,279

Operating expenses
Selling, general and administrative		34,792	28,425
Research and development		579	797
Stock-based compensation	8	2,451	2,311
Depreciation and amortization		388	348
Loss (gain) on disposal of property and equipment		356	(2,368)
Other income, net		(35)	(75)
Income from operations		$4,296	$3,841

Non-operating income and expenses
Interest expense, net	6	305	179

Net income before taxes		3,991	3,662
Provision for income taxes	10	1,278	952
Net income		$2,713	$2,710
Net income attributable to noncontrolling interest		131	85
Net income attributable to Viemed Healthcare, Inc.		$2,582	$2,625

Net income per share
Basic	11	$0.07	$0.07
Diluted	11	$0.06	$0.06

Weighted average number of common shares outstanding:
Basic	11	38,428,588	39,426,753
Diluted	11	40,491,298	41,627,876

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2024	39,132,897	$23,365	$18,337	$89,691	$1,908	$133,301
Stock-based compensation - options	—	—	16	—	—	16
Stock-based compensation - restricted stock	—	—	2,295	—	—	2,295
Exercise of options	2,225	11	—	—	—	11
Shares issued for vesting of restricted stock units	581,838	4,775	(4,775)	—	—	—
Shares redeemed to pay income tax	(193,173)	—	—	(1,584)	—	(1,584)
Net income	—	—	—	2,625	85	2,710
Shareholders' equity, March 31, 2025	39,523,787	$28,151	$15,873	$90,732	$1,993	$136,749

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2025	38,019,082	$16,912	$21,742	$102,891	$1,976	$143,521
Stock-based compensation - restricted stock	—	—	2,451	—	—	2,451
Exercise of options	80,955	526	—	—	—	526
Shares issued for vesting of restricted stock units	851,551	6,343	(6,343)	—	—	—
Shares redeemed to pay income tax	(268,002)	(1,996)	—	—	—	(1,996)
Distribution to non-controlling interest	—	—	—	—	(174)	(174)
Share repurchases	(150,000)	(974)	(271)	—	—	(1,245)
Net income	—	—	—	2,582	131	2,713
Shareholders' equity, March 31, 2026	38,533,586	$20,811	$17,579	$105,473	$1,933	$145,796

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Three Months Ended March 31,
	Note	2026	2025
Cash flows from operating activities
Net income		$2,713	$2,710
Adjustments for:
Depreciation and amortization		7,621	6,613
Stock-based compensation expense	8	2,451	2,311
Loss (gain) on disposal of property and equipment		356	(2,368)
Amortization of deferred financing costs		66	35
Changes in working capital:
Accounts receivable, net		(5,593)	(1,878)
Inventory		(136)	(190)
Prepaid expenses and other assets		389	(601)
Trade payables		1,582	1,176
Deferred revenue		(41)	101
Accrued liabilities		(2,602)	(3,050)
Income tax payable/receivable		1,265	(2,005)
Net cash provided by operating activities		$8,071	$2,854

Cash flows from investing activities
Purchase of property and equipment	4	(6,712)	(15,483)
Proceeds from sale of property and equipment	4	1,227	6,953
Net cash used in investing activities		$(5,485)	$(8,530)

Cash flows from financing activities
Proceeds from exercise of options	8	526	11
Principal payments on term notes	6	(3,242)	(113)
Shares redeemed to pay income tax	8	(1,996)	(1,584)
Payments for share repurchase programs	8	(1,439)	—
Repayments of finance lease liabilities		—	(18)
Distributions to non-controlling interest		(174)	—
Net cash used in financing activities		$(6,325)	$(1,704)

Net decrease in cash and cash equivalents		(3,739)	(7,380)
Cash and cash equivalents at beginning of year		13,501	17,540
Cash and cash equivalents at end of period		$9,762	$10,160

Supplemental disclosures of cash flow information
Cash paid during the period for interest		$226	$125
Cash paid during the period for income taxes, net of refunds		$14	$2,957

Supplemental disclosures of non-cash transactions
Equipment and other fixed asset purchases payable at end of period		$2,881	$3,625
Equipment sales receivable at end of period		$—	$3,832

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of home medical equipment ("HME") and post-acute respiratory healthcare services in the United States, with a focus on respiratory, chronic care, and women’s health products and services. The Company’s primary service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting edge technology. The Company serves patients in all 50 states of the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

The Company’s common shares are traded on the Nasdaq Stock Market LLC under the symbol "VMD".

2. Summary of Significant Accounting Policies

Principles of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements are unaudited, but reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Changes in Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the interim periods presented. The Company's fiscal year ends on December 31. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto and the reports of the Company's independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

As of December 31, 2024, the Company no longer qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the JOBS Act), and is therefore no longer eligible for the related scaled disclosure and other reporting accommodations, including the exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

Segment Reporting

The Company’s chief operating decision-makers ("CODMs") are its Chief Executive Officer and Chief Operating Officer, who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. The CODMs’ primary measure of segment profit or loss is consolidated net income, as presented on the Condensed Consolidated Statements of Income. The CODMs use this measure, together with other consolidated financial information, to assess performance trends, compare actual results to budgets and prior periods, and to allocate resources, including decisions related to personnel, operating infrastructure, capital expenditures, and acquisitions. In making these decisions, the CODMs review the Company’s results on a consolidated basis and do not evaluate operating results at a lower level.

There are no segment managers who are held accountable by the CODMs, or anyone else, for any planning, strategy, and key decision-making regarding operations. The corporate office is responsible for contract negotiation with vendors and payors, corporate compliance with healthcare laws and regulations, and revenue cycle management, among other corporate supporting functions. Accordingly, the Company has a single reportable segment and operating segment structure. The CODMs do not receive or use additional disaggregated expense information beyond the expense categories presented on the Condensed Consolidated Statements of Income for purposes of resource allocation or performance assessment. As a result, all expense categories on the Consolidated Statements of Income are significant, and there are no other significant segment expenses that require disclosure.

The measure of segment assets is total consolidated assets, including goodwill, as presented on the Condensed Consolidated Balance Sheets. Assets provided to the CODMs are consistent with those reported on the Condensed Consolidated Balance Sheets, with particular emphasis on the Company’s available liquidity, including cash, and cash equivalents. The CODMs do not receive information regarding assets at a lower level, and there are no other significant segment assets that require disclosure.

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

Included in accounts receivable at March 31, 2026 are amounts due from Medicare representing 21% of total outstanding net receivables. As of December 31, 2025, 25% of total outstanding net receivables were amounts due from Medicare.

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

Equity Investments

Equity investments on the Condensed Consolidated Balance Sheets are primarily comprised of equity investments without readily determinable fair values accounted for under the measurement alternative described in ASC 321-10-35-2. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The balance of the Company’s equity investments was $2.8 million as of March 31, 2026 and December 31, 2025. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of March 31, 2026 on its investments in equity securities without a readily determinable fair value.

Intangible Assets

Intangible assets include trade names and other identifiable intangible assets. Amortization expense related to definite-lived identifiable intangible assets is included in depreciation and amortization in the accompanying Condensed Consolidated Statements of Income.

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

The revenues from each major source are summarized in the following table:

	Three Months Ended March 31,
	2026	2025
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$35,360	$32,159
Other home medical equipment rentals	16,198	12,962
Revenue from sales and services
Equipment and supply sales	17,488	7,519
Service revenues	6,368	6,489
Total revenues	$75,414	$59,129

Revenues from Medicare as a percentage of the Company's total revenue for the three months ended March 31, 2026 and 2025 were 35% and 41%, respectively.

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

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale, they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the three months ended March 31, 2026 and March 31, 2025.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities' annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard during the year ended December 31, 2025 on a retrospective basis.

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

The following table summarizes the estimated fair values of the consideration paid or payable, assets acquired, and liabilities assumed at the acquisition date (in thousands):

Purchase Price
Cash paid	$27,451
Contingent consideration	1,750
TOTAL CONSIDERATION	29,201

Identifiable Assets
Cash and cash equivalents	383
Accounts receivable	1,833
Inventory	786
Prepaid expenses and other assets	176
Property and equipment, net	959
Lease assets	60
Identifiable intangibles	628
TOTAL ASSETS	4,825
Identifiable Liabilities
Trade payables	490
Deferred revenue	467
Accrued liabilities	557
Current portion of lease liabilities	41
Long-term lease liabilities	18
TOTAL LIABILITIES	1,573

Net assets acquired	3,252
Resulting goodwill	$25,949

Goodwill recognized in this transaction primarily represents the expected realization of operational synergies, the integration of Lehan’s maternal health services within Viemed’s broader clinical platform, and the strategic expansion of the Company’s geographic presence across the Midwest. All of the goodwill is deductible for income tax purposes. The results of Lehan’s operations have been included in the Company’s consolidated financial statements since the date of acquisition.

4.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	March 31, 2026	December 31, 2025
Medical equipment	$120,733	$121,307
Furniture and equipment	5,386	5,215
Land	2,566	2,566
Buildings	8,563	8,492
Leasehold improvements	742	717
Vehicles	1,368	1,398
Less: Accumulated depreciation	(63,351)	(60,920)
Property and equipment, net of accumulated depreciation	$76,007	$78,775

Depreciation in the amount of $7.2 million and $6.3 million is included in cost of revenue for the three months ended March 31, 2026 and 2025, respectively.

5.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	March 31, 2026	December 31, 2025
Accrued trade payables	$4,819	$4,995
Accrued commissions payable	1,113	977
Accrued bonuses payable	3,035	4,858
Accrued vacation and payroll	5,539	4,646
Current portion of phantom share liability	1,285	1,650
Acquisition-related contingent consideration	1,750	1,750
Accrued other liabilities	4,001	5,034
Total accrued liabilities	$21,542	$23,910

Supplier Financing Programs

The Company participates in supplier finance programs with third-party financial institutions in connection with the purchase of inventory and supplies. Under these arrangements, the Company's subsidiaries confirm invoices directly with a finance provider and agree to pay the finance provider the invoiced amount on the agreed payment date. The finance provider remits payment to the supplier upon the Company's confirmation of the invoice, effectively extending the Company's payment terms beyond standard supplier terms. The Company's obligations under these arrangements are non-cancelable and are structured with terms of up to 90 days, interest-free. The Company's payment obligations under these programs are not secured by collateral.

Obligations outstanding under these programs are included in trade payables in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2026, the Company had $0.6 million of obligations outstanding under these arrangements. There were no obligations outstanding under these arrangements as of December 31, 2025.

6.     Debt and Lease Liabilities

Debt

The following table summarizes the Company’s debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
2022 Senior Credit Facilities	$9,625	$12,867
Financing costs and commitment fees	(420)	(486)
Current portion	(871)	(1,090)
Long-term portion	$8,334	$11,291

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at March 31, 2026.

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

Leases

The Company has recognized operating leases for land and buildings that have terms greater than twelve months, as follows:

	March 31, 2026	December 31, 2025
Lease liabilities	$3,232	$3,567
Less:
Current portion of lease liabilities	(1,201)	(1,203)
Net long-term lease liabilities	$2,031	$2,364

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. These lease liabilities are recorded at their present value using a discount rate ranging from 5.50% to 7.87%, based on the Company's incremental borrowing rate at the time of assessment. At March 31, 2026, the weighted average lease term was approximately 2.98 years.

Future maturities of the Company's operating lease liabilities as of March 31, 2026 are summarized as follows:

Lease Liability
2026 (excluding the first three months)	$1,024
2027	1,194
2028	958
2029	297
2030	169
Total lease payments	$3,642
Less: imputed interest	$410
Present value of lease liabilities	$3,232

Operating rental expenses were $0.5 million and $0.4 million during the three months ended March 31, 2026 and March 31, 2025, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	At March 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$3,313	$—	$—	$3,313
Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,750	$1,750

	At December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$6,303	$—	$—	$6,303
Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,750	$1,750

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

The contingent consideration liability was $1.8 million as of March 31, 2026 and December 31, 2025. There were no changes in estimated fair value, payments, or other adjustments during the three months ended March 31, 2026.

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

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,533,586 and 38,019,082 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, the Company repurchased and canceled 150,000 common shares at a cost of $1.4 million (excluding taxes) pursuant to the 2026 Share Repurchase Program and withheld and canceled 268,002 common shares with an aggregate value of $2.0 million to satisfy employee income tax withholding associated with RSUs vesting. The cost of shares repurchased and withheld is recorded as a reduction to shareholders’ equity.

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

On June 5, 2025, the Company's shareholders approved the first amendment to the 2024 Omnibus Plan, increasing the aggregate number of common shares authorized for issuance. Following this amendment, the maximum number of common shares that will be available for awards and issuance under the 2024 Omnibus Plan and that may be reserved for issuance at any time, including under previous plans such as the 2020 Long Term Incentive Plan (effective June 11, 2020), the Amended and Restated Stock Option Plan (effective as of July 17, 2018), the Amended and Restated Restricted Share Unit Plan (effective as of July 17, 2018), and the Deferred Share Unit Plan (effective July 17, 2018), is 7,904,769 shares. The maximum amount of common shares that may be awarded under the 2024 Omnibus Plan as “incentive stock options” is 1,000,000 common shares. As of March 31, 2026, the Company had outstanding options of 3,457,000 and RSUs of 2,505,000 associated with common shares under the existing plans.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation - options	$—	$16
Stock-based compensation - restricted stock units	2,451	2,295
Total	$2,451	$2,311

At March 31, 2026, there was no remaining unrecognized pre-tax stock option expense under the Company’s equity compensation plans. As of March 31, 2026, there was approximately $17.1 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted average period of 1.65 years.

Options

The following table summarizes stock option activity for the three months ended March 31, 2026:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2025	3,538	$5.45	4.1 years	$7,968
Issued	—	—
Exercised	(81)	6.48
Expired / Forfeited	—	—
Balance March 31, 2026	3,457	$5.43	3.9 years	$13,121
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing price of the Company's common shares on the last trading day of the period ($9.21 and $7.43 on March 31, 2026 and December 31, 2025, respectively).

The aggregate intrinsic value of options outstanding and options exercisable was $13.1 million at March 31, 2026. For the three months ended March 31, 2026, 80,955 common shares were issued pursuant to the exercise of stock options.

At March 31, 2026, the Company had 3,457,000 exercisable stock options outstanding with a weighted average exercise price of $5.43 and a weighted average remaining contractual life of 3.9 years. At December 31, 2025, the Company had 3,538,000 exercisable stock options outstanding with a weighted average exercise price of $5.45 and a weighted average remaining contractual life of 4.1 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the three months ended March 31, 2026.

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

The following table summarizes RSU activity for the three months ended March 31, 2026:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2025	2,134	$8.07	1.43 years	$15,857
Issued	1,229	7.34
Vested	(852)	8.15
Forfeited	(6)	7.48
Balance March 31, 2026	2,505	$7.69	1.65 years	$23,066
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the closing price of the Company's common shares on the last trading day of the period ($9.21 and $7.43 on March 31, 2026 and December 31, 2025, respectively).

During the three months ended March 31, 2026, the Company issued 1,228,805 RSUs with equal annual vestings over a three year period and a fair value of $7.34 per share.

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

The following table summarizes PSU activity for the three months ended March 31, 2026:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2025	484	$3,596
Issued	305	2,256
Vested	(211)	(1,802)
Forfeited	(2)	(18)
Balance March 31, 2026	576	$5,305
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s common shares at that time, the value of issued share equivalents is based on the market price of the Company’s common shares at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, and the values of forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's common shares at the end of the period. The market price of the Company's common shares was $9.21 and $7.43 on March 31, 2026 and December 31, 2025, respectively.

The change in fair value of the PSUs has been charged to the Condensed Consolidated Statements of Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with PSUs at March 31, 2026 is $1.8 million, with $1.3 million of this amount included in current accrued liabilities and the remaining portion of $0.5 million included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of PSUs is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income. The following table summarizes expense associated with the PSUs for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Selling, general, and administrative	$780	$411

The Company paid cash settlements of $1.8 million and $1.6 million during the three months ended March 31, 2026 and 2025, respectively, pertaining to vestings of cash-settled PSUs.

9.     Commitments and Contingencies

The Company accrues estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies (“ASC 450”). No less than quarterly, the Company reviews the status of each significant matter underlying a legal proceeding or claim and assesses its potential financial exposure. The Company accrues a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to the Company at the time the judgment is made, which may prove to be incomplete or inaccurate or unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Furthermore, the outcome of legal proceedings is inherently uncertain, and the Company may incur substantial defense costs and expenses defending any of these matters.

Legal Proceedings

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. As of March 31, 2026, the Company has not identified any matters for which a loss is probable and reasonably estimable and, accordingly, no material loss contingencies have been accrued.

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

10.     Income Taxes

For the three months ended March 31, 2026, the Company recorded income tax expense of $1.3 million, which includes a discrete tax expense of $0.2 million associated with stock-based compensation arrangements. Excluding the impact of the discrete taxes, the effective rate for the three months ended March 31, 2026 is 29.7%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year.

At March 31, 2026 and 2025, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2022.

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

11.     Earnings Per Share

Income per common share is calculated using earnings for the period divided by the weighted average number of shares outstanding during the period. Using the treasury stock method, diluted income per share amounts are calculated giving effect to the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted to common shares by assuming the proceeds received from the exercise of stock options and the vesting of RSUs are used to purchase common shares at the prevailing market rate.

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2026	2025
Numerator - basic and diluted:
Net income attributable to Viemed Healthcare, Inc.	$2,582	$2,625

Denominator:
Basic weighted average number of common shares	38,428,588	39,426,753
Diluted weighted average number of shares	40,491,298	41,627,876

Basic earnings per share	$0.07	$0.07
Diluted earnings per share	$0.06	$0.06

Denominator calculation from basic to diluted:
Basic weighted average number of common shares	38,428,588	39,426,753
Stock options and other dilutive securities	2,062,710	2,201,123
Diluted weighted average number of shares	40,491,298	41,627,876

Anti-dilutive shares excluded from the calculation consisted of employee stock options and RSUs that were de minimis in all periods presented.

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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which we operate; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; the state of the capital markets; the availability of funds and resources to pursue operations; inflation; reductions in reimbursement rates and audits of reimbursement claims by various governmental and private payor entities; dependence on few payors; possible new drug discoveries; dependence on key suppliers; changes in U.S. trade policies and retaliatory responses from other countries, including tariffs; granting of permits and licenses in a highly regulated business; competition; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; difficulty integrating newly acquired businesses; the impact of new and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, and claims resulting from such events or concerns; the use of artificial intelligence technologies; as well as other general economic, market and business conditions; and other factors beyond our control.

General Matters

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms the "Company," "we," "us" and "our" refer to Viemed Healthcare, Inc. and subsidiaries in which it has a controlling financial interest.

We were incorporated on December 14, 2016 pursuant to the Business Corporations Act (British Columbia). As of June 30, 2020, we determined that we no longer qualify as a "foreign private issuer," as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purposes of the informational requirements of the Exchange Act. As a result, effective January 1, 2021, we became subject to the proxy solicitation rules under Section 14 of the Exchange Act and Regulation FD, and our officers, directors, and principal shareholders became subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. We will continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC and with the relevant Canadian securities regulatory authorities on the System for Electronic Document Analysis and Retrieval (SEDAR).

Overview

We provide an array of home medical equipment, services and supplies, specializing in post-acute respiratory care services in the United States. Our primary objective is to drive growth by increasing the number of patients served and the level of care provided through our technology-enabled, home-based clinical care and chronic disease management model. Our care programs are designed specifically to treat patients in the home for less total cost and with a superior quality of care. Our services include respiratory disease management (through the rental of various HME devices), neuromuscular care, in-home sleep testing and sleep apnea treatment, oxygen therapy, the sale of associated supplies, women’s health products and services, and healthcare staffing services.

We derive a significant portion of our revenue through the rental of non-invasive and invasive ventilators which represented 46.9% and 54.4% of our revenue for the three months ended March 31, 2026 and 2025, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We expect to expand our workforce of licensed clinical practitioners, including RTs, to support our growth and ensure the high service model is maintained in the home. As of March 31, 2026, we employed 403 licensed RTs, representing approximately 29% of our company-wide employee count. Beyond fulfilling our internal staffing needs, we also provide healthcare staffing and recruitment services, offering tailored workforce solutions to external healthcare institutions and partners seeking qualified clinical professionals.

By focusing overhead costs on personnel that service the patient rather than physical location costs, we anticipate that we will efficiently scale our business in territories that are currently not being effectively serviced.

The continued trend of servicing patients in the home rather than in hospitals is aligned with our business objective and we anticipate that this trend will continue to offer growth opportunities for us. We expect to continue to be a solution to the rising health costs in the United States by offering more cost effective, home based solutions while increasing the quality of life for patients managing chronic and complex health conditions.

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

In addition, CMS has proposed comprehensive reforms to the Medicare Competitive Bidding Program for Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies ("DMEPOS"), along with related updates to supplier accreditation standards and Medicare provider enrollment requirements. The proposals are intended to modernize the program by refining payment methodologies, contract award processes, and supplier oversight. Although the final scope and timing of these reforms remain subject to CMS rulemaking, providers with greater scale, infrastructure, and compliance capabilities are generally positioned to compete more effectively under a restructured Competitive Bidding Program. Larger operators may benefit from economies of scale that support service obligations, enable pricing flexibility, and enhance administrative efficiency relative to smaller suppliers.

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

As discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026, we are primarily exposed to trade policy and tariff developments indirectly, through supplier pricing and component sourcing rather than direct import activity. While certain medical equipment and components have historically been excluded from tariff regimes or subject to exemptions, trade measures may be expanded, reclassified, or implemented with limited notice, and suppliers may increase prices to reflect higher input costs, compliance requirements, or logistics constraints. These developments could increase our equipment and supply costs and reduce product availability. To date, we have not experienced a material adverse impact on operating costs or supply availability attributable to tariffs. However, the timing, scope, and duration of future actions remain uncertain, and we continue to monitor these developments and evaluate their potential operational and financial effects.

Future volatility in general price inflation and its impact on material availability, shipping, warehousing, and operational overhead could further impact financial results. Viemed attempts to manage these pressures through its inflation-linked reimbursement contracts, negotiation, leveraging its purchasing power, and embracing technology, such as its proprietary clinical management platform.

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except vent patients)
For the quarter ended	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Financial Information:
Revenue	$75,414	$76,181	$71,914	$63,056	$59,129	$60,695	$58,004	$54,965
Gross Profit	$42,827	$44,103	$41,345	$36,731	$33,279	$36,138	$34,371	$32,892
Gross Profit %	57%	58%	57%	58%	56%	60%	59%	60%
Net Income attributable to Viemed Healthcare, Inc.	$2,582	$5,639	$3,513	$3,157	$2,625	$4,316	$3,878	$1,468
Cash and Cash Equivalents (As of)	$9,762	$13,501	$11,123	$20,016	$10,160	$17,540	$11,347	$8,807
Total Assets (As of)	$197,361	$199,154	$202,360	$184,603	$178,079	$177,069	$169,526	$163,947
Adjusted EBITDA(1)	$14,311	$18,203	$16,121	$14,287	$12,765	$14,242	$13,954	$12,813
Operational Information:
Vent Patients(2)	12,089	12,259	12,372	12,152	11,809	11,795	11,374	10,905
PAP Therapy Patients(3)	35,938	34,528	31,891	26,260	22,899	21,338	19,478	17,349
Sleep Resupply Patients(4)	33,661	36,561	33,518	25,246	22,941	24,478	22,143	20,185

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025:

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	% of Total Revenue	2025	% of Total Revenue	$ Change	% Change
Revenue	$75,414	100.0%	$59,129	100.0%	$16,285	27.5%
Cost of revenue	32,587	43.2%	25,850	43.7%	6,737	26.1%
Gross profit	42,827	56.8%	33,279	56.3%	9,548	28.7%
Selling, general and administrative	34,792	46.1%	28,425	48.1%	6,367	22.4%
Research and development	579	0.8%	797	1.3%	(218)	(27.4)%
Stock-based compensation	2,451	3.3%	2,311	3.9%	140	6.1%
Depreciation and amortization	388	0.5%	348	0.6%	40	11.5%
Loss (gain) on disposal of property and equipment	356	0.5%	(2,368)	(4.0)%	2,724	(115.0)%
Other income, net	(35)	—%	(75)	(0.1)%	40	(53.3)%
Income from operations	4,296	5.7%	3,841	6.5%	455	11.8%
Non-operating income and expenses
Interest expense, net	305	0.4%	179	0.3%	126	70.4%
Net income before taxes	3,991	5.3%	3,662	6.2%	329	9.0%
Provision for income taxes	1,278	1.7%	952	1.6%	326	34.2%
Net income	$2,713	3.6%	2,710	4.6%	$3	0.1%
Net income attributable to noncontrolling interest	131	0.2%	85	0.1%	46	54.1%
Net income attributable to Viemed Healthcare, Inc.	$2,582	3.4%	$2,625	4.4%	$(43)	(1.6)%

Revenue

The following table summarizes our revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	% of Total Revenue	2025	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$35,360	46.9%	$32,159	54.4%	$3,201	10.0%
Other home medical equipment rentals	16,198	21.5%	12,962	21.9%	3,236	25.0%
Revenue from sales and services
Equipment and supply sales	17,488	23.2%	7,519	12.7%	9,969	132.6%
Service revenues	6,368	8.4%	6,489	11.0%	(121)	(1.9)%
Total revenues	$75,414	100.0%	$59,129	100.0%	$16,285	27.5%

For the three months ended March 31, 2026, total revenue was $75.4 million, an increase of $16.3 million, or 27.5%, compared to the three months ended March 31, 2025. The increase reflects broad-based growth across both our rental and sales and services revenue streams, driven by continued execution of our geographic expansion strategy and the ongoing diversified growth of our product and service offerings.

Ventilator rentals, non-invasive and invasive, revenues increased by $3.2 million, or 10.0%, to $35.4 million for the three months ended March 31, 2026, reflecting higher period-over-period patient volumes attributable to sustained demand for our ventilation services. Rental revenue from other home medical equipment increased by $3.2 million, or 25.0%, to $16.2 million. This increase was driven by broad-based growth across our PAP therapy, oxygen therapy, and percussion vest service lines, each benefiting from an expanding patient base and the continued development of our sleep and respiratory programs, as well as the inclusion of maternal health equipment rentals from the Lehan acquisition completed on July 1, 2025.

Equipment and supply sales increased by $10.0 million, or 132.6%, to $17.5 million, for the three months ended March 31, 2026. The increase was primarily attributable to growth in our women's health product offerings, including breast pumps and related accessories, driven largely by the inclusion of revenues from the Lehan acquisition, as well as the continued scaling of our sleep resupply program, which drove higher volumes of PAP-related supplies and equipment. Service revenues, which primarily reflect our healthcare staffing operations, decreased by $0.1 million, or 1.9%, to $6.4 million for the three months ended March 31, 2026.

The composition of our revenue continues to evolve in a manner consistent with our long-term strategic objectives. Ventilator rentals remain the largest contributor to total revenue; however, PAP-related rental and resupply revenue, oxygen therapy, and maternal health offerings each represented a growing proportion of our overall revenue mix.

Cost of revenue and gross profit

For the three months ended March 31, 2026, cost of revenue totaled $32.6 million, an increase of $6.7 million, or 26.1%, from the comparable period in 2025. Gross profit margin improved to 56.8% for the three months ended March 31, 2026 from 56.3% for the three months ended March 31, 2025.

The margin improvement reflects disciplined cost management and the favorable operating leverage in our rental revenue base. While the significant growth in equipment and supply sales introduced a higher proportion of direct product costs relative to rental revenue, these were more than offset by the efficiency and scale benefits realized across our broader operations. As our sleep resupply program and other sales-oriented service lines continue to scale, we expect gross margins to gradually improve as fulfillment efficiencies are realized and the cost structure of these programs matures, though the continued diversification of our revenue mix may partially moderate the pace of that expansion.

Selling, general and administrative expense

Selling, general and administrative expenses as a percentage of revenue improved to 46.1% for the three months ended March 31, 2026 compared to 48.1% for the three months ended March 31, 2025. Selling, general and administrative expenses totaled $34.8 million for the three months ended March 31, 2026, an increase of $6.4 million (or 22.4%) from the comparable period in 2025.

The improvement in selling, general and administrative expenses as a percentage of revenue reflects continued operating leverage and efficiency gains as our revenue base has grown. The overall increase in selling, general and administrative expenses as compared to the prior period is primarily attributable to additional employee-related expenses to support the Company's overall growth and the inclusion of operating expenses from the Lehan acquisition completed on July 1, 2025. Our full-time employee count increased from 1,222 as of March 31, 2025 to 1,387 as of March 31, 2026, an increase of 14%, reflecting both organic expansion and acquired operations. As a result, employee related costs increased by $4.5 million, or 22%, compared to the prior year period.

We expect selling, general and administrative expenses to continue to increase in absolute dollars as we invest in personnel, infrastructure, and integration activities to support our growth initiatives. However, over time we expect these expenses to decline as a percentage of revenue as we continue to realize operating leverage from the scaling of our platform, although period-to-period fluctuations may occur based on the timing of hiring, integration efforts, and other strategic investments.

Research and development

For the three months ended March 31, 2026, research and development expense totaled $0.6 million, a decrease of $0.2 million, or 27.4%, from $0.8 million in the comparable period in 2025. We expect research and development costs to remain consistent throughout the remainder of 2026 as we continue to invest in technology initiatives to support our clinical operations and service delivery capabilities.

Stock-based compensation

For the three months ended March 31, 2026, stock-based compensation totaled $2.5 million, an increase of 6.1% from the comparable period in 2025. The increase reflects our continued investment in employee retention and long-term incentive programs, including the broader integration of equity-based awards into our compensation structure. In recent years, we have increased the use of equity-based awards as part of our overall compensation programs, and the higher expense recognized during the three months ended March 31, 2026 reflects the cumulative impact of awards granted in both the current and prior years, as those awards continue to vest over their respective service periods.

Loss (gain) on disposal of property and equipment

For the three months ended March 31, 2026, loss on disposal of property and equipment totaled $0.4 million compared to a gain on disposal of property and equipment of $2.4 million for the three months ended March 31, 2025. The gain recognized in the prior year period was primarily attributable to proceeds received from the sale of recalled ventilators back to the manufacturer in excess of their net book value.

The ventilator buyback program was substantially completed in 2025, and accordingly we do not expect additional material gains from these transactions in future periods. We may, however, continue to recognize gains or losses from the disposal of equipment in the ordinary course of business, including losses related to damaged or destroyed equipment.

Provision for income taxes

For the three months ended March 31, 2026, the provision for income taxes was a $1.3 million expense, compared to a $1.0 million expense during the 2025 period. Our annual estimated effective tax rate for 2026 is 29.7%.

Net income

For the three months ended March 31, 2026, net income was $2.7 million, consistent with the comparable period in 2025. Net income as a percentage of net revenue decreased from 4.6% for the three months ended March 31, 2025 to 3.6% for the three months ended March 31, 2026. The prior year period benefited from gains recognized from the ventilator buyback program, which did not recur in the current period, resulting in a lower net income margin despite growth in underlying operating performance.

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

The following table is a reconciliation of net income attributable to Viemed Healthcare, Inc., the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Net Income attributable to Viemed Healthcare, Inc.	$2,582	$5,639	$3,513	$3,157	$2,625	$4,316	$3,878	$1,468
Add back:
Depreciation & amortization	7,621	7,570	7,539	6,891	6,613	6,366	6,408	6,309
Interest expense, net	305	364	507	132	179	147	225	254
Stock-based compensation(a)	2,451	2,300	2,180	2,341	2,311	1,521	1,712	1,620
Transaction costs(b)	74	139	847	53	85	11	12	221
Impairment of assets(c)	—	—	—	—	—	—	125	2,173
Income tax expense	1,278	2,191	1,535	1,713	952	1,881	1,594	768
Adjusted EBITDA	$14,311	$18,203	$16,121	$14,287	$12,765	$14,242	$13,954	$12,813

(a) Represents non-cash, equity-based compensation expense associated with option and RSU awards.
(b) Represents transaction costs and expenses related to acquisition and integration efforts associated with recently announced or completed acquisitions.
(c) Represents impairments of the fair value of investment and litigation-related assets.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2026 was $9.8 million, compared to $13.5 million at December 31, 2025. Typically, our principal source of liquidity is the collection of our patient accounts receivable. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity through the incurrence of indebtedness. Based on our current plan of operations, we believe cash and cash equivalents, when combined with expected cash flows from operations and amounts available under our 2022 Senior Credit Facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company has also historically utilized short term financing arrangements with suppliers that could be extended over a longer term if there was a need for additional liquidity.

On June 6, 2025, the Company's Board of Directors authorized and approved a share repurchase program. Under the terms of this program, the Company repurchased 1,976,441 of its common shares and the program was completed and terminated during 2025. On March 4, 2026, the Company's Board of Directors authorized and approved a new share repurchase program (the “2026 Share Repurchase Program”). Under the terms of the 2026 Share Repurchase Program, the Company may repurchase up to 1,930,131 of its common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2026, the Company repurchased and canceled 150,000 common shares pursuant to the 2026 Share Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net Cash provided by (used in):
Operating activities	$8,071	$2,854
Investing activities	(5,485)	(8,530)
Financing activities	(6,325)	(1,704)
Net decrease in cash and cash equivalents	$(3,739)	$(7,380)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2026 was $8.1 million, resulting from net income of $2.7 million, increased by net income adjustments of $10.5 million and offset by an increase in non-cash working capital of $5.1 million. The net income adjustments primarily consisted of $7.6 million of depreciation and amortization and $2.5 million of stock-based compensation. The primary changes in non-cash working capital were an increase in net accounts receivable of $5.6 million and a decrease in accrued liabilities of $2.6 million, partially offset by an increase in trade payables of $1.6 million and an increase in net income tax payable of $1.3 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 was $5.5 million. Net cash used for capital expenditures during the period consisted of $6.7 million of purchases of property and equipment, partially offset by $1.2 million of sales proceeds from the disposal of property and equipment. Net cash used for capital expenditures represents a decrease of $3.0 million, or 36%, year over year. Purchases of property and equipment were primarily related to medical equipment rented to our patients.

Net cash used in investing activities during the three months ended March 31, 2025 was $8.5 million, consisting of $15.5 million of purchases of property and equipment, partially offset by $7.0 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment placed with patients under our rental agreements.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2026 was $6.3 million. During the three months ended March 31, 2026, principal payments on the 2022 Term Loan Facility (as defined below) were $3.2 million. In addition, the Company paid $1.4 million pursuant to share repurchase programs and canceled 268,002 common shares at a cost of $2.0 million to satisfy employee income tax withholding obligations associated with the vesting of RSUs, while proceeds from the exercise of options during the three months ended March 31, 2026 were $0.5 million.

Net cash used in financing activities during the three months ended March 31, 2025 was $1.7 million. During the three months ended March 31, 2025, principal payments on the 2022 Term Loan Facility (as defined below) were $0.1 million. The Company acquired and canceled 193,173 common shares at a cost of $1.6 million to satisfy employee income tax withholding associated with RSUs vesting during the three months ended March 31, 2025.

Senior Credit Facilities

On November 29, 2022, the Company refinanced its existing borrowings under the prior Commercial Business Loan Agreement with Hancock Whitney Bank and entered into a new credit agreement (the "2022 Senior Credit Facilities") with the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, that provides for an up to $30.0 million revolving credit facility (the "2022 Revolving Credit Facility") and an up to $30.0 million delayed draw term loan facility (the "2022 Term Loan Facility"), both maturing in November 2027. On May 28, 2024, the Company entered into a First Amendment to the 2022 Senior Credit Facilities that extended the delayed draw term loan commitment expiration date to November 29, 2025, from its initial expiration date of May 29, 2024, and provided for other technical amendments. On June 6, 2025, the Company entered into a Second Amendment to the 2022 Senior Credit Facilities that, among other things, increased the permitted amount of restricted payments that may be made by the Company and its subsidiaries, subject to specified conditions, and made other conforming and administrative changes. On November 7, 2025, the Company entered into a Third Amendment to the 2022 Senior Credit Facilities that, among other things, further extended the delayed draw term loan commitment expiration date from November 29, 2025 to November 29, 2026 and included other technical amendments.

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility were $9.6 million as of March 31, 2026. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of March 31, 2026.

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at March 31, 2026.

Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, the repayment of debt, the repurchase of shares of our common stock, the funding of acquisitions, operations, and other working capital requirements. Our contractual obligations primarily relate to the repayment of existing debt and contractual obligations for operating leases. The following table presents our material contractual obligations and commitments to make future payments as of March 31, 2026:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$2,224	$9,095
Lease Obligations	1,413	2,229
Total	$3,637	$11,324

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after March 31, 2026. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $0.6 million for both the three months ended March 31, 2026 and 2025.

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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 2 to our consolidated financial statements included in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting estimate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to fluctuations in interest rates from borrowings under the 2022 Senior Credit Facilities. The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%. Outstanding borrowings subject to interest rate fluctuations under the 2022 Term Loan Facility were $9.6 million as of March 31, 2026. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of March 31, 2026. Based on our outstanding borrowings, an immediate 100 basis point change in interest rates would not have a material effect on our net income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Company Repurchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common shares during the three months ended March 31, 2026 :

Period	Total number of shares (or units) purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs
Jan 1- Jan 31, 2026	193,682	$7.43	—	—
Feb 1- Feb 28, 2026	74,320	$7.48	—	—
Mar 1- Mar 31, 2026	150,000	$9.29	150,000	1,780,131
Total	418,002	$8.11	150,000	1,780,131

(1)This amount includes 268,002 common shares acquired at a cost of $2.0 million to satisfy employee income tax withholding associated with RSUs vesting.

(2)Average price paid per share includes broker commissions but excludes taxes payable.

(3)On March 4, 2026, the Company's Board of Directors authorized and approved the 2026 Share Repurchase Program. Under the terms of the 2026 Share Repurchase Program, the Company may repurchase up to 1,930,131 of its common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule 10b-18 of the Exchange Act. The 2026 Share Repurchase Program is set to expire in March 2027, unless earlier suspended or terminated.

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

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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
Date: May 5, 2026

Page 40