Form 10-Q
period 2026-06-30
VIEMED HEALTHCARE, INC.
filed 2026-08-03
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of July 27, 2026, there were 38,088,228 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
June 30, 2026 and 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At June 30, 2026	At December 31, 2025
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2	$10,680	$13,501
Accounts receivable, net	2	32,229	25,586
Inventory	2	5,268	5,047
Income tax receivable		—	227
Prepaid expenses and other assets		5,788	4,132
Total current assets		$53,965	$48,493
Long-term assets
Property and equipment, net	4	77,159	78,775
Operating lease right-of-use assets		4,531	3,580
Equity investments	2	3,184	2,794
Deferred tax asset	10	5,289	5,289
Identifiable intangibles, net	2	1,158	1,285
Goodwill	3	58,938	58,938
Total long-term assets		$150,259	$150,661
TOTAL ASSETS		$204,224	$199,154

LIABILITIES
Current liabilities
Trade payables		$10,986	$7,333
Deferred revenue		8,003	7,520
Income taxes payable		1,830	—
Accrued liabilities	5	24,941	23,910
Operating lease liabilities, current portion	6	1,416	1,203
Current portion of long-term debt	6	717	1,090
Total current liabilities		$47,893	$41,056
Long-term liabilities
Accrued liabilities	8	900	922
Operating lease liabilities, less current portion	6	3,093	2,364
Long-term debt	6	6,374	11,291
Total long-term liabilities		$10,367	$14,577
TOTAL LIABILITIES		$58,260	$55,633
Commitments and Contingencies		—	—
SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,088,228 and 38,019,082 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	8	$17,981	$16,912
Additional paid-in capital		17,810	21,742
Retained earnings		108,237	102,891
TOTAL VIEMED HEALTHCARE, INC.'S SHAREHOLDERS' EQUITY		$144,028	$141,545
Noncontrolling interest in subsidiary		1,936	1,976
TOTAL SHAREHOLDERS' EQUITY		145,964	143,521
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$204,224	$199,154

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2026	2025	2026	2025
Revenue	2	$78,097	$63,056	$153,511	$122,185

Cost of revenue		33,049	26,325	65,636	52,175

Gross profit		$45,048	$36,731	$87,875	$70,010

Operating expenses
Selling, general and administrative		37,132	28,803	71,924	57,228
Research and development		504	847	1,083	1,644
Stock-based compensation	8	2,032	2,341	4,483	4,652
Depreciation and amortization		388	353	776	701
Loss (gain) on disposal of property and equipment		598	(636)	954	(3,004)
Other income, net		(67)	(72)	(102)	(147)
Income from operations		$4,461	$5,095	$8,757	$8,936

Non-operating income and expenses
Loss from investments		162	—	162	—
Interest expense, net	6	248	132	553	311

Net income before taxes		4,051	4,963	8,042	8,625
Provision for income taxes	10	1,151	1,713	2,429	2,665
Net income		$2,900	$3,250	$5,613	$5,960
Net income attributable to noncontrolling interest		136	93	267	178
Net income attributable to Viemed Healthcare, Inc.		$2,764	$3,157	$5,346	$5,782

Net income per share
Basic	11	$0.07	$0.08	$0.14	$0.15
Diluted	11	$0.07	$0.08	$0.13	$0.14

Weighted average number of common shares outstanding:
Basic	11	38,245,491	39,515,247	38,336,534	39,471,244
Diluted	11	41,125,716	41,083,760	40,851,506	41,393,523

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2024	39,132,897	$23,365	$18,337	$89,691	$1,908	$133,301
Stock-based compensation - options	—	—	16	—	—	16
Stock-based compensation - restricted stock	—	—	2,295	—	—	2,295
Exercise of options	2,225	11	—	—	—	11
Shares issued for vesting of restricted stock units	581,838	4,775	(4,775)	—	—	—
Shares redeemed to pay income tax	(193,173)	—	—	(1,584)	—	(1,584)
Net income	—	—	—	2,625	85	2,710
Shareholders' equity, March 31, 2025	39,523,787	$28,151	$15,873	$90,732	$1,993	$136,749

Stock-based compensation - options	—	—	6	—	—	6
Stock-based compensation - restricted stock	—	—	2,335	—	—	2,335
Exercise of options	336,633	1,357	—	—	—	1,357
Shares issued for vesting of restricted stock units	21,293	145	(145)	—	—	—
Shares redeemed to pay income tax	(6,647)	—	—	(47)	—	(47)
Distribution to non-controlling interest	—	—	—	—	(193)	(193)
Share repurchases	(270,061)	(1,866)	33	—	—	(1,833)
Net income	—	—	—	3,157	93	3,250
Shareholders' equity, June 30, 2025	39,605,005	$27,787	$18,102	$93,842	$1,893	$141,624

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2025	38,019,082	$16,912	$21,742	$102,891	$1,976	$143,521
Stock-based compensation - restricted stock	—	—	2,451	—	—	2,451
Exercise of options	80,955	526	—	—	—	526
Shares issued for vesting of restricted stock units	851,551	6,343	(6,343)	—	—	—
Shares redeemed to pay income tax	(268,002)	(1,996)	—	—	—	(1,996)
Distribution to non-controlling interest	—	—	—	—	(174)	(174)
Share repurchases	(150,000)	(974)	(271)	—	—	(1,245)
Net income	—	—	—	2,582	131	2,713
Shareholders' equity, March 31, 2026	38,533,586	$20,811	$17,579	$105,473	$1,933	$145,796

Stock-based compensation - restricted stock	—	—	2,032	—	—	2,032
Exercise of options	76,642	531	—	—	—	531
Shares issued for vesting of restricted stock units	13,260	126	(126)	—	—	—
Shares redeemed to pay income tax	(4,458)	(42)	—	—	—	(42)
Distribution to non-controlling interest	—	—	—	—	(133)	(133)
Share repurchases	(530,802)	(3,445)	(1,675)	—	—	(5,120)
Net income	—	—	—	2,764	136	2,900
Shareholders' equity, June 30, 2026	38,088,228	$17,981	$17,810	$108,237	$1,936	$145,964

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Six Months Ended June 30,
	Note	2026	2025
Cash flows from operating activities
Net income		$5,613	$5,960
Adjustments for:
Depreciation and amortization		15,141	13,504
Stock-based compensation expense	8	4,483	4,652
Loss (gain) on disposal of property and equipment		954	(3,004)
Amortization of deferred financing costs		132	64
Deferred income tax benefit		—	(1,961)
Loss from other investments		162	—
Changes in working capital:
Accounts receivable, net		(6,643)	(1,638)
Inventory		(221)	(4)
Prepaid expenses and other assets		(1,665)	(150)
Trade payables		2,072	1,598
Deferred revenue		483	499
Accrued liabilities		1,405	(1,979)
Income tax payable/receivable		2,057	(2,433)
Net cash provided by operating activities		$23,973	$15,108
Cash flows from investing activities
Purchase of property and equipment	4	(15,172)	(23,612)
Investment in equity investments		(552)	—
Proceeds from sale of property and equipment	4	2,401	13,355
Net cash used in investing activities		$(13,323)	$(10,257)
Cash flows from financing activities
Proceeds from exercise of options	8	1,057	1,368
Principal payments on term notes	6	(5,422)	(220)
Shares redeemed to pay income tax	8	(2,038)	(1,631)
Payments for share repurchase programs	8	(6,761)	(1,664)
Repayments of finance lease liabilities		—	(35)
Distributions to non-controlling interest		(307)	(193)
Net cash used in financing activities		$(13,471)	$(2,375)
Net increase (decrease) in cash and cash equivalents		(2,821)	2,476
Cash and cash equivalents at beginning of year		13,501	17,540
Cash and cash equivalents at end of period		$10,680	$20,016
Supplemental disclosures of cash flow information
Cash paid during the period for interest		$390	$212
Cash paid during the period for income taxes, net of refunds		$373	$7,059
Supplemental disclosures of non-cash transactions
Equipment and other fixed asset purchases payable at end of period		$4,802	$3,955
Equipment sales receivable at end of period		$—	$986
Repurchases of shares not yet settled		$—	$169

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

Included in accounts receivable at June 30, 2026 are amounts due from Medicare representing 22% of total outstanding net receivables. As of December 31, 2025, 25% of total outstanding net receivables were amounts due from Medicare.

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

Equity Investments

Equity investments on the Condensed Consolidated Balance Sheets are primarily comprised of equity investments without readily determinable fair values accounted for under the measurement alternative described in ASC 321-10-35-2. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The balance of the Company’s equity investments was $3.2 million and $2.8 million as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, the Company disposed of an equity investment and recognized a loss of approximately $0.2 million. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of June 30, 2026 on its remaining investments in equity securities without a readily determinable fair value.

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

The revenues from each major source are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$36,411	$33,819	$71,771	$65,979
Other home medical equipment rentals	16,408	13,823	32,606	26,798
Revenue from sales and services
Equipment and supply sales	18,971	9,514	36,459	17,020
Service revenues	6,307	5,900	12,675	12,388
Total revenues	$78,097	$63,056	$153,511	$122,185
Revenues from Medicare as a percentage of the Company's total revenue for the six months ended June 30, 2026 and 2025 were 35% and 40%, respectively.

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

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale, they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the six months ended June 30, 2026 and June 30, 2025.

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

Goodwill recognized in this transaction primarily represents the expected realization of operational synergies, the integration of Lehan’s women's health services within Viemed’s broader clinical platform, and the strategic expansion of the Company’s geographic presence across the Midwest. All of the goodwill is deductible for income tax purposes. The results of Lehan’s operations have been included in the Company’s consolidated financial statements since the date of acquisition.

As of June 30, 2026, the Company had completed its valuation procedures and finalized the allocation of the purchase consideration to the assets acquired and liabilities assumed. The final purchase price allocation did not result in material changes to the amounts previously reported. Accordingly, the amounts presented above reflect the final fair values of the consideration transferred, assets acquired, and liabilities assumed as of the acquisition date.

4.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, real property and related improvements, and vehicles and other various small equipment.

The following table details the Company’s fixed assets:

	June 30, 2026	December 31, 2025
Medical equipment	$122,991	$121,307
Furniture and equipment	5,737	5,215
Land	2,566	2,566
Buildings	8,592	8,492
Leasehold improvements	684	717
Vehicles	1,355	1,398
Less: Accumulated depreciation	(64,766)	(60,920)
Property and equipment, net of accumulated depreciation	$77,159	$78,775

Depreciation in the amount of $7.1 million and $6.5 million is included in cost of revenue for the three months ended June 30, 2026 and 2025, respectively. Depreciation in the amount of $14.4 million and $12.8 million for the six months ended June 30, 2026 and 2025, respectively.

5.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	June 30, 2026	December 31, 2025
Accrued trade payables	$5,969	$4,995
Accrued commissions payable	1,149	977
Accrued bonuses payable	5,243	4,858
Accrued vacation and payroll	4,535	4,646
Current portion of phantom share liability	2,088	1,650
Acquisition-related contingent consideration	1,750	1,750
Accrued other liabilities	4,207	5,034
Total accrued liabilities	$24,941	$23,910

Supplier Financing Programs

The Company participates in supplier finance programs with third-party financial institutions in connection with the purchase of inventory and supplies. Under these arrangements, the Company's subsidiaries confirm invoices directly with a finance provider and agree to pay the finance provider the invoiced amount on the agreed payment date. The finance provider remits payment to the supplier upon the Company's confirmation of the invoice, effectively extending the Company's payment terms beyond standard supplier terms. The Company's obligations under these arrangements are non-cancelable and are structured with terms of up to 90 days, interest-free. The Company's payment obligations under these programs are not secured by collateral. There were no obligations outstanding under these arrangements as of June 30, 2026 or December 31, 2025.

6.     Debt and Lease Liabilities

Debt

The following table summarizes the Company’s debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
2022 Senior Credit Facilities	$7,445	$12,867
Financing costs and commitment fees	(354)	(486)
Current portion	(717)	(1,090)
Long-term portion	$6,374	$11,291

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at June 30, 2026.

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

Leases

The Company has recognized operating leases for land and buildings that have terms greater than twelve months, as follows:

	June 30, 2026	December 31, 2025
Lease liabilities	$4,509	$3,567
Less:
Current portion of lease liabilities	(1,416)	(1,203)
Net long-term lease liabilities	$3,093	$2,364

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. These lease liabilities are recorded at their present value using a discount rate ranging from 5.5% to 7.87%, based on the Company's incremental borrowing rate at the time of assessment. At June 30, 2026, the weighted average lease term was approximately 3.48 years.

Future maturities of the Company's operating lease liabilities as of June 30, 2026 are summarized as follows:

Lease Liability
2026 (excluding the first six months)	$850
2027	1,571
2028	1,343
2029	668
2030	536
Thereafter	154
Total lease payments	$5,122
Less: imputed interest	613
Present value of lease liabilities	$4,509

Operating rental expenses were $1.0 million and $0.8 million during the six months ended June 30, 2026 and June 30, 2025, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	At June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$3,257	$—	$—	$3,257
Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,750	$1,750

	At December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$6,303	$—	$—	$6,303
Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,750	$1,750

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

The contingent consideration liability was $1.8 million as of June 30, 2026 and December 31, 2025. There were no changes in estimated fair value, payments, or other adjustments during the six months ended June 30, 2026.

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

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,088,228 and 38,019,082 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026, the Company repurchased and canceled 680,802 common shares at a cost of $6.5 million (excluding taxes) pursuant to the 2026 Share Repurchase Program and withheld and canceled 272,460 common shares with an aggregate value of $2.0 million to satisfy employee income tax withholding associated with RSUs vesting. The cost of shares repurchased and withheld is recorded as a reduction to shareholders’ equity.

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

On June 5, 2025, the Company's shareholders approved the first amendment to the 2024 Omnibus Plan, and on June 4, 2026, the Company's shareholders approved a second amendment (the "Second Amendment") to the 2024 Omnibus Plan. Following the Second Amendment, the maximum number of common shares that will be available for awards and issuance under the 2024 Omnibus Plan and that may be reserved for issuance at any time, including under previous plans such as the 2020 Long Term Incentive Plan (effective June 11, 2020), the Amended and Restated Stock Option Plan (effective as of July 17, 2018), the Amended and Restated Restricted Share Unit Plan (effective as of July 17, 2018), and the Deferred Share Unit Plan (effective July 17, 2018), is 7,696,717 shares. The maximum amount of common shares that may be awarded under the 2024 Omnibus Plan as “incentive stock options” is 1,000,000 common shares. As of June 30, 2026, the Company had outstanding options of 3,380,000 and RSUs of 2,416,000 associated with common shares under the existing plans.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation - options	$—	$6	$—	$22
Stock-based compensation - restricted stock units	2,032	2,335	4,483	4,630
Total	$2,032	$2,341	$4,483	$4,652

At June 30, 2026, there was no remaining unrecognized pre-tax stock option expense under the Company's equity compensation plans. As of June 30, 2026, there was approximately $9.9 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.50 years.

Options

The following table summarizes stock option activity for the six months ended June 30, 2026:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2025	3,538	$5.45	4.1 years	$7,968
Issued	—	—
Exercised	(158)	6.69
Expired / Forfeited	—	—
Balance June 30, 2026	3,380	$5.40	3.6 years	$20,298
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing price of the Company's common shares on the last trading day of the period ($11.40 and $7.43 on June 30, 2026 and December 31, 2025, respectively).

The aggregate intrinsic value of options outstanding and options exercisable was $20.3 million at June 30, 2026. For the six months ended June 30, 2026, 157,597 common shares were issued pursuant to the exercise of stock options.

At June 30, 2026, the Company had 3,380,000 exercisable stock options outstanding with a weighted average exercise price of $5.40 and a weighted average remaining contractual life of 3.6 years. At December 31, 2025, the Company had 3,538,000 exercisable stock options outstanding with a weighted average exercise price of $5.45 and a weighted average remaining contractual life of 4.1 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the six months ended June 30, 2026.

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

The following table summarizes RSU activity for the six months ended June 30, 2026:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2025	2,134	$8.07	1.43 years	$15,857
Issued	1,237	7.36
Vested	(865)	8.13
Forfeited	(90)	7.42
Balance June 30, 2026	2,416	$7.71	1.50 years	$27,539
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the closing price of the Company's common shares on the last trading day of the period ($11.40 and $7.43 on June 30, 2026 and December 31, 2025, respectively).

During the six months ended June 30, 2026, the Company issued 1,236,859 RSUs with equal annual vestings over a three year period and a fair value of $7.36 per share.

Phantom Share Units

The Company has a phantom share unit plan, which it uses for grants to directors, officers, and employees. PSUs granted under the plan are non-assignable and are settled in cash at vesting based on the fair value of the Company's common stock on the vesting date. PSUs vest annually over a one or three-year period. The cash-settled PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with accrued liability and related expense being recognized over the requisite service period.

The following table summarizes PSU activity for the six months ended June 30, 2026:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2025	484	$3,596
Issued	309	2,275
Vested	(216)	(1,844)
Forfeited	(4)	(49)
Balance June 30, 2026	573	$6,532
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s common shares at that time, the value of issued share equivalents is based on the market price of the Company’s common shares at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, and the values of forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's common shares at the end of the period. The market price of the Company's common shares was $11.40 and $7.43 on June 30, 2026 and December 31, 2025, respectively.

The change in fair value of the PSUs has been charged to the Condensed Consolidated Statements of Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with PSUs at June 30, 2026 is $3.0 million, with $2.1 million of this amount included in current accrued liabilities and the remaining portion of $0.9 million included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of PSUs is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income. The following table summarizes expense associated with the PSUs for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general, and administrative	$1,251	$370	$2,031	$781

The Company paid cash settlements of $1.8 million and $1.6 million during the six months ended June 30, 2026 and 2025, respectively, pertaining to vestings of cash-settled PSUs.

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

Legal Proceedings

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. As of June 30, 2026, the Company has not identified any matters for which a material loss is probable and reasonably estimable and, accordingly, no material loss contingencies have been accrued.

Governmental and Regulatory Matters

As a healthcare provider participating in governmental healthcare programs, the Company is subject, in the ordinary course of business, to inspections, prepayment and post-payment reviews, audits and investigations conducted by government agencies and their contractors relating to claims submitted for reimbursement and compliance with applicable program requirements. These matters may require the Company to incur costs to respond to requests for records and pursue appeals of payment denials and may result in adjustments to, or recoupment of, amounts previously reimbursed. Adverse findings may also result in civil or criminal fines, penalties, or other sanctions, including restrictions or changes in the way the Company conducts business, loss of licensure, or exclusion from participation in government healthcare programs.

In July 2025, Qlarant Integrity Solutions, LLC, acting as a Unified Program Integrity Contractor for CMS, issued an audit determination regarding certain Medicare claims submitted by Sleep Management, LLC, a subsidiary of the Company, for monthly rental of non-invasive home ventilators. Qlarant extrapolated an alleged overpayment of approximately $5.9 million. The Company disagrees with the audit findings and believes the claims were reasonable, medically necessary, and supported by appropriate documentation.

The Company timely pursued the Medicare administrative appeals process. As a result of the appeal process to date, the asserted overpayment was reduced to approximately $2.2 million. In June 2026, an administrative law judge issued an unfavorable decision with respect to the remaining asserted overpayment. The Company continues to dispute the remaining asserted overpayment and intends to pursue further available appeal rights. The Company remitted payment in April 2026 to avoid administrative recoupment, and such payment does not represent a settlement, concession, or admission of liability. The payment is recorded within Prepaid expenses and other assets. Based on information currently available, the Company estimates the reasonably possible loss associated with this matter to range from zero to approximately $2.2 million. The Company has determined that a loss is not probable, and no related accrual has been recorded.

10.     Income Taxes

For the six months ended June 30, 2026, the Company recorded income tax expense of $2.4 million, which includes a discrete tax expense of approximately $0.1 million associated with stock-based compensation arrangements. The effective rate for the six months ended June 30, 2026 is 30.2%. The effective rate differs from the amount computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year.

At June 30, 2026 and 2025, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2022.

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator - basic and diluted:
Net income attributable to Viemed Healthcare, Inc.	$2,764	$3,157	$5,346	$5,782

Denominator:
Basic weighted-average number of common shares	38,245,491	39,515,247	38,336,534	39,471,244
Diluted weighted-average number of shares	41,125,716	41,083,760	40,851,506	41,393,523

Basic earnings per share	$0.07	$0.08	$0.14	$0.15
Diluted earnings per share	$0.07	$0.08	$0.13	$0.14

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	38,245,491	39,515,247	38,336,534	39,471,244
Stock options and other dilutive securities	2,880,225	1,568,513	2,514,972	1,922,279
Diluted weighted-average number of shares	41,125,716	41,083,760	40,851,506	41,393,523

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

We derive a significant portion of our revenue through the rental of non-invasive and invasive ventilators which represented 46.6% and 53.6% of our revenue for the three months ended June 30, 2026 and 2025, respectively, and 46.8% and 54.0% for the six months ended June 30, 2026 and 2025, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We expect to expand our workforce of licensed clinical practitioners, including RTs, to support our growth and ensure the high service model is maintained in the home. As of June 30, 2026, we employed 417 licensed RTs, representing approximately 29% of our company-wide employee count. Beyond fulfilling our internal staffing needs, we also provide healthcare staffing and recruitment services, offering tailored workforce solutions to external healthcare institutions and partners seeking qualified clinical professionals.

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

In addition, CMS has proposed comprehensive reforms to the Medicare Competitive Bidding Program for Durable Medical Equipment, Prosthetics, Orthotics, and Supplies ("DMEPOS"), along with related updates to supplier accreditation standards and Medicare provider enrollment requirements. The proposals are intended to modernize the program by refining payment methodologies, contract award processes, and supplier oversight. Although the final scope and timing of these reforms remain subject to CMS rulemaking, providers with greater scale, infrastructure, and compliance capabilities are generally positioned to compete more effectively under a restructured Competitive Bidding Program. Larger operators may benefit from economies of scale that support service obligations, enable pricing flexibility, and enhance administrative efficiency relative to smaller suppliers.

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

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except operational information)
For the quarter ended	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Financial Information:
Revenue	$78,097	$75,414	$76,181	$71,914	$63,056	$59,129	$60,695	$58,004
Gross Profit	$45,048	$42,827	$44,103	$41,345	$36,731	$33,279	$36,138	$34,371
Gross Profit %	58%	57%	58%	57%	58%	56%	60%	59%
Net Income attributable to Viemed Healthcare, Inc.	$2,764	$2,582	$5,639	$3,513	$3,157	$2,625	$4,316	$3,878
Cash and Cash Equivalents (As of)	$10,680	$9,762	$13,501	$11,123	$20,016	$10,160	$17,540	$11,347
Total Assets (As of)	$204,224	$197,361	$199,154	$202,360	$184,603	$178,079	$177,069	$169,526
Adjusted EBITDA(1)	$13,715	$14,311	$18,203	$16,121	$14,287	$12,765	$14,242	$13,954
Operational Information:
Vent Patients(2)	12,635	12,089	12,259	12,372	12,152	11,809	11,795	11,374
PAP Therapy Patients(3)	37,825	35,938	34,528	31,891	26,260	22,899	21,338	19,478
Sleep Resupply Patients(4)	37,035	33,661	36,561	33,518	25,246	22,941	24,478	22,143
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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025:

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	% of Total Revenue	2025	% of Total Revenue	$ Change	% Change
Revenue	$78,097	100.0%	$63,056	100.0%	$15,041	23.9%
Cost of revenue	33,049	42.3%	26,325	41.7%	6,724	25.5%
Gross profit	45,048	57.7%	36,731	58.3%	8,317	22.6%
Selling, general and administrative	37,132	47.5%	28,803	45.7%	8,329	28.9%
Research and development	504	0.6%	847	1.3%	(343)	(40.5)%
Stock-based compensation	2,032	2.6%	2,341	3.7%	(309)	(13.2)%
Depreciation and amortization	388	0.5%	353	0.6%	35	9.9%
Loss (gain) on disposal of property and equipment	598	0.8%	(636)	(1.0)%	1,234	(194.0)%
Other income, net	(67)	(0.1)%	(72)	(0.1)%	5	(6.9)%
Income from operations	4,461	5.7%	5,095	8.1%	(634)	(12.4)%
Non-operating income and expenses
Loss from investments	162	0.2%	—	—%	162	NM
Interest expense, net	248	0.3%	132	0.2%	116	87.9%
Net income before taxes	4,051	5.2%	4,963	7.9%	(912)	(18.4)%
Provision for income taxes	1,151	1.5%	1,713	2.7%	(562)	(32.8)%
Net income	2,900	3.7%	3,250	5.2%	(350)	(10.8)%
Net income attributable to noncontrolling interest	136	0.2%	93	0.2%	43	46.2%
Net income attributable to Viemed Healthcare, Inc.	$2,764	3.5%	$3,157	5.0%	$(393)	(12.4)%

Revenue

The following table summarizes our revenue for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	% of Total Revenue	2025	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$36,411	46.6%	$33,819	53.6%	$2,592	7.7%
Other home medical equipment rentals	16,408	21.0%	13,823	21.9%	2,585	18.7%
Revenue from sales and services
Equipment and supply sales	18,971	24.3%	9,514	15.1%	9,457	99.4%
Service revenues	6,307	8.1%	5,900	9.4%	407	6.9%
Total revenue	$78,097	100.0%	$63,056	100.0%	$15,041	23.9%

For the three months ended June 30, 2026, total revenue was $78.1 million, an increase of $15.0 million, or 23.9%, compared to the three months ended June 30, 2025. The increase was driven by growth across our rental, equipment and supply sales, and service revenue categories, including continued expansion of our ventilator, sleep, resupply, and women’s health offerings and the inclusion of revenue from the Lehan operations acquired on July 1, 2025.

Revenue from non-invasive and invasive ventilator rentals increased by $2.6 million, or 7.7%, to $36.4 million for the three months ended June 30, 2026. The increase was primarily attributable to higher average patient volumes, reflecting continued demand for home non-invasive ventilation services and growth in our ventilator patient census. Rental revenue from other home medical equipment increased by $2.6 million, or 18.7%, to $16.4 million for the three months ended June 30, 2026. The increase was driven primarily by growth in PAP therapy and airway-clearance services, as well as rental revenue associated with women’s health products and Lehan operations.

Equipment and supply sales increased by $9.5 million, or 99.4%, to $19.0 million, for the three months ended June 30, 2026. The increase was primarily attributable to the inclusion and continued expansion of women’s health product sales, including breast pumps and related supplies, and higher PAP resupply volumes resulting from growth in our sleep therapy patient base. Service revenues, which consist primarily of revenue from our healthcare staffing operations and in-home sleep testing services, increased by $0.4 million, or 6.9%, to $6.3 million for the three months ended June 30, 2026.

Ventilator rentals remained our largest individual source of revenue. However, the continued growth of PAP therapy and resupply, women’s health, oxygen therapy, and other home medical equipment offerings resulted in a more diversified revenue mix during the 2026 period.
Cost of revenue and gross profit

For the three months ended June 30, 2026, cost of revenue totaled $33.0 million, an increase of $6.7 million, or 25.5%, from the comparable period in 2025. The increase was primarily attributable to the costs associated with higher patient and sales volumes and the inclusion of the Lehan operations.

Gross profit margin decreased to 57.7% for the three months ended June 30, 2026, compared to 58.3% for the three months ended June 30, 2025. The decrease in gross profit margin primarily reflected a shift in revenue mix, as revenue from sales and services typically generates lower gross margins but carries lower capital expenditure requirements than revenue from rentals. For the three months ended June 30, 2026, revenue from sales and services represented 32.4% of total revenue, compared to 24.4% in the comparable period in 2025.

Selling, general and administrative expense

Selling, general, and administrative expenses as a percentage of revenue was 47.5% for the three months ended June 30, 2026 compared to 45.7% for the three months ended June 30, 2025. Selling, general and administrative expenses totaled $37.1 million for the three months ended June 30, 2026, an increase of $8.3 million (or 28.9%) from the comparable period in 2025.

The increase in selling, general and administrative expense was primarily attributable to expenses incurred to support the continued growth of the business, including the addition of the Lehan operations, which were acquired on July 1, 2025 and therefore not included in the prior-year quarter. Employee compensation expense increased $4.0 million, or 22.8%, primarily due to higher headcount. Other factors contributing to the increase included approximately $0.9 million of higher phantom stock compensation primarily driven by the increase in our share price, approximately $0.6 million of higher sales compensation associated with record patient setup activity, as well as incremental technology and implementation spending and higher legal and professional costs.

The increase as a percentage of revenue reflected continued investments in technology, talent, and operating capacity, and the development of the Company’s sales organization in advance of anticipated growth. The Company expects these investments to support future revenue growth and productivity improvements. However, the timing and extent of any resulting improvement in selling, general and administrative expenses as a percentage of revenue will depend on the pace at which these benefits are realized.

Research and development

For the three months ended June 30, 2026, research and development expense totaled $0.5 million, a decrease of $0.3 million, or 40.5%, from $0.8 million in the comparable period in 2025. We expect research and development costs to remain consistent throughout the remainder of 2026 as we continue to invest in technology initiatives to support our clinical operations and service delivery capabilities.

Stock-based compensation

For the three months ended June 30, 2026, stock-based compensation totaled $2.0 million, a decrease of 13.2% from the comparable period in 2025. The decrease in stock-based compensation was primarily attributable to forfeitures recognized during the period. Stock-based compensation continues to reflect our ongoing investment in employee retention and long-term incentive programs through the use of equity-based awards, with expense recognized over the respective vesting periods of awards granted in both the current and prior years.

Loss (gain) on disposal of property and equipment

For the three months ended June 30, 2026, loss on disposal of property and equipment totaled $0.6 million compared to a gain on disposal of property and equipment of $0.6 million for the three months ended June 30, 2025. The gain recognized in the prior year period was primarily attributable to proceeds received from the sale of recalled ventilators back to the manufacturer in excess of their net book value.

The ventilator buyback program was substantially completed in 2025, and accordingly we do not expect additional material gains from these transactions in future periods. We may, however, continue to recognize gains or losses from the disposal of equipment in the ordinary course of business, including losses related to damaged or destroyed equipment.

Provision for income taxes

For the three months ended June 30, 2026, the provision for income taxes was a $1.2 million expense, compared to a $1.7 million expense during the 2025 period. Our annual estimated effective tax rate for 2026 is 30.2%.

Net income

For the three months ended June 30, 2026, net income was $2.9 million, a decrease of $0.4 million (or 10.8%) from the comparable period in 2025. Net income represented 3.7% of revenue for the 2026 period, compared to 5.2% for the 2025 period. The decrease was primarily attributable to the operating-expense and equipment-disposal factors described above, partially offset by increased gross profit and a lower provision for income taxes.

Comparison of the Six Months Ended June 30, 2026 and 2025:

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	% of Total Revenue	2025	% of Total Revenue	$ Change	% Change
Revenue	$153,511	100.0%	$122,185	100.0%	$31,326	25.6%
Cost of revenue	65,636	42.8%	52,175	42.7%	13,461	25.8%
Gross profit	87,875	57.2%	70,010	57.3%	17,865	25.5%
Selling, general and administrative	71,924	46.9%	57,228	46.8%	14,696	25.7%
Research and development	1,083	0.7%	1,644	1.3%	(561)	(34.1)%
Stock-based compensation	4,483	2.9%	4,652	3.8%	(169)	(3.6)%
Depreciation and amortization	776	0.5%	701	0.7%	75	10.7%
Loss (gain) on disposal of property and equipment	954	0.6%	(3,004)	(2.5)%	3,958	(131.8)%
Other income, net	(102)	(0.1)%	(147)	(0.1)%	45	(30.6)%
Income from operations	8,757	5.7%	8,936	7.3%	(179)	(2.0)%
Non-operating income and expenses
Loss from investments	162	0.1%	—	—%	162	NM
Interest expense, net	553	0.4%	311	0.2%	242	77.8%
Net income before taxes	8,042	5.2%	8,625	7.1%	(583)	(6.8)%
Provision for income taxes	2,429	1.5%	2,665	2.2%	(236)	(8.9)%
Net income	5,613	3.7%	5,960	4.9%	(347)	(5.8)%
Net income attributable to noncontrolling interest	267	0.2%	178	0.2%	89	50.0%
Net income attributable to Viemed Healthcare, Inc.	$5,346	3.5%	$5,782	4.7%	$(436)	(7.5)%

Revenue

The following table summarizes our revenue for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	% of Total Revenue	2025	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$71,771	46.8%	$65,979	54.0%	$5,792	8.8%
Other home medical equipment rentals	32,606	21.2%	26,798	21.9%	5,808	21.7%
Revenue from sales and services
Equipment and supply sales	36,459	23.8%	17,020	13.9%	19,439	114.2%
Service revenues	12,675	8.2%	12,388	10.2%	287	2.3%
Total revenue	$153,511	100.0%	$122,185	100.0%	$31,326	25.6%

For the six months ended June 30, 2026, total revenue was $153.5 million, an increase of $31.3 million, or 25.6%, compared to the six months ended June 30, 2025. The increase was driven by growth across our rental, equipment and supply sales, and service revenue categories, including continued expansion of our ventilator, sleep, resupply, and women’s health offerings and the inclusion of revenue from the Lehan operations acquired on July 1, 2025.

Revenue from non-invasive and invasive ventilator rentals increased by $5.8 million, or 8.8%, to $71.8 million for the six months ended June 30, 2026. The increase was primarily attributable to higher average patient volumes and continued demand for home non-invasive ventilation services. Rental revenue from other home medical equipment increased by $5.8 million, or 21.7%, to $32.6 million for the six months ended June 30, 2026. The increase was primarily driven by growth in PAP therapy and airway-clearance services, as well as rental revenue associated with women’s health products and Lehan operations.

Equipment and supply sales increased by $19.4 million, or 114.2%, to $36.5 million, for the six months ended June 30, 2026. The increase was primarily attributable to the inclusion and continued expansion of women’s health product sales and higher PAP resupply volumes resulting from growth in our sleep therapy patient base. Service revenues, which consist primarily of our healthcare staffing operations and in-home sleep testing services, increased by $0.3 million, or 2.3%, to $12.7 million for the six months ended June 30, 2026.

Ventilator rentals remained our largest individual source of revenue. However, the growth of PAP therapy and resupply, women’s health, oxygen therapy, and other home medical equipment offerings continued to increase the diversification of our revenue mix.

Cost of revenue and gross profit

For the six months ended June 30, 2026, cost of revenue totaled $65.6 million, an increase of $13.5 million, or 25.8%, from the comparable period in 2025. The increase was primarily attributable to costs associated with higher patient and sales volumes and the inclusion of the Lehan operations.

Gross profit margin decreased slightly to 57.2% for the six months ended June 30, 2026, compared to 57.3% for the six months ended June 30, 2025. The modest decrease in gross profit margin primarily reflected a shift in revenue mix, as revenue from sales and services typically generates lower gross margins but carries lower capital expenditure requirements than revenue from rentals. For the six months ended June 30, 2026, revenue from sales and services represented 31.9% of total revenue, compared to 24.2% in the comparable period in 2025.

Selling, general and administrative expense

Selling, general, and administrative expenses as a percentage of revenue was 46.9% for the six months ended June 30, 2026, essentially unchanged compared to 46.8% for the six months ended June 30, 2025. Selling, general and administrative expenses totaled $71.9 million for the six months ended June 30, 2026, an increase of $14.7 million (or 25.7%) from the comparable period in 2025.

The increase in the dollar amount of selling, general and administrative expense was primarily attributable to expenses incurred to support the continued growth of the business, including the addition of the Lehan operations, which were acquired on July 1, 2025 and therefore not included in the comparable period in 2025. The increase also reflected higher phantom stock compensation primarily driven by the increase in our share price and incremental technology and implementation costs, partially offset by continued operating leverage as we scaled our platform.

We expect to manage selling, general and administrative expense as a percentage of revenue as our recent investments begin to contribute to revenue and productivity, although the timing and extent of any improvement will depend on the pace of that contribution.

Research and development

For the six months ended June 30, 2026, research and development expense totaled $1.1 million, a decrease of $0.6 million, or 34.1%, from $1.6 million in the comparable period in 2025. We expect research and development costs to remain consistent throughout the remainder of 2026 as we continue to invest in technology initiatives to support our clinical operations and service delivery capabilities.

Stock-based compensation

For the six months ended June 30, 2026, stock-based compensation totaled $4.5 million, a decrease of 3.6% from the comparable period in 2025. The decrease in stock-based compensation was primarily attributable to forfeitures recognized during the period. Stock-based compensation continues to reflect our ongoing investment in employee retention and long-term incentive programs through the use of equity-based awards, with expense recognized over the respective vesting periods of awards granted in both the current and prior years.

Loss (gain) on disposal of property and equipment

For the six months ended June 30, 2026, loss on disposal of property and equipment totaled $1.0 million compared to a gain on disposal of property and equipment of $3.0 million for the six months ended June 30, 2025. The gain recognized in the prior year period was primarily attributable to proceeds received from the sale of recalled ventilators back to the manufacturer in excess of their net book value.

The ventilator buyback program was substantially completed in 2025, and accordingly we do not expect additional material gains from these transactions in future periods. We may, however, continue to recognize gains or losses from the disposal of equipment in the ordinary course of business, including losses related to damaged or destroyed equipment.

Provision for income taxes

For the six months ended June 30, 2026, the provision for income taxes was a $2.4 million expense, compared to a $2.7 million expense during the 2025 period. Our annual estimated effective tax rate for 2026 is 30.2%.

Net income

Net income was $5.6 million for the six months ended June 30, 2026, a decrease of $0.3 million, or (5.8)%, compared to $6.0 million for the six months ended June 30, 2025. Net income represented 3.7% of revenue for the 2026 period, compared to 4.9% for the 2025 period. The decrease was primarily attributable to higher selling, general and administrative expense, the unfavorable change in equipment-disposal activity, partially offset by increased gross profit.

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

The following table is a reconciliation of net income attributable to Viemed Healthcare, Inc., the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Net income attributable to Viemed Healthcare, Inc.	$2,764	$2,582	$5,639	$3,513	$3,157	$2,625	$4,316	$3,878
Add back:
Depreciation & amortization	7,520	7,621	7,570	7,539	6,891	6,613	6,366	6,408
Interest expense, net	248	305	364	507	132	179	147	225
Stock-based compensation(a)	2,032	2,451	2,300	2,180	2,341	2,311	1,521	1,712
Transaction costs(b)	—	74	139	847	53	85	11	12
Impairment of assets(c)	—	—	—	—	—	—	—	125
Income tax expense	1,151	1,278	2,191	1,535	1,713	952	1,881	1,594
Adjusted EBITDA	$13,715	$14,311	$18,203	$16,121	$14,287	$12,765	$14,242	$13,954

(a) Represents non-cash, equity-based compensation expense associated with option and RSU awards.
(b) Represents transaction costs and expenses related to acquisition and integration efforts associated with recently announced or completed acquisitions.
(c) Represents impairments of the fair value of investment and litigation-related assets.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2026 was $10.7 million, compared to $13.5 million at December 31, 2025. Typically, our principal source of liquidity is the collection of our patient accounts receivable. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity through the incurrence of indebtedness. Based on our current plan of operations, we believe cash and cash equivalents, when combined with expected cash flows from operations and amounts available under our 2022 Senior Credit Facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company has also historically utilized short term financing arrangements with suppliers that could be extended over a longer term if there was a need for additional liquidity.

On June 6, 2025, the Company's Board of Directors authorized and approved a share repurchase program. Under the terms of this program, the Company repurchased 1,976,441 of its common shares and the program was completed and terminated during 2025. On March 4, 2026, the Company's Board of Directors authorized and approved a new share repurchase program (the “2026 Share Repurchase Program”). Under the terms of the 2026 Share Repurchase Program, the Company may repurchase up to 1,930,131 of its common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule 10b-18 of the Exchange Act. During the six months ended June 30, 2026, the Company repurchased and canceled 680,802 common shares pursuant to the 2026 Share Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Net Cash provided by (used in):
Operating activities	$23,973	$15,108
Investing activities	(13,323)	(10,257)
Financing activities	(13,471)	(2,375)
Net increase (decrease) in cash and cash equivalents	$(2,821)	$2,476

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2026 was $24.0 million, resulting from net income of $5.6 million, increased by net income adjustments of $20.9 million and partially offset by an increase in non-cash working capital of $2.5 million. The net income adjustments primarily consisted of $15.1 million of depreciation and amortization and $4.5 million of stock-based compensation. The primary changes in non-cash working capital were an increase in net accounts receivable of $6.6 million and an increase in prepaid expenses and other assets of $1.7 million, partially offset by an increase in trade payables of $2.1 million, an increase in net income tax payable of $2.1 million, and an increase in accrued liabilities of $1.4 million.

Net cash provided by operating activities during the six months ended June 30, 2025 was $15.1 million, resulting from net income of $6.0 million, increased by net income adjustments of $13.3 million and partially offset by an increase in non-cash working capital of $4.1 million. The net income adjustments primarily consisted of $13.5 million of depreciation and amortization and $4.7 million of stock-based compensation, partially offset by a $3.0 million gain on disposal of property and equipment. The primary changes in non-cash working capital were an increase in net accounts receivable of $1.6 million, a decrease in accrued liabilities of $2.0 million, and a decrease in income tax payable of $2.4 million, partially offset by an increase in trade payables of $1.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 was $13.3 million. Net cash used for capital expenditures during the period consisted of $15.2 million of purchases of property and equipment, partially offset by $2.4 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Net cash used in investing activities also included a $0.6 million equity investment.

Net cash used in investing activities during the six months ended June 30, 2025 was $10.3 million, consisting of $23.6 million of purchases of property and equipment, partially offset by $13.4 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients.

Net cash used for capital expenditures represents an increase of $2.5 million, or 24.5%, compared to the prior-year period. Although purchases of property and equipment decreased, the reduction was more than offset by lower proceeds from sales of property and equipment, as the prior-year period benefited from proceeds associated with the ventilator return program.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2026 was $13.5 million. During the six months ended June 30, 2026, principal payments on the 2022 Term Loan Facility (as defined below) were $5.4 million. In addition, the Company paid $6.8 million pursuant to share repurchase programs and canceled 272,460 common shares at a cost of $2.0 million to satisfy employee income tax withholding obligations associated with the vesting of RSUs. These uses of cash were partially offset by $1.1 million of proceeds from the exercise of stock options.

Net cash used in financing activities during the six months ended June 30, 2025 was $2.4 million, consisting of $1.7 million of cash paid for common shares repurchased and canceled pursuant to the 2025 Share Repurchase Program, $0.2 million in principal payments under the 2022 Senior Credit Facilities (as defined below), and $1.6 million for common shares repurchased and canceled to satisfy employee income tax withholding associated with RSUs vested during the period, partially offset by $1.4 million of proceeds from the exercise of stock options.

Senior Credit Facilities

On November 29, 2022, the Company refinanced its existing borrowings under the prior Commercial Business Loan Agreement with Hancock Whitney Bank and entered into a new credit agreement (the "2022 Senior Credit Facilities") with the lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent, that provides for an up to $30.0 million revolving credit facility (the "2022 Revolving Credit Facility") and an up to $30.0 million delayed draw term loan facility (the "2022 Term Loan Facility"), both maturing in November 2027. We expect to refinance or replace the facilities prior to maturity; however, there can be no assurance that replacement financing will be available on acceptable terms.

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

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility were $7.4 million as of June 30, 2026. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of June 30, 2026.

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at June 30, 2026.

Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, the repayment of debt, the repurchase of shares of our common stock, the funding of acquisitions, operations, and other working capital requirements. Our contractual obligations primarily relate to the repayment of existing debt and contractual obligations for operating leases. The following table presents our material contractual obligations and commitments to make future payments as of June 30, 2026:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$1,282	$6,860
Lease Obligations	1,698	3,425
Total	$2,980	$10,285

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after June 30, 2026. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $0.5 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $1.1 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to fluctuations in interest rates from borrowings under the 2022 Senior Credit Facilities. The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%. Outstanding borrowings subject to interest rate fluctuations under the 2022 Term Loan Facility were $7.4 million as of June 30, 2026. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of June 30, 2026. Based on our outstanding borrowings, an immediate 100 basis point change in interest rates would not have a material effect on our net income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Company Repurchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common shares during the three months ended June 30, 2026:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs
Apr 1- Apr 30, 2026	210,000	$9.70	210,000	1,570,131
May 1- May 31, 2026	224,458	$9.43	220,000	1,350,131
Jun 1- Jun 30, 2026	100,802	$10.00	100,802	1,249,329
Total	535,260	$9.65	530,802	1,249,329

(1)This amount includes 4,458 common shares acquired at a cost of $42,000 to satisfy employee income tax withholding associated with RSUs vesting.

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

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Exhibit Title
#2.1
Stock Purchase Agreement dated April 18, 2023 by and among Viemed, Inc., the Stockholders and Home Medical Products, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 19, 2023.

3.1	Notice of Articles of Business Corporation Act of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 10, 2019.

3.2	Amended and Restated Business Corporation Act Articles of Viemed Healthcare, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021.

10.1	Second Amendment to the 2024 Long Term Incentive Plan, effective June 4, 2026. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2026.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Date: August 3, 2026

Page 45