Form 10-Q
period 2026-09-30
VIEMED HEALTHCARE, INC.
filed 2026-11-04
CIK 1729149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 27, 2026, there were 37,893,094 common shares of the registrant outstanding.

VIEMED HEALTHCARE, INC. TABLE OF CONTENTS
September 30, 2026 and 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except outstanding shares)
	Note	At September 30, 2026	At December 31, 2025
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2	$9,676	$13,501
Accounts receivable, net	2	34,887	25,586
Inventory	2	4,552	5,047
Income tax receivable		—	227
Prepaid expenses and other assets		10,175	4,132
Total current assets		$59,290	$48,493
Long-term assets
Property and equipment, net	3	75,596	78,775
Operating lease right-of-use assets		4,242	3,580
Equity investments	2	3,184	2,794
Deferred tax asset	9	5,289	5,289
Identifiable intangibles, net	2	1,095	1,285
Goodwill		58,938	58,938
Total long-term assets		$148,344	$150,661
TOTAL ASSETS		$207,634	$199,154

LIABILITIES
Current liabilities
Trade payables		$10,628	$7,333
Deferred revenue		8,015	7,520
Income taxes payable		1,925	—
Accrued liabilities	4	24,818	23,910
Operating lease liabilities, current portion	5	1,427	1,203
Current portion of long-term debt	5	511	1,090
Total current liabilities		$47,324	$41,056
Long-term liabilities
Accrued liabilities	7	977	922
Operating lease liabilities, less current portion	5	2,835	2,364
Long-term debt	5	4,510	11,291
Total long-term liabilities		$8,322	$14,577
TOTAL LIABILITIES		$55,646	$55,633
Commitments and Contingencies		—	—
SHAREHOLDERS' EQUITY
Common stock - No par value: unlimited authorized; 38,053,094 and 38,019,082 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	$17,937	$16,912
Additional paid-in capital		19,277	21,742
Retained earnings		112,875	102,891
TOTAL VIEMED HEALTHCARE, INC.'S SHAREHOLDERS' EQUITY		$150,089	$141,545
Noncontrolling interest in subsidiary		1,899	1,976
TOTAL SHAREHOLDERS' EQUITY		151,988	143,521
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$207,634	$199,154

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2026	2025	2026	2025
Revenue	2	$80,673	$71,914	$234,184	$194,099

Cost of revenue		34,481	30,569	100,117	82,744

Gross profit		$46,192	$41,345	$134,067	$111,355

Operating expenses
Selling, general and administrative		35,508	31,919	107,432	89,147
Research and development		501	775	1,584	2,419
Stock-based compensation	7	2,476	2,180	6,959	6,832
Depreciation and amortization		392	397	1,168	1,098
Loss (gain) on disposal of property and equipment		412	476	1,366	(2,528)
Other income, net		(59)	(44)	(161)	(191)
Income from operations		$6,962	$5,642	$15,719	$14,578

Non-operating income and expenses
Loss from investments		—	—	162	—
Interest expense, net	5	177	507	730	818

Net income before taxes		6,785	5,135	14,827	13,760
Provision for income taxes	9	2,048	1,535	4,477	4,200
Net income		$4,737	$3,600	$10,350	$9,560
Net income attributable to noncontrolling interest		99	87	366	265
Net income attributable to Viemed Healthcare, Inc.		$4,638	$3,513	$9,984	$9,295

Net income per share
Basic	10	$0.12	$0.09	$0.26	$0.24
Diluted	10	$0.11	$0.09	$0.24	$0.23

Weighted average number of common shares outstanding:
Basic	10	38,102,064	38,638,660	38,257,518	39,190,666
Diluted	10	41,192,313	40,495,761	40,975,362	41,086,178

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2024	39,132,897	$23,365	$18,337	$89,691	$1,908	$133,301
Stock-based compensation - options	—	—	16	—	—	16
Stock-based compensation - restricted stock	—	—	2,295	—	—	2,295
Exercise of options	2,225	11	—	—	—	11
Shares issued for vesting of restricted stock units	581,838	4,775	(4,775)	—	—	—
Shares redeemed to pay income tax	(193,173)	—	—	(1,584)	—	(1,584)
Net income	—	—	—	2,625	85	2,710
Shareholders' equity, March 31, 2025	39,523,787	$28,151	$15,873	$90,732	$1,993	$136,749

Stock-based compensation - options	—	—	6	—	—	6
Stock-based compensation - restricted stock	—	—	2,335	—	—	2,335
Exercise of options	336,633	1,357	—	—	—	1,357
Shares issued for vesting of restricted stock units	21,293	145	(145)	—	—	—
Shares redeemed to pay income tax	(6,647)	—	—	(47)	—	(47)
Distribution to non-controlling interest	—	—	—	—	(193)	(193)
Share repurchases	(270,061)	(1,866)	33	—	—	(1,833)
Net income	—	—	—	3,157	93	3,250
Shareholders' equity, June 30, 2025	39,605,005	$27,787	$18,102	$93,842	$1,893	$141,624

Stock-based compensation - options	—	—	3	—	—	3
Stock-based compensation - restricted stock	—	—	2,177	—	—	2,177
Exercise of options	13,965	71	—	—	—	71
Shares issued for vesting of restricted stock units	119,569	834	(834)	—	—	—
Shares redeemed to pay income tax	(14,252)	—	—	(101)	—	(101)
Distribution to non-controlling interest	—	—	—	—	(93)	(93)
Share repurchases	(1,706,380)	(11,791)	5	—	—	(11,786)
Net income	—	—	—	3,513	87	3,600
Shareholders' equity, September 30, 2025	38,017,907	$16,901	$19,453	$97,254	$1,887	$135,495

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. Dollars, except share and per share amounts) (Unaudited)

	Common Stock		Additional paid-in capital		Noncontrolling interest in subsidiary	Total Shareholders' equity
	Shares	Amount		Retained earnings
Shareholders' equity, December 31, 2025	38,019,082	$16,912	$21,742	$102,891	$1,976	$143,521
Stock-based compensation - restricted stock	—	—	2,451	—	—	2,451
Exercise of options	80,955	526	—	—	—	526
Shares issued for vesting of restricted stock units	851,551	6,343	(6,343)	—	—	—
Shares redeemed to pay income tax	(268,002)	(1,996)	—	—	—	(1,996)
Distribution to non-controlling interest	—	—	—	—	(174)	(174)
Share repurchases	(150,000)	(974)	(271)	—	—	(1,245)
Net income	—	—	—	2,582	131	2,713
Shareholders' equity, March 31, 2026	38,533,586	$20,811	$17,579	$105,473	$1,933	$145,796

Stock-based compensation - restricted stock	—	—	2,032	—	—	2,032
Exercise of options	76,642	531	—	—	—	531
Shares issued for vesting of restricted stock units	13,260	126	(126)	—	—	—
Shares redeemed to pay income tax	(4,458)	(42)	—	—	—	(42)
Distribution to non-controlling interest	—	—	—	—	(133)	(133)
Share repurchases	(530,802)	(3,445)	(1,675)	—	—	(5,120)
Net income	—	—	—	2,764	136	2,900
Shareholders' equity, June 30, 2026	38,088,228	$17,981	$17,810	$108,237	$1,936	$145,964

Stock-based compensation - restricted stock	—	—	2,476	—	—	2,476
Exercise of options	3,000	14	—	—	—	14
Shares issued for vesting of restricted stock units	81,796	732	(732)	—	—	—
Shares redeemed to pay income tax	(4,930)	(44)	—	—	—	(44)
Distribution to non-controlling interest	—	—	—	—	(136)	(136)
Share repurchases	(115,000)	(746)	(277)	—	—	(1,023)
Net income	—	—	—	4,638	99	4,737
Shareholders' equity, September 30, 2026	38,053,094	$17,937	$19,277	$112,875	$1,899	$151,988

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. Dollars) (Unaudited)

		Nine Months Ended September 30,
	Note	2026	2025
Cash flows from operating activities
Net income		$10,350	$9,560
Adjustments for:
Depreciation and amortization		22,859	21,043
Stock-based compensation expense	7	6,959	6,832
Loss (gain) on disposal of property and equipment		1,366	(2,528)
Amortization of deferred financing costs		198	121
Deferred income tax expense		—	2,729
Loss from other investments		162	—
Changes in working capital:
Accounts receivable, net		(9,301)	(670)
Inventory		495	(163)
Prepaid expenses and other assets		(6,010)	(626)
Trade payables		2,672	767
Deferred revenue		495	622
Accrued liabilities		3,063	1,584
Income tax payable/receivable		2,152	(5,796)
Net cash provided by operating activities		$35,460	$33,475
Cash flows from investing activities
Purchase of property and equipment	3	(23,788)	(31,248)
Investment in equity investments		(552)	—
Cash paid for acquisitions, net of cash acquired		—	(26,332)
Proceeds from sale of property and equipment	3	3,555	15,026
Net cash used in investing activities		$(20,785)	$(42,554)
Cash flows from financing activities
Proceeds from exercise of options	7	1,071	1,439
Proceeds from term notes		—	9,000
Principal payments on term notes	5	(7,558)	(484)
Proceeds from revolving credit facilities		—	13,000
Payments on revolving credit facilities		—	(5,000)
Shares redeemed to pay income tax	7	(2,082)	(1,732)
Payments for share repurchase programs	7	(7,738)	(13,225)
Repayments of finance lease liabilities		—	(50)
Distributions to non-controlling interest		(443)	(286)
Payments of acquisition-related contingent consideration	6	(1,750)	—
Net cash provided by (used in) financing activities		$(18,500)	$2,662
Net decrease in cash and cash equivalents		(3,825)	(6,417)
Cash and cash equivalents at beginning of year		13,501	17,540
Cash and cash equivalents at end of period		$9,676	$11,123
Supplemental disclosures of cash flow information
Cash paid during the period for interest		$508	$587
Cash paid during the period for income taxes, net of refunds		$2,326	$7,267
Supplemental disclosures of non-cash transactions
Equipment and other fixed asset purchases payable at end of period		$3,844	$4,774

See accompanying notes to the condensed consolidated financial statements

VIEMED HEALTHCARE, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts) (Unaudited)

1.    Nature of Business and Operations

Viemed Healthcare, Inc. (the "Company"), through its subsidiaries, is a provider of home medical equipment ("HME") and post-acute respiratory healthcare services in the United States, with a focus on respiratory, chronic care, and women’s health products and services. The Company’s primary service offerings are focused on effective in-home treatment with clinical practitioners providing therapy and counseling to patients in their homes using cutting-edge technology. The Company serves patients in all 50 states of the United States. The Company was incorporated under the Business Corporations Act (British Columbia) on December 14, 2016. The Company's registered and records office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2Z7 and its corporate office is located at 625 E. Kaliste Saloom Road, Lafayette, Louisiana 70508.

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

As of December 31, 2024, the Company no longer qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, and is therefore no longer eligible for the related scaled disclosure and other reporting accommodations, including the exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Reporting Currency

All values are in U.S. dollars ($ or "USD"). Tabular dollar amounts expressed in thousands of U.S. Dollars, except per share amounts.

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a controlling financial interest. All intercompany transactions have been eliminated.

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

There are no segment managers who are held accountable by the CODMs, or anyone else, for any planning, strategy, and key decision-making regarding operations. The corporate office is responsible for contract negotiation with vendors and payors, corporate compliance with healthcare laws and regulations, and revenue cycle management, among other corporate supporting functions. Accordingly, the Company has a single reportable segment and operating segment structure. The CODMs do not receive or use additional disaggregated expense information beyond the expense categories presented on the Condensed Consolidated Statements of Income for purposes of resource allocation or performance assessment. As a result, all expense categories on the Condensed Consolidated Statements of Income are significant, and there are no other significant segment expenses that require disclosure.

The measure of segment assets is total consolidated assets, including goodwill, as presented on the Condensed Consolidated Balance Sheets. Assets provided to the CODMs are consistent with those reported on the Condensed Consolidated Balance Sheets, with particular emphasis on the Company’s available liquidity, including cash and cash equivalents. The CODMs do not receive information regarding assets at a lower level, and there are no other significant segment assets that require disclosure.

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

Included in accounts receivable at September 30, 2026 are amounts due from Medicare representing 25% of total outstanding net receivables. As of December 31, 2025, 25% of total outstanding net receivables were amounts due from Medicare.

Inventory

Inventory represents non-serialized supplies that consist of equipment parts, consumables, and associated product supplies and is expensed at the time of sale or use. The Company values inventory at the lower of cost or net realizable value. Obsolete and unserviceable inventories are valued at estimated net realizable value.

Property and Equipment

Property and equipment, including capitalized internal-use software, is presented on the Condensed Consolidated Balance Sheets at historic cost less accumulated depreciation. Major renewals and improvements that extend the useful life of assets are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

Depreciation of medical equipment commences at the date of service, which represents the date that the asset has been delivered to a patient or placed in use. Depreciation of capitalized internal-use software commences when the software is ready for its intended use. Property and equipment with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Equity Investments

Equity investments on the Condensed Consolidated Balance Sheets are primarily comprised of equity investments without readily determinable fair values accounted for under the measurement alternative described in ASC 321-10-35-2. For these investments, the Company has elected the measurement alternative which measures the investment at cost, less any impairment. ASU 2019-04 clarifies that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it must measure its equity investment at fair value in accordance with ASC 820 as of the date that the observable transaction occurred. The balance of the Company’s equity investments was $3.2 million and $2.8 million as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, the Company disposed of an equity investment and recognized a loss of approximately $0.2 million. The Company was not aware of any impairment or observable price change adjustments that needed to be made as of September 30, 2026 on its remaining investments in equity securities without a readily determinable fair value.

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

The revenues from each major source are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$37,460	$34,883	$109,231	$100,862
Other home medical equipment rentals	17,414	15,401	50,020	42,199
Revenue from sales and services
Equipment and supply sales	19,414	15,700	55,873	32,720
Service revenues	6,385	5,930	19,060	18,318
Total revenues	$80,673	$71,914	$234,184	$194,099
Revenues from Medicare as a percentage of the Company's total revenue for the nine months ended September 30, 2026 and 2025 were 35% and 39%, respectively.

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

Fair Value Measurements

Fair value is determined based on assumptions that a market participant would use in pricing an asset or liability. GAAP establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques. Inputs are classified in Level 1 when valuation is based on quoted prices in active markets for identical assets or liabilities. Inputs are classified in Level 2 when valuation is based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable, market-corroborated inputs. Inputs are classified in Level 3 when valuation is based on significant unobservable inputs that reflect the assumptions the Company believes market participants would use in pricing the asset or liability.

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

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset group’s carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale, they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. There were no impairment charges recognized during the nine months ended September 30, 2026 and September 30, 2025.

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

See Note 10 for earnings per share computations.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which specifies additional disclosure requirements. The new guidance requires additional disclosures, including the composition of certain income statement expense line items (such as purchases of inventory, employee compensation, and 'other expenses') and a separate disclosure for selling expenses. This change is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, however, early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

3.     Property and Equipment

The Company’s fixed assets consist of its medical equipment held for rental, furniture and equipment, including capitalized internal-use software, real property and related improvements, and vehicles.

The following table details the Company’s fixed assets:

	September 30, 2026	December 31, 2025
Medical equipment	$123,171	$121,307
Furniture and equipment	6,058	5,215
Land	2,566	2,566
Buildings	8,618	8,492
Leasehold improvements	739	717
Vehicles	1,329	1,398
Less: Accumulated depreciation	(66,885)	(60,920)
Property and equipment, net of accumulated depreciation	$75,596	$78,775

Depreciation in the amount of $7.3 million and $7.1 million is included in cost of revenue for the three months ended September 30, 2026 and 2025, respectively. Depreciation in the amount of $21.7 million and $19.9 million is included in cost of revenue for the nine months ended September 30, 2026 and 2025, respectively.

4.     Current Liabilities

The Company’s short-term accrued liabilities are included within current liabilities and consist of the following:

	September 30, 2026	December 31, 2025
Accrued trade payables	$6,543	$4,995
Accrued commissions payable	1,167	977
Accrued bonuses payable	4,525	4,858
Accrued vacation and payroll	6,551	4,646
Current portion of phantom share liability	1,959	1,650
Acquisition-related contingent consideration	—	1,750
Accrued other liabilities	4,073	5,034
Total accrued liabilities	$24,818	$23,910

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

Obligations outstanding under these programs are included in trade payables in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2026, the Company had $0.9 million of obligations outstanding under these arrangements. There were no obligations outstanding under these arrangements as of December 31, 2025.

5.     Debt and Lease Liabilities

Debt

The following table summarizes the Company’s debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
2022 Senior Credit Facilities	$5,309	$12,867
Financing costs and commitment fees	(288)	(486)
Current portion	(511)	(1,090)
Long-term portion	$4,510	$11,291

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at September 30, 2026.

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

Leases

The Company has recognized operating leases for land and buildings that have terms greater than twelve months, as follows:

	September 30, 2026	December 31, 2025
Lease liabilities	$4,262	$3,567
Less:
Current portion of lease liabilities	(1,427)	(1,203)
Net long-term lease liabilities	$2,835	$2,364

Operating Lease Liabilities

The Company has recognized operating lease liabilities that relate primarily to the lease of land and buildings. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. These lease liabilities are recorded at their present value using a discount rate ranging from 5.5% to 7.87%, based on the Company's incremental borrowing rate at the time of assessment. At September 30, 2026, the weighted average lease term was approximately 3.29 years.

Future maturities of the Company's operating lease liabilities as of September 30, 2026 are summarized as follows:

Lease Liability
2026 (excluding the first nine months)	$439
2027	1,615
2028	1,380
2029	682
2030	536
Thereafter	154
Total lease payments	$4,806
Less: imputed interest	544
Present value of lease liabilities	$4,262

Operating rental expenses were $1.7 million and $1.3 million during the nine months ended September 30, 2026 and September 30, 2025, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during any presented period. The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	At September 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$1,278	$—	$—	$1,278

	At December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$6,303	$—	$—	$6,303
Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,750	$1,750

Acquisition-Related Contingent Consideration

The Company estimated the fair value of acquisition-related contingent consideration liabilities using the income approach, based on a probability-weighted discounted cash flow model. Because this valuation relies on significant inputs that are not observable in active markets, it is classified as a Level 3 fair value measurement. Level 3 instruments are valued using unobservable inputs that reflect the assumptions the Company believes market participants would use in pricing the asset or liability. The Company reassesses the fair value of acquisition-related contingent consideration each reporting period, and any changes in estimated fair value are recognized in Other income, net in the Condensed Consolidated Statements of Income.

The contingent consideration liability was $1.8 million as of December 31, 2025. During the three months ended September 30, 2026, the Company paid the acquisition-related contingent consideration in accordance with the applicable acquisition agreement. There were no changes in the estimated fair value of the liability prior to settlement. As a result of the payment, there was no acquisition-related contingent consideration liability outstanding as of September 30, 2026.

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

The fair value allocation related to the Company’s acquisitions is determined using a discounted cash flow approach, or a replacement cost approach, which are based on significant unobservable inputs (Level 3). These valuation methods required management to make various assumptions, including, but not limited to, future profitability, cash flows, replacement costs, and discount rates. The Company’s estimates are based upon historical trends, management’s knowledge and experience and overall economic factors, including projections of future earnings potential. Developing discounted future cash flows in applying the income approach requires the Company to evaluate its intermediate to longer-term strategies, including, but not limited to, estimates of revenue growth, operating margins, capital requirements, inflation and working capital management. The development of appropriate rates to discount the estimated future cash flows requires the selection of risk premiums, which can materially impact the present value of future cash flows.

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

Issued and Outstanding Share Capital

The Company has only one class of stock outstanding, common shares. The authorized stock consists of an unlimited number of common shares with no stated par value, of which 38,053,094 and 38,019,082 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

During the nine months ended September 30, 2026, the Company repurchased and canceled 795,802 common shares at a cost of $7.5 million (excluding taxes) pursuant to the 2026 Share Repurchase Program and withheld and canceled 277,390 common shares with an aggregate value of $2.1 million to satisfy employee income tax withholding associated with RSUs vesting. The cost of shares repurchased and withheld is recorded as a reduction to shareholders’ equity.

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

On June 5, 2025, the Company's shareholders approved the first amendment to the 2024 Omnibus Plan, and on June 4, 2026, the Company's shareholders approved a second amendment (the "Second Amendment") to the 2024 Omnibus Plan. Following the Second Amendment, the maximum number of common shares that will be available for awards and issuance under the 2024 Omnibus Plan and that may be reserved for issuance at any time, including under previous plans such as the 2020 Long Term Incentive Plan (effective June 11, 2020), the Amended and Restated Stock Option Plan (effective as of July 17, 2018), the Amended and Restated Restricted Share Unit Plan (effective as of July 17, 2018), and the Deferred Share Unit Plan (effective July 17, 2018), is 7,696,717 shares. The maximum amount of common shares that may be awarded under the 2024 Omnibus Plan as “incentive stock options” is 1,000,000 common shares. As of September 30, 2026, the Company had outstanding options of 3,377,000 and RSUs of 2,449,000 associated with common shares under the existing plans.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation - options	$—	$3	$—	$25
Stock-based compensation - restricted stock units	2,476	2,177	6,959	6,807
Total	$2,476	$2,180	$6,959	$6,832

At September 30, 2026, there was no remaining unrecognized pre-tax stock option expense under the Company's equity compensation plans. As of September 30, 2026, there was approximately $8.5 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.40 years.

Options

The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Number of options (000's)	Weighted average exercise price(1)	Weighted average remaining contractual life	Aggregate intrinsic value(2)
Balance December 31, 2025	3,538	$5.45	4.1 years	$7,968
Issued	—	—
Exercised	(161)	6.67
Expired / Forfeited	—	—
Balance September 30, 2026	3,377	$5.40	3.4 years	$12,563
(1)For presentation purposes, stock options issued with a Canadian dollar exercise price have been translated to U.S. dollars based on the prevailing exchange rate on the date of grant.
(2)The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing price of the Company's common shares on the last trading day of the period ($9.10 and $7.43 on September 30, 2026 and December 31, 2025, respectively).

The aggregate intrinsic value of options outstanding and options exercisable was $12.6 million at September 30, 2026. For the nine months ended September 30, 2026, 160,597 common shares were issued pursuant to the exercise of stock options.

At September 30, 2026, the Company had 3,377,000 exercisable stock options outstanding with a weighted average exercise price of $5.40 and a weighted average remaining contractual life of 3.4 years. At December 31, 2025, the Company had 3,538,000 exercisable stock options outstanding with a weighted average exercise price of $5.45 and a weighted average remaining contractual life of 4.1 years.

The fair value of the stock options has been charged to the Condensed Consolidated Statements of Income and credited to additional paid-in capital over the vesting period, using the grant date fair value based on the Black-Scholes option pricing model. The assumptions used to determine the grant date fair value of stock options include exercise price, risk-free interest rates, expected volatility, and average life of an option. The risk-free interest rates are based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on the Company's common shares and historical volatility of the Company's common shares over the expected life of the option. There were no issuances of options during the nine months ended September 30, 2026.

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

The following table summarizes RSU activity for the nine months ended September 30, 2026:

	Number of RSUs (000's)	Weighted average grant price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
Balance December 31, 2025	2,134	$8.07	1.43 years	$15,857
Issued	1,352	7.52
Vested	(947)	8.04
Forfeited	(90)	7.42
Balance September 30, 2026	2,449	$7.80	1.40 years	$22,286
(1)The aggregate intrinsic value of time-based RSUs outstanding was based on the closing price of the Company's common shares on the last trading day of the period ($9.10 and $7.43 on September 30, 2026 and December 31, 2025, respectively).

During the nine months ended September 30, 2026, the Company issued 1,352,154 RSUs with a vesting term of one or three years and a weighted-average fair value of $7.52 per share.

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

The following table summarizes PSU activity for the nine months ended September 30, 2026:

	Number of phantom share units (000's)	Value of share equivalents(1)
Balance December 31, 2025	484	$3,596
Issued	316	2,341
Vested	(230)	(1,971)
Forfeited	(4)	(39)
Balance September 30, 2026	566	$5,151
(1)The value of outstanding share equivalents at the beginning of the period is based on the market price of the Company’s common shares at that time, the value of issued share equivalents is based on the market price of the Company’s common shares at issuance, the value of vested share equivalents is based on the cash paid at the time of vesting, and the values of forfeited share equivalents and outstanding share equivalents at the end of the period are based on the market price of the Company's common shares at the end of the period. The market price of the Company's common shares was $9.10 and $7.43 on September 30, 2026 and December 31, 2025, respectively.

The change in fair value of the PSUs has been charged to the Condensed Consolidated Statements of Income and recorded as a liability included in accrued liabilities and long-term accrued liabilities. The total liability associated with PSUs at September 30, 2026 is $2.9 million, with $2.0 million of this amount included in current accrued liabilities and the remaining portion of $0.9 million included in long-term accrued liabilities.

The impact associated with the fair value re-measurement of PSUs is recorded in selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income. The following table summarizes expense associated with the PSUs for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general, and administrative	$76	$353	$2,107	$1,134

The Company paid cash settlements of $2.0 million and $1.8 million during the nine months ended September 30, 2026 and 2025, respectively, pertaining to vestings of cash-settled PSUs.

8.     Commitments and Contingencies

The Company accrues estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies (“ASC 450”). No less than quarterly, the Company reviews the status of each significant matter underlying a legal proceeding or claim and assesses its potential financial exposure. The Company accrues a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to the Company at the time the judgment is made, which may prove to be incomplete or inaccurate or unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Furthermore, the outcome of legal proceedings is inherently uncertain, and the Company may incur substantial costs and expenses defending any of these matters.

Legal Proceedings

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. As of September 30, 2026, the Company has recognized liabilities for certain matters where losses are probable and reasonably estimable. Based on management's evaluation, the amounts recognized and any reasonably possible additional losses associated with these proceedings are not material, individually or in the aggregate, to the Company's consolidated financial statements. A separate governmental and regulatory matter for which a loss is reasonably possible is discussed below.

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

The Company timely pursued the Medicare administrative appeals process. As a result of the appeal process to date, the asserted overpayment was reduced to approximately $2.2 million. Following a partially favorable administrative law judge decision in June 2026, the Company appealed the remaining adverse findings to the Medicare Appeals Council in August 2026, where the matter remains pending. The Company continues to dispute the remaining asserted overpayment and intends to pursue further available appeal rights. The Company remitted payment in April 2026 to avoid administrative recoupment, and such payment does not represent a settlement, concession, or admission of liability. The payment is recorded within Prepaid expenses and other assets. Based on information currently available, the Company estimates the reasonably possible loss associated with this matter to range from zero to approximately $2.2 million. The Company has determined that a loss is not probable, and no related accrual has been recorded.

9.     Income Taxes

For the nine months ended September 30, 2026, the Company recorded income tax expense of $4.5 million, which includes a discrete tax expense of approximately $0.1 million associated with stock-based compensation arrangements. The effective rate for the nine months ended September 30, 2026 is 30.2%. The effective tax rate differs from the rate computed by applying the statutory federal and state income tax rates to ordinary income before the provision for income taxes due to permanent non-deductible differences. The Company's effective tax rate is based on forecasted annual results which may fluctuate significantly through the rest of the year.

At September 30, 2026 and 2025, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2022.

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

The following reflects the earnings and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator - basic and diluted:
Net income attributable to Viemed Healthcare, Inc.	$4,638	$3,513	$9,984	$9,295

Denominator:
Basic weighted-average number of common shares	38,102,064	38,638,660	38,257,518	39,190,666
Diluted weighted-average number of shares	41,192,313	40,495,761	40,975,362	41,086,178

Basic earnings per share	$0.12	$0.09	$0.26	$0.24
Diluted earnings per share	$0.11	$0.09	$0.24	$0.23

Denominator calculation from basic to diluted:
Basic weighted-average number of common shares	38,102,064	38,638,660	38,257,518	39,190,666
Stock options and other dilutive securities	3,090,249	1,857,101	2,717,844	1,895,512
Diluted weighted-average number of shares	41,192,313	40,495,761	40,975,362	41,086,178

Anti-dilutive shares excluded from the calculation consisted of employee stock options and RSUs that were de minimis in all periods presented.

11.     Subsequent Events

On October 29, 2026, the Company repaid $2.0 million of its 2022 Term Loan Facility, reducing the outstanding balance from $5.3 million to $3.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified entirely by, our condensed consolidated financial statements (including Notes to the Condensed Consolidated Financial Statements) and the other consolidated financial information under Item 1 of this Quarterly Report on Form 10-Q. Some of the information in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Actual results and timing of events could differ from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, including those identified under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the other documents we file with the SEC, including under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and with the securities regulatory authorities in certain provinces of Canada, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. The risks, uncertainties and other factors, many of which are beyond our control, that could influence actual results include, but are not limited to: the general business, market and economic conditions in the regions in which we operate; significant capital requirements and operating risks that we may be subject to; our ability to implement business strategies and pursue business opportunities; volatility in the market price of our common shares; the state of the capital markets; the availability of funds and resources to pursue operations; inflation; reductions in reimbursement rates and audits of reimbursement claims by various governmental and private payor entities; dependence on few payors; possible new drug discoveries; dependence on key suppliers; changes in U.S. trade policies and retaliatory responses from other countries, including tariffs; granting of permits and licenses in a highly regulated business; competition; disruptions in or attacks (including cyber-attacks) on our information technology, internet, network access or other voice or data communications systems or services; the evolution of various types of fraud or other criminal behavior to which we are exposed; difficulty integrating newly acquired businesses; the impact of new laws and regulations and changes to, or application of, current laws and regulations; the overall difficult litigation and regulatory environment; increased competition; increased funding costs and market volatility due to market illiquidity and competition for funding; critical accounting estimates and changes to accounting standards, policies, and methods used by us; the occurrence of natural and unnatural catastrophic events or health epidemics or concerns, and claims resulting from such events or concerns; the use of artificial intelligence technologies; as well as other general economic, market and business conditions; and other factors beyond our control.

General Matters

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms the "Company," "we," "us" and "our" refer to Viemed Healthcare, Inc. and its subsidiaries in which it has a controlling financial interest.

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

We derive a significant portion of our revenue through the rental of non-invasive and invasive ventilators, which represented 46.4% and 48.5% of our revenue for the three months ended September 30, 2026 and 2025, respectively, and 46.6% and 52.0% for the nine months ended September 30, 2026 and 2025, respectively. We combine the benefits of home ventilation support with licensed Respiratory Therapists ("RTs") to drive improved patient outcomes and reduce costly hospital readmissions.

We expect to grow through expansion of existing service areas as well as in new territories through a cost efficient launch that reduces location expenses. We currently serve patients in all 50 states. We expect to expand our workforce of licensed clinical practitioners, including RTs, to support our growth and ensure the high service model is maintained in the home. As of September 30, 2026, we employed 432 licensed RTs, representing approximately 29% of our company-wide employee count. Beyond fulfilling our internal staffing needs, we also provide healthcare staffing and recruitment services, offering tailored workforce solutions to external healthcare institutions and partners seeking qualified clinical professionals.

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

In November 2025, CMS finalized changes to the Medicare Competitive Bidding Program for Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”), including revisions to payment methodologies, contract award processes, and the establishment of a nationwide Remote Item Delivery program for selected product categories. The next competitive bidding round is scheduled to begin January 1, 2028, with bidding scheduled to open in January 2027. The announced product categories do not include ventilators, positive airway pressure therapy equipment, or oxygen equipment. Separately, CMS finalized changes to

DMEPOS supplier accreditation and Medicare enrollment requirements, including a transition to annual surveys and reaccreditation. These requirements apply more broadly than the product categories selected for competitive bidding and may increase compliance costs. We continue to monitor implementation of these changes and potential future expansions of competitive bidding, which could affect reimbursement rates, supplier participation, and our operations.

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

The below table highlights summary financial and operational metrics for the last eight quarters.

(Tabular amounts expressed in thousands of U.S. Dollars, except operational information)
For the quarter ended	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Financial Information:
Revenue	$80,673	$78,097	$75,414	$76,181	$71,914	$63,056	$59,129	$60,695
Gross Profit	$46,192	$45,048	$42,827	$44,103	$41,345	$36,731	$33,279	$36,138
Gross Profit %	57%	58%	57%	58%	57%	58%	56%	60%
Net Income attributable to Viemed Healthcare, Inc.	$4,638	$2,764	$2,582	$5,639	$3,513	$3,157	$2,625	$4,316
Cash and Cash Equivalents (As of)	$9,676	$10,680	$9,762	$13,501	$11,123	$20,016	$10,160	$17,540
Total Assets (As of)	$207,634	$204,224	$197,361	$199,154	$202,360	$184,603	$178,079	$177,069
Adjusted EBITDA(1)	$17,057	$13,715	$14,311	$18,203	$16,121	$14,287	$12,765	$14,242
Operational Information:
Vent Patients(2)	12,552	12,635	12,089	12,259	12,372	12,152	11,809	11,795
PAP Therapy Patients(3)	43,861	37,825	35,938	34,528	31,891	26,260	22,899	21,338
Sleep Resupply Patients(4)	40,918	37,035	33,661	36,561	33,518	25,246	22,941	24,478
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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025:

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	% of Total Revenue	2025	% of Total Revenue	$ Change	% Change
Revenue	$80,673	100.0%	$71,914	100.0%	$8,759	12.2%
Cost of revenue	34,481	42.7%	30,569	42.5%	3,912	12.8%
Gross profit	46,192	57.3%	41,345	57.5%	4,847	11.7%
Selling, general and administrative	35,508	44.0%	31,919	44.4%	3,589	11.2%
Research and development	501	0.6%	775	1.1%	(274)	(35.4)%
Stock-based compensation	2,476	3.1%	2,180	3.0%	296	13.6%
Depreciation and amortization	392	0.5%	397	0.6%	(5)	(1.3)%
Loss (gain) on disposal of property and equipment	412	0.5%	476	0.7%	(64)	(13.4)%
Other income, net	(59)	(0.1)%	(44)	(0.1)%	(15)	34.1%
Income from operations	6,962	8.6%	5,642	7.8%	1,320	23.4%
Non-operating income and expenses
Interest expense, net	177	0.2%	507	0.7%	(330)	(65.1)%
Net income before taxes	6,785	8.4%	5,135	7.1%	1,650	32.1%
Provision for income taxes	2,048	2.5%	1,535	2.1%	513	33.4%
Net income	4,737	5.9%	3,600	5.0%	1,137	31.6%
Net income attributable to noncontrolling interest	99	0.1%	87	0.1%	12	13.8%
Net income attributable to Viemed Healthcare, Inc.	$4,638	5.7%	$3,513	4.9%	$1,125	32.0%

Revenue

The following table summarizes our revenue for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	% of Total Revenue	2025	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$37,460	46.4%	$34,883	48.5%	$2,577	7.4%
Other home medical equipment rentals	17,414	21.6%	15,401	21.4%	2,013	13.1%
Revenue from sales and services
Equipment and supply sales	19,414	24.1%	15,700	21.8%	3,714	23.7%
Service revenues	6,385	7.9%	5,930	8.3%	455	7.7%
Total revenue	$80,673	100.0%	$71,914	100.0%	$8,759	12.2%

For the three months ended September 30, 2026, total revenue was $80.7 million, an increase of $8.8 million, or 12.2%, compared to the three months ended September 30, 2025. The increase was driven by growth across our rental, equipment and supply sales, and service revenue categories, primarily reflecting continued growth in sleep therapy, complex respiratory care, and women’s health products and services.

Revenue from non-invasive and invasive ventilator rentals increased by $2.6 million, or 7.4%, to $37.5 million for the three months ended September 30, 2026. The increase was primarily attributable to higher average patient volumes, reflecting continued demand for home non-invasive ventilation services. Rental revenue from other home medical equipment increased by $2.0 million, or 13.1%, to $17.4 million for the three months ended September 30, 2026. The increase was driven primarily by growth in PAP therapy and airway-clearance services.

Equipment and supply sales increased by $3.7 million, or 23.7%, to $19.4 million for the three months ended September 30, 2026. The increase was primarily attributable to higher PAP resupply volumes and continued growth in women’s health product sales, including breast pumps and related supplies. Service revenues, which consist primarily of revenue from our healthcare staffing operations and in-home sleep testing services, increased by $0.5 million, or 7.7%, to $6.4 million for the three months ended September 30, 2026.

Ventilator rentals remained our largest individual source of revenue. However, the growth of PAP therapy and resupply, women’s health, airway-clearance services, and other home medical equipment offerings continued to diversify our revenue mix.
Cost of revenue and gross profit

For the three months ended September 30, 2026, cost of revenue totaled $34.5 million, an increase of $3.9 million, or 12.8%, from the comparable period in 2025. The increase was primarily attributable to higher patient volumes and equipment and supply sales, reflecting continued growth across our sleep therapy, resupply, and women’s health offerings.

Gross profit increased $4.8 million, or 11.7%, to $46.2 million for the three months ended September 30, 2026, compared to $41.3 million in the comparable period in 2025. Gross profit margin remained relatively stable at 57.3% for the three months ended September 30, 2026, compared to 57.5% for the three months ended September 30, 2025. The modest decrease primarily reflected a shift in revenue mix toward equipment and supply sales, which generally carry lower gross margins than equipment rentals but require less capital investment. For the three months ended September 30, 2026, revenue from sales and services represented 32.0% of total revenue, compared to 30.1% in the comparable period in 2025.

Selling, general and administrative expense

Selling, general, and administrative expenses as a percentage of revenue modestly improved to 44.0% for the three months ended September 30, 2026, compared to 44.4% for the three months ended September 30, 2025. Selling, general and administrative expenses totaled $35.5 million for the three months ended September 30, 2026, an increase of $3.6 million, or 11.2%, from the comparable period in 2025.

The increase in selling, general and administrative expense was primarily attributable to expenses incurred to support the continued growth of the business, including higher personnel costs and continued investments in technology and operational infrastructure. Employee compensation and related expenses increased $2.4 million, or 11.9%, primarily reflecting increased staffing levels to support growth in patient volumes and business operations. Other factors contributing to the increase included approximately $0.7 million of incremental expenses related to technology and software investments, $0.4 million of increased marketing expenses associated with the expansion of our women's health offerings, and $0.3 million of higher legal and professional fees. These increases were partially offset by approximately $0.8 million of acquisition-related transaction costs incurred in the prior-year period that did not recur in 2026 and a $0.3 million reduction in phantom share compensation expense.

The decrease in selling, general and administrative expenses as a percentage of revenue reflected continued revenue growth and operating leverage, notwithstanding ongoing investments in technology, personnel, and infrastructure to support the expansion of our operations.

Research and development

For the three months ended September 30, 2026, research and development expense totaled $0.5 million, a decrease of $0.3 million, or 35.4%, from $0.8 million in the comparable period in 2025. We expect research and development costs to remain consistent throughout the remainder of 2026 as we continue to invest in technology initiatives to support our clinical operations and service delivery capabilities.

Stock-based compensation

For the three months ended September 30, 2026, stock-based compensation totaled $2.5 million, an increase of 13.6% from the comparable period in 2025. Stock-based compensation continues to reflect our ongoing investment in employee retention and long-term incentive programs through the use of equity-based awards, with expense recognized over the respective vesting periods of awards granted in both the current and prior years.

Loss (gain) on disposal of property and equipment

For the three months ended September 30, 2026, loss on disposal of property and equipment was $0.4 million, compared to a loss on disposal of property and equipment of $0.5 million for the three months ended September 30, 2025. The losses recognized in both periods primarily related to the disposal of equipment in the ordinary course of business, including equipment that was damaged or destroyed, and similar losses may continue to occur in future periods.

Provision for income taxes

For the three months ended September 30, 2026, the provision for income taxes was a $2.0 million expense, compared to a $1.5 million expense during the comparable 2025 period. Our annual estimated effective tax rate for 2026 is 30.2%.

Net income

For the three months ended September 30, 2026, net income was $4.7 million, an increase of $1.1 million, or 31.6% from the comparable period in 2025. Net income represented 5.9% of revenue for the 2026 period, compared to 5.0% for the 2025 period. The increase was primarily attributable to higher gross profit resulting from continued revenue growth, partially offset by increased operating expenses and a higher provision for income taxes.

Comparison of the Nine Months Ended September 30, 2026 and 2025:

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	% of Total Revenue	2025	% of Total Revenue	$ Change	% Change
Revenue	$234,184	100.0%	$194,099	100.0%	$40,085	20.7%
Cost of revenue	100,117	42.8%	82,744	42.6%	17,373	21.0%
Gross profit	134,067	57.2%	111,355	57.4%	22,712	20.4%
Selling, general and administrative	107,432	45.9%	89,147	45.9%	18,285	20.5%
Research and development	1,584	0.7%	2,419	1.2%	(835)	(34.5)%
Stock-based compensation	6,959	3.0%	6,832	3.5%	127	1.9%
Depreciation and amortization	1,168	0.5%	1,098	0.6%	70	6.4%
Loss (gain) on disposal of property and equipment	1,366	0.6%	(2,528)	(1.3)%	3,894	(154.0)%
Other income, net	(161)	(0.1)%	(191)	(0.1)%	30	(15.7)%
Income from operations	15,719	6.7%	14,578	7.5%	1,141	7.8%
Non-operating income and expenses
Loss from investments	162	0.1%	—	—%	162	NM
Interest expense, net	730	0.3%	818	0.4%	(88)	(10.8)%
Net income before taxes	14,827	6.3%	13,760	7.1%	1,067	7.8%
Provision for income taxes	4,477	1.9%	4,200	2.2%	277	6.6%
Net income	10,350	4.4%	9,560	4.9%	790	8.3%
Net income attributable to noncontrolling interest	366	0.2%	265	0.1%	101	38.1%
Net income attributable to Viemed Healthcare, Inc.	$9,984	4.3%	$9,295	4.8%	$689	7.4%

Revenue

The following table summarizes our revenue for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	% of Total Revenue	2025	% of Total Revenue	$ Change	% Change
Revenue from rentals
Ventilator rentals, non-invasive and invasive	$109,231	46.6%	$100,862	52.0%	$8,369	8.3%
Other home medical equipment rentals	50,020	21.4%	42,199	21.7%	7,821	18.5%
Revenue from sales and services
Equipment and supply sales	55,873	23.9%	32,720	16.9%	23,153	70.8%
Service revenues	19,060	8.1%	18,318	9.4%	742	4.1%
Total revenue	$234,184	100.0%	$194,099	100.0%	$40,085	20.7%

For the nine months ended September 30, 2026, total revenue was $234.2 million, an increase of $40.1 million, or 20.7%, compared to the nine months ended September 30, 2025. The increase was driven by growth across our rental, equipment and supply sales, and service revenue categories, primarily reflecting continued expansion of our sleep therapy, complex respiratory care, and women’s health offerings, as well as the inclusion of nine months of revenue from Lehan Drugs, Inc. (“Lehan”) compared to three months in the prior-year period.

Revenue from non-invasive and invasive ventilator rentals increased by $8.4 million, or 8.3%, to $109.2 million for the nine months ended September 30, 2026. The increase was primarily attributable to higher average patient volumes and continued demand for home non-invasive ventilation services. Rental revenue from other home medical equipment increased by $7.8 million, or 18.5%, to $50.0 million for the nine months ended September 30, 2026. The increase was primarily driven by growth in PAP therapy and airway-clearance services, as well as rental revenue associated with women’s health products and Lehan operations.

Equipment and supply sales increased by $23.2 million, or 70.8%, to $55.9 million for the nine months ended September 30, 2026. The increase was primarily attributable to the additional contribution from Lehan, continued growth in women’s health product sales, including breast pumps and related supplies, and higher PAP resupply volumes reflecting expansion of our sleep therapy patient base. Service revenues, which consist primarily of revenue from our healthcare staffing operations and in-home sleep testing services, increased by $0.7 million, or 4.1%, to $19.1 million for the nine months ended September 30, 2026.

Ventilator rentals remained our largest individual source of revenue. However, continued growth across PAP therapy and resupply, women’s health, airway-clearance services, and other home medical equipment offerings further diversified our revenue mix, with ventilator rentals representing 46.6% of total revenue compared to 52.0% in the prior-year period.

Cost of revenue and gross profit

For the nine months ended September 30, 2026, cost of revenue totaled $100.1 million, an increase of $17.4 million, or 21.0%, from the comparable period in 2025. The increase was primarily attributable to higher patient volumes and equipment and supply sales, reflecting continued growth across our sleep therapy, resupply, and women's health offerings, as well as the inclusion of nine months of Lehan operations compared to three months in the prior-year period.

Gross profit increased $22.7 million, or 20.4%, to $134.1 million for the nine months ended September 30, 2026, compared to $111.4 million in the comparable period in 2025. Gross profit margin remained relatively stable at 57.2%, compared to 57.4% in the prior-year period. The modest decrease primarily reflected a shift in revenue mix toward equipment and supply sales, which generally carry lower gross margins than equipment rentals but require less capital investment. For the nine months ended September 30, 2026, revenue from sales and services represented 32.0% of total revenue, compared to 26.3% in the comparable period in 2025.

Selling, general and administrative expense

Selling, general, and administrative expenses as a percentage of revenue were unchanged at 45.9% for the nine months ended September 30, 2026 and September 30, 2025. Selling, general and administrative expenses totaled $107.4 million for the nine months ended September 30, 2026, an increase of $18.3 million, or 20.5%, from the comparable period in 2025.

The increase in selling, general and administrative expense was primarily attributable to costs incurred to support continued business growth, including the additional six months of Lehan operations compared to the prior-year period. Employee compensation and related expenses increased approximately $9.9 million, primarily reflecting higher staffing levels to support increased patient volumes and expanded operations. Other contributing factors included $1.6 million of higher billing expenses associated with increased claims volume, $1.8 million of higher technology and software expenses, $1.1 million of increased marketing expenses, and $1.0 million of higher phantom share compensation expense, primarily driven by changes in our share price. These increases were partially offset by approximately $0.9 million of lower acquisition-related transaction costs.

Selling, general and administrative expenses remained consistent as a percentage of revenue, reflecting continued revenue growth while supporting investments in personnel, technology, and operating capacity.

Research and development

For the nine months ended September 30, 2026, research and development expense totaled $1.6 million, a decrease of $0.8 million, or 34.5%, from $2.4 million in the comparable period in 2025. We expect research and development costs to remain consistent throughout the remainder of 2026 as we continue to invest in technology initiatives to support our clinical operations and service delivery capabilities.

Stock-based compensation

For the nine months ended September 30, 2026, stock-based compensation totaled $7.0 million, an increase of 1.9% from the comparable period in 2025. Stock-based compensation continues to reflect our ongoing investment in employee retention and long-term incentive programs through the use of equity-based awards, with expense recognized over the respective vesting periods of awards granted in both the current and prior years.

Loss (gain) on disposal of property and equipment

For the nine months ended September 30, 2026, loss on disposal of property and equipment totaled $1.4 million, compared to a gain on disposal of property and equipment of $2.5 million for the nine months ended September 30, 2025. The gain recognized in the prior-year period was primarily attributable to proceeds received from the sale of recalled ventilators to the manufacturer in excess of their net book value. The loss recognized in 2026 primarily reflected equipment disposals in the ordinary course of business.

The ventilator buyback program was substantially completed in 2025, and accordingly we do not expect additional material gains from these transactions in future periods. We may, however, continue to recognize gains or losses from the disposal of equipment in the ordinary course of business, including losses related to damaged or destroyed equipment.

Provision for income taxes

For the nine months ended September 30, 2026, the provision for income taxes was a $4.5 million expense, compared to a $4.2 million expense during the 2025 period. Our annual estimated effective tax rate for 2026 is 30.2%.

Net income

Net income was $10.4 million for the nine months ended September 30, 2026, an increase of $0.8 million, or 8.3%, compared to $9.6 million for the nine months ended September 30, 2025. Net income represented 4.4% of revenue for the 2026 period, compared to 4.9% for the 2025 period. The increase in net income was primarily attributable to higher gross profit resulting from continued revenue growth, partially offset by increased selling, general and administrative expenses and the absence of gains associated with the ventilator buyback program recognized in the prior-year period.

Non-GAAP Financial Measures

The Company uses Adjusted EBITDA, which is a financial measure that is not prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Management believes Adjusted EBITDA provides helpful information with respect to the Company’s operating performance as viewed by management, including a view of the Company’s business that is not dependent on the impact of the Company’s capitalization structure and items that are not part of the Company’s day-to-day operations. Management uses Adjusted EBITDA (i) to compare the Company’s operating performance on a consistent basis, (ii) to calculate incentive compensation for the Company’s employees, (iii) for planning purposes, including the preparation of the Company’s internal annual operating budget, and (iv) to evaluate the performance and effectiveness of the Company’s operational strategies. Accordingly, management believes that Adjusted EBITDA provides useful information in understanding and evaluating the Company’s operating performance in the same manner as management. It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to revenue or net income, as applicable, or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of the Company's liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. In calculating Adjusted EBITDA, certain items (mostly non-cash) are excluded from net income attributable to Viemed Healthcare, Inc., including depreciation and amortization of capitalized assets, net interest expense, stock based compensation, transaction costs, impairment of assets, and taxes.

The following table is a reconciliation of net income attributable to Viemed Healthcare, Inc., the most directly comparable GAAP measure, to Adjusted EBITDA, on a historical basis for the periods indicated:

For the quarter ended	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Net income attributable to Viemed Healthcare, Inc.	$4,638	$2,764	$2,582	$5,639	$3,513	$3,157	$2,625	$4,316
Add back:
Depreciation & amortization	7,718	7,520	7,621	7,570	7,539	6,891	6,613	6,366
Interest expense, net	177	248	305	364	507	132	179	147
Stock-based compensation(a)	2,476	2,032	2,451	2,300	2,180	2,341	2,311	1,521
Transaction costs(b)	—	—	74	139	847	53	85	11
Impairment of assets(c)	—	—	—	—	—	—	—	—
Income tax expense	2,048	1,151	1,278	2,191	1,535	1,713	952	1,881
Adjusted EBITDA	$17,057	$13,715	$14,311	$18,203	$16,121	$14,287	$12,765	$14,242

(a) Represents non-cash, equity-based compensation expense associated with option and RSU awards.
(b) Represents transaction costs and expenses related to acquisition and integration efforts associated with recently announced or completed acquisitions.
(c) Represents impairments of the fair value of investment and litigation-related assets.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2026 was $9.7 million, compared to $13.5 million at December 31, 2025. Typically, our principal source of liquidity is the collection of our patient accounts receivable. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity through the incurrence of indebtedness. Based on our current plan of operations, we believe cash and cash equivalents, when combined with expected cash flows from operations and amounts available under our 2022 Senior Credit Facilities will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months from the date of this filing. The Company has also historically utilized short term financing arrangements with suppliers that could be extended over a longer term if there was a need for additional liquidity.

On June 6, 2025, the Company's Board of Directors authorized and approved a share repurchase program. Under the terms of this program, the Company repurchased 1,976,441 of its common shares and the program was completed and terminated during 2025. On March 4, 2026, the Company's Board of Directors authorized and approved a new share repurchase program (the “2026 Share Repurchase Program”). Under the terms of the 2026 Share Repurchase Program, the Company may repurchase up to 1,930,131 of its common shares from time to time through open market purchases, block purchases or otherwise in accordance with applicable securities laws, including Rule 10b-18 of the Exchange Act. During the nine months ended September 30, 2026, the Company repurchased and canceled 795,802 common shares pursuant to the 2026 Share Repurchase Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Net Cash provided by (used in):
Operating activities	$35,460	$33,475
Investing activities	(20,785)	(42,554)
Financing activities	(18,500)	2,662
Net decrease in cash and cash equivalents	$(3,825)	$(6,417)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2026 was $35.5 million, resulting from net income of $10.4 million, increased by net income adjustments of $31.5 million and partially offset by an increase in non-cash working capital of $6.4 million. The net income adjustments primarily consisted of $22.9 million of depreciation and amortization and $7.0 million of stock-based compensation. The primary changes in non-cash working capital were an increase in net accounts receivable of $9.3 million and an increase in prepaid expenses and other assets of $6.0 million, partially offset by an increase in trade payables of $2.7 million, an increase in accrued liabilities of $3.1 million, and an increase in net income tax payable of $2.2 million.

Net cash provided by operating activities during the nine months ended September 30, 2025 was $33.5 million, resulting from net income of $9.6 million, increased by net income adjustments of $28.2 million and partially offset by an increase in non-cash working capital of $4.3 million. The net income adjustments primarily consisted of $21.0 million of depreciation and amortization, $6.8 million of stock-based compensation, and a $2.7 million deferred income tax expense, partially offset by a $2.5 million gain on disposal of property and equipment. The primary changes in non-cash working capital were an increase in accrued liabilities of $1.6 million and trade payables of $0.8 million, partially offset by a change in income tax payable/receivable of $5.8 million and an increase in net accounts receivable of $0.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 was $20.8 million. Net cash used for capital expenditures during the period consisted of $23.8 million of purchases of property and equipment, partially offset by $3.6 million of sales proceeds from the disposal of property and equipment. Purchases of property and equipment were primarily related to medical equipment rented to our patients. Net cash used in investing activities also included a $0.6 million equity investment.

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

Net cash used for capital expenditures increased by $4.0 million, or 24.7%, compared to the prior-year period. Although purchases of property and equipment decreased, the reduction was more than offset by lower proceeds from sales of property and equipment, as the prior-year period benefited from proceeds associated with the ventilator return program.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2026 was $18.5 million. During the nine months ended September 30, 2026, principal payments on the 2022 Term Loan Facility (as defined below) were $7.6 million. In addition, the Company made acquisition-related contingent consideration payments of $1.8 million, paid $7.7 million pursuant to share repurchase programs and canceled 277,390 common shares at a cost of $2.1 million to satisfy employee income tax withholding obligations associated with the vesting of RSUs. These uses of cash were partially offset by $1.1 million of proceeds from the exercise of stock options.

Net cash provided by financing activities during the nine months ended September 30, 2025 was $2.7 million. During the period, proceeds from the 2022 Term Loan Facility were $9.0 million and proceeds from the 2022 Revolving Credit Facility (as defined below) were $13.0 million, which were used to partially fund the cash acquisition of Lehan. Subsequent to the Lehan acquisition, the Company made $5.0 million of principal payments on the 2022 Revolving Credit Facility. In addition, the Company repurchased and cancelled common shares totaling $13.2 million under the 2025 Share Repurchase Program and $1.7 million to satisfy employee income tax withholding obligations associated with the vesting of RSUs, while proceeds from the exercise of stock options were $1.4 million during the period.

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

The proceeds of the 2022 Revolving Credit Facility may be used to refinance existing indebtedness, for working capital purposes, capital expenditures and other general corporate purposes (including permitted acquisitions), and to pay transaction fees, costs and expenses related to the 2022 Senior Credit Facilities. The proceeds of the 2022 Term Loan Facility and any additional term loans established in accordance with the 2022 Senior Credit Facilities may be used to finance permitted acquisitions and to pay transaction fees, costs and expenses related to such acquisitions. Outstanding borrowings under the 2022 Term Loan Facility were $5.3 million as of September 30, 2026. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of September 30, 2026.

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

The Company was in compliance with all covenants under the 2022 Senior Credit Facilities in effect at September 30, 2026.

Use of Funds

Our principal uses of cash are funding the purchase of rental assets and other capital purchases, the repayment of debt, the repurchase of shares of our common stock, the funding of acquisitions, operations, and other working capital requirements. Our contractual obligations primarily relate to the repayment of existing debt and contractual obligations for operating leases. The following table presents our material contractual obligations and commitments to make future payments as of September 30, 2026:

	Within 12 Months	Beyond 12 Months
Debt Obligations, including interest	$1,825	$4,797
Lease Obligations	1,689	3,117
Total	$3,514	$7,914

Except for the funding of potential acquisitions and investments, we anticipate that our operating cash flows will satisfy our material cash requirements for the 12 months after September 30, 2026. In addition to our operating cash flows, we may need to raise additional funds to support our contractual obligations and investing activities beyond such 12 month period, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Retirement Plan

The Company maintains a 401(k) retirement plan for employees to which eligible employees can contribute a percentage of their pre-tax compensation. Matching employer contributions to the 401(k) plan totaled $0.5 million for both the three months ended September 30, 2026 and 2025, and $1.6 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Recently Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily relates to fluctuations in interest rates from borrowings under the 2022 Senior Credit Facilities. The interest rates per annum applicable to the 2022 Senior Credit Facilities are Term SOFR plus an applicable margin, which ranges from 2.625% to 3.375%, or, at the option of the Company, a Base Rate (as defined in the 2022 Senior Credit Facilities) plus an applicable margin, which ranges from 1.625% to 2.375%. Outstanding borrowings subject to interest rate fluctuations under the 2022 Term Loan Facility were $5.3 million as of September 30, 2026. There were no outstanding borrowings under the 2022 Revolving Credit Facility as of September 30, 2026. Based on our outstanding borrowings, an immediate 100 basis point change in interest rates would not have a material effect on our net income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various ongoing or threatened legal actions and other proceedings, including those that arise in the ordinary course of business, which may include employment matters, breach of contract disputes, as well as governmental and regulatory matters. Please read Note 8—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Company Repurchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common shares during the three months ended September 30, 2026:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs
Jul 1- Jul 31, 2026	—	$—	—	1,249,329
Aug 1- Aug 31, 2026	14,930	$8.92	10,000	1,239,329
Sep 1- Sep 30, 2026	105,000	$8.90	105,000	1,134,329
Total	119,930	$8.90	115,000	1,134,329

(1)This amount includes 4,930 common shares acquired at a cost of $44,000 to satisfy employee income tax withholding associated with RSUs vesting.

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

Dividends

We have not declared or paid any cash or stock dividends on our common shares since our inception. Any future determination as to the declaration and payment of cash dividends will be at the discretion of the Board and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors that the Board considers relevant. Our subsidiaries are restricted from making distributions or dividend payments to us by the 2022 Senior Credit Facilities (as defined above), subject to certain exceptions. See Note 5 to the Financial Statements, included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

On September 24, 2026, Moore Faster LLC, an entity controlled by Michael Moore, the Company’s President, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The plan provides for the potential sale of up to 246,000 of the Company’s common shares beneficially owned by Mr. Moore. Sales under the plan may commence no earlier than December 24, 2026, and the plan is scheduled to terminate on November 30, 2027, subject to earlier termination in accordance with its terms.

Except as described above, during the fiscal quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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
Date: November 4, 2026

Page 45